Form 10-K
period 2007-12-31
FEDERAL MOGUL CORP
filed 2008-03-13
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Number: 000-52986

FEDERAL-MOGUL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	20-8350090
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

26555 Northwestern Highway Southfield, Michigan	48033
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number including area code: (248) 354-7700

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Class A Common Stock par value $0.01 per share Warrants to purchase Class A Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Predecessor of the Registrant (which voting stock has been cancelled) was approximately $97.9 million as of June 29, 2007 based on the reported last sale price as published for over-the-counter market for such date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The Registrant had 100,500,000 shares of common stock outstanding as of February 28, 2008.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).

Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. Federal-Mogul Corporation (the “Company”) also, from time to time, may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Reform Act.

Any or all forward-looking statements included in this report or in any other public statements may ultimately be incorrect. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, experience or achievements of the Company to differ materially from any future results, performance, experience or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

These are some of the factors that could potentially cause actual results to differ materially from expected and historical results. Other factors besides those listed here could also materially affect the Company’s business.

Legal and Environmental Proceedings

•

Legal actions and claims of undetermined merit and amount involving, among other things, product liability, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities.

Business Environment and Economic Conditions

•	The Company’s ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business.

•	Variations in the financial or operational condition of the Company’s significant customers, particularly the world’s original equipment manufacturers of commercial and passenger vehicles.

•	Fluctuations in the price and availability of raw materials and other supplies used in the manufacturing and distribution of the Company’s products.

•	Material shortages, transportation system delays, or other difficulties in markets where the Company purchases supplies for the manufacturing of its products.

•

Significant work stoppages, disputes, or any other difficulties in labor markets where the Company obtains materials necessary for the manufacturing of its products or where its products are manufactured, distributed or sold.

•	Increased development of fuel cells, hybrid-electric or other alternative energy technologies.

•	The Company’s ability to obtain cash adequate to fund its needs, including availability of borrowings under its various credit facilities.

•

Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets which directly impact the valuation of assets and liabilities associated with the Company’s pension and other postemployment benefit plans.

Other Factors

•

Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where the Company has significant manufacturing operations, customers or suppliers.

•	Physical damage to, or loss of, significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control.

•

New or expanded litigation activity regarding alleged asbestos claims against foreign subsidiaries of the Company for which the liability has not been permanently channeled to a trust pursuant to section 524(g) of the United States Bankruptcy Code and/or addressed by the provisions of the Company Voluntary Arrangements approved in the United Kingdom.

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in other countries, that may affect the operations of the Company.

•

Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

•

The Company is currently transitioning its information system infrastructure and functions to newer generation systems. If the new systems cannot be properly implemented, the Company would expect to incur additional expenses to upgrade and improve its legacy systems.

PART I

ITEM 1.	BUSINESS

Business Overview

Federal-Mogul Corporation is a leading global supplier of parts, components, modules and systems to customers in the automotive, small engine, heavy-duty, marine, railroad, aerospace and industrial markets. Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into six primary reporting segments; Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, Global Aftermarket, and Corporate. Federal-Mogul offers its customers a diverse array of market-leading products for original equipment manufacturers (“OEM”) and replacement parts (“aftermarket”) applications, including engine bearings, pistons, piston rings, piston pins, ignition products, fuel products, cylinder liners, valve seats and guides, sealing products, element resistant systems protection sleeving products, electrical connectors and sockets, disc pads and brake shoes, lighting, wiper and steering products. The Company’s principal customers include most of the world’s OEMs of vehicles and industrial products and aftermarket retailers and wholesalers.

The predecessor to Federal-Mogul Corporation, (the “Predecessor Company” or the “Predecessor”) and all of its then-existing wholly-owned United States subsidiaries (“U.S. Subsidiaries”) filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 1, 2001, certain of the Predecessor Company’s United Kingdom subsidiaries (together with the U.S. Subsidiaries, the “Debtors”) filed voluntary petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court. On November 8, 2007, the Bankruptcy Court entered an Order (the “Confirmation Order”) confirming the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) and entered Findings of Fact and Conclusions of Law regarding the Plan (the “Findings of Fact and Conclusions of Law”). On November 14, 2007, the United States District Court for the District of Delaware entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. On December 27, 2007, the Plan became effective in accordance with its terms (the “Effective Date”). On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (also referred to as “Federal-Mogul”, the “Company”, the “Successor Company”, or the “Successor”).

In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the Company was required to adopt fresh-start reporting effective upon emergence from Bankruptcy on December 27, 2007. The Company evaluated the activity between December 27, 2007 and December 31, 2007 and, based upon the immateriality of such activity, concluded that the use of an accounting convenience date of December 31, 2007 was appropriate. As such, fresh-start reporting has been applied as of that date. As a result of fresh-start reporting, financial statements of the Successor Company are not comparable to the financial statements of the Predecessor Company. For further information on fresh-start reporting, see Note 3 to the consolidated financial statements.

Federal-Mogul has operations in 35 countries and, accordingly, all of the Company’s reporting segments derive sales from both domestic and international markets. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

The following tables set forth net property, plant and equipment (“PP&E”) and net sales by geographic region as a percentage of total net property, plant and equipment and total net sales, respectively. Net PP&E balances in the table below are estimated values associated with the application of fresh-start reporting. The finalization of fresh-start reporting could result in changes to these estimates.

	Successor Company	Predecessor Company
	Net PP&E		Net Sales
	December 31		Year Ended December 31
	2007	2006	2007	2006	2005
United States	32%	34%	40%	44%	46%
Mexico	5%	5%	4%	4%	4%
Canada	1%	1%	2%	2%	2%

Total North America	38%	40%	46%	50%	52%

Germany	22%	24%	19%	18%	17%
France	6%	6%	8%	8%	8%
United Kingdom	6%	6%	6%	6%	7%
Switzerland	—	—	5%	4%	4%
Italy	5%	5%	4%	4%	3%
Other Europe, Middle East and Africa	11%	10%	5%	4%	5%

Total Europe Middle East and Africa	50%	51%	47%	44%	44%

Asia	11%	8%	5%	3%	2%
South America	1%	1%	2%	3%	2%

	100%	100%	100%	100%	100%

The following table sets forth the Predecessor Company’s net sales by reporting segment as a percentage of total net sales:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
Net sales by reporting segment:
Powertrain Energy	30%	29%	27%
Powertrain Sealing and Bearings	15%	15%	15%
Vehicle Safety and Protection	11%	11%	11%
Automotive Products	5%	5%	5%
Global Aftermarket	39%	40%	42%

	100%	100%	100%

The Company derives significant sales from both the original equipment market and the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise to manage a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse and global customer base through leading technology and innovation.

Strategy

The Company’s strategy is designed to create global sustainable profitable growth by leveraging existing and developing new competitive advantages. This strategy consists of the following primary elements:

•	Focus on core business segments to provide global market share, earnings and cash flow growth;

•	Provide value-added products through leading innovative technology, modules and systems to customers in all markets served;

•	Developing products to support increased fuel economy standards while reducing carbon dioxide emissions;

•

Extend the Company’s global reach to support its OEM customers, penetrate new markets and acquire new customers, in particular, furthering its relationships with Asian OEMs while strengthening market share with U.S. and European OEMs;

•	Leverage the strength of the Company’s global aftermarket leading brand positions, product portfolio and range, marketing and selling expertise, and leveraging distribution and logistics capabilities;

•	Utilize the Company’s leading technology resources to develop advanced and innovative products, processes and manufacturing capabilities; and

•

Aggressively pursue cost competitiveness in all business segments by continuing to drive productivity in existing operations, to consolidate and relocate manufacturing operations to best cost countries, utilizing the Company’s strategic joint ventures and alliances, and consolidation and rationalization of business resources and infrastructure.

The Company’s strategy is designed to capitalize on certain trends occurring in the original equipment and aftermarket replacement markets. The Company assesses individual opportunities to execute its strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns, and other criteria, and makes investment decisions on a case-by-case basis. Opportunities meeting or exceeding these criteria are generally undertaken through acquisitions and investments, restructuring activities, joint ventures and other strategic partnerships, and research and development activities.

Acquisitions and Investments. The Company, in connection with its strategic planning process, assesses opportunities for sales and earnings growth through product line expansion, technological advancements, geographic positioning, penetration of new markets and acquisition of new customers, and other opportunities consistent with the Company’s strategy that will provide a sustainable competitive advantage.

Restructuring Activities. The Predecessor Company, as part of the global sustainable profitable growth strategy, has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve cost reductions. These restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to best cost countries. Such activities have freed up both human and capital resources which have been devoted to the Company’s core businesses.

In January 2006, the Predecessor Company announced a global restructuring plan (“Restructuring 2006”) as part of its global sustainable profitable growth strategy. From the inception of this program through December 31, 2007, the Predecessor Company has incurred expenses of $119.9 million under this program associated with the closures of its facilities located in Alpignano, Italy; Upton, United Kingdom; Malden, Missouri; Pontoise, France; Rochdale, United Kingdom; Slough, United Kingdom; St. Johns, Michigan; St. Louis, Missouri; and Bretten, Germany. The Predecessor Company also transferred production with high labor content from its facilities in Nuremberg, Germany; Wiesbaden, Germany; and Orleans, France to existing facilities in best cost countries. The finalization of this program is expected to be completed in late 2008, will affect approximately 3 additional facilities, and will reduce the Company’s workforce by an additional 1%. Payments associated with this program are expected to continue into 2010. The Company continues to evaluate the individual components of this program, and will announce those components as plans are finalized.

The Company’s restructuring activities are further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the consolidated financial statements, “Restructuring”, included in Item 8 of this report.

Joint Ventures and Other Strategic Alliances. Joint ventures and other strategic alliances represent an important element of the Company’s business strategy. The Company forms joint ventures and strategic alliances to gain entry into new markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations, and broaden its customer base. The Company believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian OEMs. The Company is currently involved in 31 joint ventures located in 13 different countries throughout the world, including China, India, Korea and Turkey. Of these joint ventures, the Company maintains a controlling interest in 13 entities and, accordingly, the financial results of these entities are included in the consolidated financial statements of the Company and its Predecessor. The Company has a non-controlling interest in 18 of its joint ventures, of which 14 are accounted for under the equity method and 4 are accounted for under the cost method. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which the Company is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

Net sales for consolidated joint ventures were approximately 10% of consolidated net sales for the year ended December 31, 2007. The Company’s investment in non-consolidated joint ventures totaled $324 million as of December 31, 2007, while the Predecessor’s equity earnings of such affiliates approximated $38 million for the year ended December 31, 2007. The Company’s investment in non-consolidated joint ventures includes an estimated fair value increase of $148 million as of December 31, 2007 recorded as a result of fresh-start reporting.

Research and Development. The Company maintains technical centers throughout the world designed to:

•	integrate the Company’s leading technologies into advanced products and processes;

•	provide engineering support for all of the Company’s manufacturing sites;

•	provide technological expertise in engineering and design development; and

•	provide solutions for customers and bring new, innovative products to market.

Federal-Mogul’s research and development activities are conducted at the Company’s major research centers in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Crepy, France; Plymouth, Michigan; Skokie, Illinois; Ann Arbor, Michigan; Exton, Pennsylvania; Toledo, Ohio and Yokohama, Japan.

Each of the Company’s business units is engaged in various engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $178 million, $162 million and $170 million for the years ended December 31, 2007, 2006 and 2005, respectively. As a percentage of OE sales, research and development was 5% for each of the years ended December 31, 2007, 2006 and 2005.

The Company’s Products

The following provides an overview of products manufactured and distributed by the Company’s reporting segments.

Powertrain Energy. Powertrain Energy products are used in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include pistons, piston rings, piston pins, cylinder liners, valve seats and guides, and transmission components. These products are offered under the Federal-Mogul™, AE™, Glyco™, Goetze™ and Nüral™ brand names. These products are either sold as individual products or offered to automotive manufacturers as assembled products. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain Energy operates 32 manufacturing facilities in 15 countries, serving a large number of major automotive, heavy-duty and industrial customers worldwide. Powertrain Energy derived 23% of its 2007 sales in the Americas, 69% in Europe, Middle East, and Africa (“EMEA”) and 8% in Asia.

The following provides a description of the various products manufactured by Powertrain Energy:

Product	Description

Pistons	The main task of the piston is to convert combustion energy into mechanical energy. In this process, substantial pressures are exerted on the piston, imposing high demands on it in terms of rigidity and temperature resistance.

Piston rings	The three main tasks of piston rings in internal combustion engines include: (1) sealing the combustion chamber, (2) supporting heat transfer from the piston to the cylinder wall, and (3) regulating oil consumption.

Cylinder Liners	Cylinder liners, or sleeves, work in tandem with the piston and ring, forming the chamber in which the thermal energy of the combustion process is converted into mechanical energy.

Piston Pins	Piston pins attach the piston to the end of the connecting rod, allowing the combustion force to be transferred to the crankshaft.

Valve Seats and Guides	Federal-Mogul designs and manufactures a wide variety of powdered metal products for engines, transmissions, general industrial applications and special materials to meet particular customer requirements.

Powertrain Sealing & Bearings. Federal-Mogul is one of the world’s leading sealing solutions and bearings providers. Design capability and product portfolio enable effective delivery of complete sealing packages and full range of engine bearings, bushings, and thrust washers for engine, transmission and driveline systems to a broad array of customers. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul™, Fel-Pro™, FP Diesel™, Glyco™, National™ and Payen™. The group serves a number of different industries including automotive, truck, commercial equipment (construction, agricultural, power generation, marine and rail), industrial, recreation and consumer power equipment. Product offering includes dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, heat shields, engine bearings, bronze engine bearings, aluminum engine bearings and bushings and washers. Powertrain Sealing & Bearings operates 27 manufacturing facilities in 12 countries across 5 continents. Powertrain Sealing & Bearings derived 44% of its 2007 sales in the Americas, 51% in EMEA and 5% in Asia.

The following provides a description of the various products manufactured by Powertrain Sealing & Bearings:

Product	Description

Dynamic Seals	Dynamic seals are used on rotating or moving shafts to contain lubricants, fluids and pressure while keeping out dust and other contaminates. There are wide areas of application including engine crankshaft, transmission, pinion and axle, and wheel seals.

Bonded Piston Seals	Bonded piston seals use hydraulic pressure in transmissions to facilitate gearshift. These products are used in automatic, dual clutch transmissions and continuously variable transmissions.

Combustion and Exhaust Gaskets	Combustion and exhaust gaskets are used between two surfaces to contain gas and pressure produced from combustion. These gaskets are primarily used on internal combustion engine applications including head, exhaust manifold, exhaust takedown, exhaust and gas recirculation and turbo gaskets.

Product	Description

Static Gaskets andSeals	Static gaskets and seals create a barrier between two surfaces to contain fluids, pressure and gases while keeping out dust and other contaminants. There are wide areas of application including engine covers, oil pans, intake manifolds, transmission covers and differential covers.

Rigid Heat Shields	Rigid heat shields are designed to provide heat and sound barrier to emitting components. These products cover a full range of application on a vehicle from engine to tailpipe.

Engine Bearings

Engine bearings ensure low friction rotation and guidance between the connecting rod and the crankshaft to facilitate the transmission of full combustion power from the piston. They operate principally under hydrodynamic lubrication conditions.

Bronze bearings are used in highly loaded engines (diesel or gasoline turbocharged). These products cover a complete range of electroplated and Sputter coated lead free solutions. These extremely high performance materials support the down sizing of the engines and consequent CO2 reduction.

Aluminum engine bearings are lead free and are primarily used in naturally aspirated gasoline engines. These materials have exceptionally good sliding properties when combined with cast iron crankshafts.

Glycodur and Deva Bearings	Glycodur and Deva bearings are primarily dedicated to applications operating in mixed or low lubrication conditions. Applications are mainly diverse industrial and include wind turbines and hydroelectric power generation.

Bushings and Washers	Bushings and washers are used in engines and transmissions to ensure low friction rotation or oscillation of shafts. They are made of bronze, aluminum or polymer material.

Vehicle Safety and Protection. Federal-Mogul supplies systems protection products and is one of the world’s largest suppliers of friction materials. Both the systems protection products and the friction products are used in the automotive, motorcycle, heavy-duty, aerospace, railway and consumer products markets. The primary products of this segment include brake disc pads, brake shoes, brake linings and blocks and element resistant systems protection sleeving products. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul™, Abex™, Beral™, Ferodo™, Thermo Quiet™ and Wagner™. Federal-Mogul supplies friction products to all major customers in the light vehicle, commercial vehicle, aerospace and railway sectors and is also a leading company in the aftermarket. Vehicle Safety and Protection operates 22 manufacturing facilities in

13 countries, serving many major automotive, railroad and industrial customers worldwide. Vehicle Safety and Protection derived 29% of its 2007 sales in the Americas, 64% in EMEA and 7% in Asia.

The following provides a description of the various products manufactured by Vehicle Safety and Protection:

Product	Description

Light Vehicle Disc Pads

A light vehicle disc pad assembly consists of:

•     Friction material, which dissipates forward momentum by converting energy into heat

•     Underlayer, which is a layer of different friction material placed between the backplate and friction material to improve strength, thermal barrier, corrosion resistance, noise performance or a combination of these characteristics

•     Backplate, to support and locate the friction material in the caliper

•     Shim, which is a rubber/metal laminate developed to suppress noise

Commercial Vehicle Disc Pads	Commercial vehicle disc brake pads are a growing segment of the friction market, superseding drum brakes on trucks, busses, tractor units and trailers. The basic construction of a commercial vehicle disc pad is the same as a light vehicle disc pad.

Light Vehicle Drum Brake Linings	Drum brake linings are friction material affixed to a brake shoe and fitted on rear service brake, rear parking brake and/or transmission brake application.

Commercial Vehicle Full Length Linings	Full length linings are the commercial vehicle equivalent of light vehicle drum brake linings.

Commercial Vehicle Half Blocks	Half blocks are segments of friction material made to be riveted onto drum brake shoes. They are used on heavier vehicle applications where discs are not used.

Railway Brake Blocks	Railway brake blocks work by acting on the circumference of the wheel. They are lighter and quieter in operation than cast iron blocks. However, friction performance is designed to replicate that of cast iron blocks.

Railway Disc Pads	Railway disc pads are produced in single pad or paired pad format. Federal-Mogul produces sintered metal pads for high duty applications.

Element Resistant Sleeving

Element resistant sleeving products provide under-hood and under-car protection of wires, hoses, sensors, and mechanical components and assemblies from heat, dirt, vibration, and moisture. Element resistant sleeving products include:

•     Automotive wire harnesses and hoses

•     Abrasion protection and wire management of cable assemblies

•     Dielectric protection of electrical leads

•     Thermal and mechanical protection of hose assemblies

•     Acoustic insulating and sound-dampening materials

Flexible Heat Shields	Flexible heat shields are designed to provide heat barrier and thermal management

Automotive Products. Automotive Products includes manufacturing operations for ignition, lighting, fuel, brake and steering, and wiper products. These products are used in automotive, light truck, industrial, marine, motorcycle, power generation and small air-cooled engine markets. These products are marketed under various leading brand names, including Federal-Mogul™, ANCO™, Champion™, Ferodo™, MOOG™, National™ and Wagner™. The group serves a number of different industries, including automotive, industrial, sport and commercial equipment for both the OEM and the replacement parts markets. Automotive Products operates 28 manufacturing facilities in 11 countries, serving a diverse base of distributors and retail customers around the world. Automotive Products derived 67% of its 2007 OE sales in the Americas, 26% in EMEA and 7% in Asia.

The following provides a description of the various products manufactured by Automotive Products:

Product	Description

Brake	Brake parts include rotors, drums and hydraulic components. These parts, along with friction components, are essential to the vehicle braking system and promote safe stopping.

Chassis	Chassis parts include ball joints, tie rod ends, sway bar links, idler arms, control arms and coil springs. These components affect vehicle steering and ride quality.

Wipers	Wiper parts include conventional and profile style wiper blades, blade refills, wiper arms and washer pumps. These parts are designed to provide all types of drivers with necessary visibility.

Fuel Pumps	Components in the fuel delivery system include mechanical fuel pumps, electric pump sets and modular design applications.

Ignition	Ignition products include spark plugs, glow plugs, ignition coils, wire sets, battery cables and accessories.

Lighting	Automotive lighting expertise that includes power and lighting systems, interior lighting and exterior lighting components.

Global Aftermarket. Global Aftermarket distributes products manufactured within the above reporting segments, or purchased, to the independent automotive, heavy-duty and industrial replacement markets. Such products are organized to provide customers with a broad range of products within several category solutions. Federal-Mogul is a leader in several key aftermarket product lines which are marketed under various leading brand names. Global Aftermarket operates 25 distribution facilities in 14 countries, serving a diverse base of distributors and retail customers around the world. Global Aftermarket derived 73% of its 2007 sales in the Americas, 25% in EMEA and 2% in Asia.

The following provides a description of the various products distributed by Global Aftermarket:

Category	Product Lines	Brand Names

Engine Solutions	Engine Parts Fuel	Carter™; FP Diesel™; Glyco™; Goetze™; Nural™; Sealed Power™

Sealing Solutions	Gaskets Seals	FEL-PRO™; Goetze™; Payen™

Steering Solutions	Chassis Driveline Hub Assemblies	MOOG™ Chassis Parts; National™ Wheel End Components; Precision™ Universal Joint

Braking Solutions	Disc Pads Rotors Hydraulic Parts	Abex™; Beral™; Ferodo™; Necto™; Wagner™ Brake Products;

Service Solutions	Wipers Spark Plugs Lighting	ANCO™; Champion™; Power Max™ Spark Plug Wire; Wagner™ Lighting Products;

Reporting Segment Financial Information. Approximately 56% of the Company’s net sales are to the OE market and approximately 44% are to the aftermarket. The following tables summarize net sales, gross margin and total assets for each reporting segment. For additional information related to the Company’s reporting segments, refer to Note 22 to the consolidated financial statements included in Item 8 of this report.

Net sales by reporting segment were:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Powertrain Energy	$2,054	$1,805	$1,681
Powertrain Sealing & Bearings	1,054	956	967
Vehicle Safety and Protection	793	724	718
Automotive Products	334	288	297
Global Aftermarket	2,679	2,553	2,623

	$6,914	$6,326	$6,286

Gross margin by reporting segment was:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Powertrain Energy	$258	$267	$245
Powertrain Sealing & Bearings	53	79	71
Vehicle Safety and Protection	193	170	172
Automotive Products	73	51	58
Global Aftermarket	611	610	588
Corporate	(3)	(72)	(93)

	$1,185	$1,105	$1,041

Total assets by reporting segment were as listed in the table below. Included in total assets as of December 31, 2007 are estimated values, primarily for fixed assets, intangible assets and deferred taxes, associated with the application of fresh-start reporting. The finalization of fresh-start reporting could result in changes to these estimates.

	Successor	Predecessor
	December 31
	2007	2006
	(Millions of Dollars)
Powertrain Energy	$1,820	$1,474
Powertrain Sealing & Bearings	822	1,192
Vehicle Safety and Protection	1,708	994
Automotive Products	1,022	1,008
Global Aftermarket	1,988	1,828
Corporate	506	683

	$7,866	$7,179

The Company’s Industry

The vehicular supply industry is comprised of two primary markets: the OE and OES market (collectively referred to as the “OE” market) in which the Company’s products are used in the manufacture of new vehicles and for dealer replacement parts, and the aftermarket in which the Company’s products are used as replacement parts for current production and older vehicles through the independent aftermarket.

The OE Market. The OE market is characterized by short-term volatility, with overall expected long-term growth of vehicle sales and production. Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which is driven by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. In 2007, the number of light vehicles produced, which is a substantial portion of the OE market, was 18.5 million in the Americas, 24 million in EMEA, and 27.2 million in Asia. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by further penetrating business with existing customers, by gaining new customers, and by expanding into new or emerging markets. Companies with a global presence and advanced technology, engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

There are currently several significant existing and emerging trends that are impacting the OE market, including the following:

•

Globalization of Automotive Industry – OEMs are increasingly designing global platforms where the basic design of the vehicle is performed in one location, but the vehicle is produced and sold in numerous geographic markets to realize significant economies of scale by limiting variations across product designs. While developed markets in North America and Europe continue to remain important to OEMs, increased focus is being placed upon expanded design, development and production within emerging markets for growth opportunities, including Brazil, Russia, India and China. As a result, suppliers must be prepared to provide product and technical resources in support of their customers within these emerging markets. Furthermore, OEMs are moving their operations to best cost geographies relative to the U.S. and European markets and, accordingly, OEMs are increasingly requiring suppliers to provide parts on a global basis. Finally, the Asian OEMs continue to expand their reach and market share in relation to traditional domestic manufacturers. As this trend is expected to continue into the foreseeable future, suppliers must be positioned to meet the needs of the Asian OEMs.

•

Focus on Reduced Emissions and Alternative Energy Sources – Increased fuel economy and decreased carbon dioxide and other vehicle emissions are of great importance to OEMs as customers and legislators continue to demand more efficient and cleaner operating vehicles. Strict average fuel economy standards and environmental regulations are driving OEMs to focus on new technologies including diesel applications and hybrid engines, which allow the OEMs to achieve increasingly stringent regulations. Suppliers offering solutions to OEMs related to these issues possess a distinct competitive advantage, which is driving accelerated new product development cycles.

•

Focus on Vehicle Safety – Vehicle safety continues to gain industry attention and plays a critical role in consumer purchasing decisions. Accordingly, OEMs are seeking suppliers with new technologies, capabilities and products that have the ability to advance vehicle safety. Those suppliers able to enhance vehicle safety through innovative products and technologies have a distinct competitive advantage.

•

Pricing Pressures – In order to maintain sales levels of new vehicles and retain or gain market share, many OEMs continue to provide extensive pricing incentives and financing alternatives to consumers. These actions have placed pressures on the OEMs profits and, in turn, the OEMs expect certain recovery from their supply base. In order to retain current business as well as to be competitively positioned for future new business opportunities, suppliers must continually identify and implement product innovation and cost reduction activities to fund annual price concessions to their customers.

•

Raw Material Cost Inflation – In recent periods, there have been significant increases in the global prices of aluminum, copper, lead, nickel, platinum, resins and steel. To the extent that these cost increases are not passed on to customers, suppliers must continue to identify leading technological solutions and material substitution options in order to retain a competitive advantage.

•

Automotive Supply Consolidation – Consolidation within the automotive supply base is expected to continue as the entire industry evolves. Suppliers will seek opportunities to achieve synergies in their operations through consolidation, while striving to acquire complementary businesses to improve global competitiveness or to strategically enhance a product offering to provide customers with a more fully integrated module or system capability.

The Aftermarket Business. Global Aftermarket products are sold to a wide range of wholesalers, retailers and installers as replacement parts for vehicles in current production and for older vehicles. Demand for aftermarket products is driven by the quality of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, and vehicle usage (measured by miles driven). Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological innovation and resulting quality and durability. The aftermarket continues to experience consolidation of warehouse distributors and retailers, resulting in excess inventory throughout the supply chain that can adversely affect near-term sales to these customers.

There are currently several significant existing and emerging trends that are impacting the aftermarket business, including the following:

•

Extended Automotive Part Product Life and New Car Warranties – The average useful life and quality of automotive parts, both OE and aftermarket, have been steadily increasing due to innovations in products and technologies. Longer product lives and better quality allow vehicle owners to replace parts on their vehicles less frequently. In addition, the OEMs have generally increased the extent of coverage and duration of new car warranties. Increased warranties have the effect of vehicle owners having repairs performed by the OEM dealership versus a traditional automotive installer.

•

Increasing Global OEM Production – Global OEM output continues to increase year over year, thereby increasing the number of vehicles on the road. Over the long term, this increase in vehicles requiring maintenance and repair helps mitigate the impact of the increased useful life and quality of automotive parts.

•

Vehicle Complexity – Today’s vehicles are more complex in design, features, and integration of mechanical and electrical products. Ever increasing complexity adversely impacts the demand for replacement parts through the traditional independent aftermarket, as vehicle owners are less capable of performing repairs on their own vehicles. Similarly, independent repair shops and installers must increasingly invest capital in diagnostic equipment and technician training to service newer vehicles.

•

Globalization of Automotive Industry – As previously discussed, OEMs are increasingly focused on emerging markets for growth. This increased OEM focus on emerging geographic regions will ultimately drive the need for replacement parts for vehicles produced and in service, which the Company believes provides further growth opportunities for its aftermarket business in these regions.

The Company’s Customers

The Company supplies OEMs with a wide variety of technologically innovative parts, essentially all of which are manufactured by the Company. The Company’s OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance and industrial application manufacturers. The Company has well-established relationships with substantially all major American, Asian and European automotive OEMs.

Federal-Mogul’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and general retailers. The breadth of Federal-Mogul’s product lines, the strength of its leading brand names, marketing expertise, and sizable sales force, and its distribution and logistics capability, are central to the Company’s Global Aftermarket operations.

No individual customer accounted for more than 7% of the Predecessor Company’s sales during 2007.

The Company’s Competition

The global vehicular parts business is highly competitive. The Company competes with many independent manufacturers and distributors of component parts globally. In general, competition for sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. The Company is meeting these competitive challenges by developing world class technologies, efficiently integrating its manufacturing and distribution operations, expanding its product coverage within its core businesses, restructuring its operations and transferring production to best cost countries, and utilizing its worldwide technical centers to develop and provide value-added solutions to its customers. A summary of the Company’s primary independent competitors by reporting segment is set forth below.

•	Powertrain Energy – Primary competitors include Aisin, Art Metal, Bleistahl, GKN, Kolbenschmidt, Mahle, NPR, Riken, STI and Sumitomo.

•	Powertrain Sealing & Bearings – Primary competitors include Daido, Elring Klinger, Freudenberg, Kolbenschmidt, Mahle, Miba, NOK and Dana/Reinz.

•	Vehicle Safety and Protection – Primary competitors include Akebono, Galfer, Honeywell and TMD.

•	Automotive Products – Primary competitors include Affinia, Bosch, Delphi, Honeywell, NGK, Trico, UCI and Valeo.

•	Global Aftermarket – Primary competitors include Affinia, Bosch, Contitech, Delphi, Denso, Honeywell, Mahle, TRW and Valeo.

The Company’s Backlog

For OEM customers, the Company generally receives purchase orders for specific products supplied for particular vehicles. These supply relationships typically extend over the life of the related vehicle, subject to interim design and technical specification revisions, and do not require the customer to purchase a minimum quantity. In addition to customary commercial terms and conditions, purchase orders generally provide for annual price reductions based upon expected productivity improvements and other factors. Customers typically retain the right to terminate purchase orders, but the Company generally cannot terminate purchase orders. OEM order fulfillment is typically manufactured in response to customer purchase order releases, and the Company ships directly from a manufacturing location to the customer for use in vehicle production and assembly. Accordingly, the Company’s manufacturing locations do not typically maintain significant finished goods inventory, but rather produce from on-hand raw materials and work-in-process inventory within relatively short manufacturing cycles. A significant risk to the Company is lower than expected vehicle production by one or more of its OEM customers or termination of the business based upon perceived or actual shortfalls in delivery, quality or value.

For its Global Aftermarket customers, the Company generally establishes product line arrangements that encompass all products offered within a particular product line. These are typically open-ended arrangements that are subject to termination by either the Company or the customer at any time. Pricing is market responsive and subject to adjustment based upon competitive pressures and other commercial factors. Global Aftermarket order fulfillment is largely performed from finished goods inventory stocked in the Company’s worldwide distribution network. Inventory stocking levels in the Company’s distribution centers are established based upon historical customer demand.

Although customer programs typically extend to future periods and, although there is an expectation that the Company will supply certain levels of OE production and aftermarket shipments over such periods, the Company believes that outstanding purchase orders and product line arrangements do not constitute firm orders. Firm orders are limited to specific and authorized customer purchase order releases placed with its manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible after receipt from the conversion of available raw materials and work-in-process inventory for OEM orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the timeframe involved.

The composition of the Company’s purchase orders and arrangements as measured by terms and conditions, pricing and other factors has remained largely consistent over the last three years.

The Company’s Raw Materials and Suppliers

The Company purchases various raw materials for use in its manufacturing processes, including ferrous and non-ferrous metals, synthetic and natural rubber, graphite, fibers, stampings, castings and forgings. The Company also purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any shortages of raw materials or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. For business and efficiency purposes, the Company has established single sourcing relationships with a small number of its suppliers. However, based upon market conditions and readily available alternative supply sources, the Company believes it could readily replace any single supply source without a material disruption to its business. In 2007, no outside supplier of the Predecessor provided products that accounted for more than 10% of the Predecessor’s net sales.

The Predecessor Company experienced raw material inflation concentrated in non-ferrous metals of approximately $75 million during 2007. The Predecessor partially offset this impact through savings on purchased parts and through contractual price escalators. Through its global supply chain functions, the Company continues to work with its suppliers to reduce its global material costs. However, the Company expects that the impact of increasing material costs will likely continue to pressure the Company’s operating results.

Icahn Sourcing LLC

Icahn Sourcing LLC (“Icahn Sourcing”) is an entity formed and controlled by Carl C. Icahn, the Chairman of the Company’s Board, in order to leverage the potential buying power of a group of entities with which Mr. Icahn either owns or otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors, and the Company is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement and Icahn Sourcing neither sells to nor buys from any member of the buying group. The Company has purchased a variety of goods and services as a member of the buying group at prices and on terms that it believes are more favorable than those which would be achieved on a stand-alone basis.

Seasonality of the Company’s Business

The Company’s business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Asia Pacific region generally vary by country.

The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather patterns. Historically, the Company’s sales and operating profits have been the strongest in the second quarter. Refer to Note 23, “Quarterly Financial Data,” to the consolidated financial statements included in Item 8 of this report.

The Company’s Employee Relations

The Company had approximately 50,000 full-time employees as of December 31, 2007.

Various unions represent approximately 37% of the Company’s domestic hourly employees and approximately 60% of the Company’s international hourly employees. With the exception of two facilities in the U.S., most of the Company’s unionized manufacturing facilities have their own contracts with their own expiration dates, and as a result, no contract expiration date affects more than one facility.

The Predecessor Company, in January 2006, commenced a restructuring plan that includes a significant reduction in the Company’s workforce. The majority of this reduction was achieved through plant closures during 2006 and 2007, with an additional reduction of approximately 1% expected during 2008. The Company will work with global customers, unions, local works councils, management, and employees at those locations affected by the restructuring program to maintain productive employee relations and minimize any disruptions resulting from the restructuring program.

Impact of Environmental Regulations on the Company

The Company’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company’s financial position or cash flows in 2007 and are not expected to have a material impact on the Company’s financial position or cash flows in 2008 or 2009.

The Company’s Intellectual Property

The Company holds in excess of 4,600 patents and patent applications on a worldwide basis, of which 903 have been filed in the United States. Of the approximately 4,600 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to the Company.

The Company does not materially rely on any single patent, nor will the expiration of any single patent materially affect the Company’s business. The Company’s current patents expire over various periods up through the year 2032. The Company is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, the Company’s worldwide patent portfolio is materially important to its business because it enables the Company to achieve technological differentiation from its competitors.

The Company also maintains more than 6,000 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by the Company or are licensed to third parties. All trademark registrations that are still in commercial use are routinely renewed by the Company prior to their expiration.

Interests Held by Entities Controlled by Mr. Carl C. Icahn

An entity indirectly owned and controlled by Mr. Icahn filed a Schedule 13D with the Securities and Exchange Commission indicating that such entity has a beneficial interest of approximately 75% of the Company’s outstanding shares of common stock as of February 25, 2008. As a result, Mr. Icahn has the indirect ability to nominate and elect all of the directors on the Company’s Board of Directors, other than the Chief Executive Officer, and other than Neil Subin (through at least December 27, 2009). Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock including, without limitation, mergers and the sale of substantially all of the Company’s assets and amendments to its certificate of incorporation and by-laws. So long as Mr. Icahn continues to control a majority of the Company’s outstanding capital stock, he will continue to have these governance rights and the ability to control the Company.

The Company’s Website and Access to Filed Reports

The Company maintains an internet website at www.federal-mogul.com. The Company provides access to its annual and periodic reports filed with the SEC and the Company’s Integrity Policy free of charge through this website. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge by contacting the Company’s headquarters at the address located within the SEC Filings or under Investor Relations on the aforementioned website.

ITEM 1.A.	RISK FACTORS

An investment in Federal-Mogul involves various risks. When considering an investment in Federal-Mogul the following factors should be considered:

Adverse conditions in the automotive market adversely affect demand for the Company’s products and exposes the Company to credit risks of its customers: The revenues of the Company’s operations are closely tied to global OE automobile sales, production levels, and independent aftermarket parts replacement activity. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by the Company can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could impact demand from aftermarket customers. The Company’s results of operations and financial condition could be adversely affected if the Company fails to respond in a timely and appropriate manner to changes in the demand for its products.

Relative to the global automotive industry, the financial stability of the United States automotive industry has been deteriorating. Since 2001, several large U.S. based automotive companies have filed for bankruptcy protection, including: Collins & Aikman Corporation, Dana Corporation, Delphi Corporation, Dura Automotive, Intermet Corporation, Meridian Automotive Systems, Plastech Corporation and Tower Automotive. Several other companies have announced significant restructuring activities to eliminate excess capacity, reduce costs, and achieve other benefits normally associated with restructuring activities.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global automotive manufacturer, numerous Tier 1 automotive suppliers, and a large number of distributors and installers of automotive aftermarket parts.

The Company’s operations in foreign countries exposes the Company to risks related to economic and political conditions, currency fluctuations and import/export restrictions: The Company has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;

•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);

•	currency exchange rate fluctuations and currency controls; and

•	export and import restrictions.

The likelihood of such occurrences and their potential effect on the Company are unpredictable and vary from country to country.

Certain of the Company’s operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to, Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Japanese yen, Mexican pesos, Polish zloty, and Russian ruble). In reporting its consolidated statements of operations, the Company translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul’s consolidated results.

The Company is exposed to a risk of gain or loss from changes in foreign exchange rates whenever the Company, or one of its foreign subsidiaries, enters into a purchase or sales agreement in a currency other than its functional currency. While the Company reduces such exposure by matching most revenues and costs within the same currency, changes in exchange rates could impact the Company’s financial condition or results of operations.

The Company has substantial indebtedness, which could restrict the Company’s business activities: As of December 31, 2007, the Company had approximately $2.6 billion of outstanding indebtedness. The Company is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s indebtedness could:

•	limit the Company’s ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes;

•

require the Company to dedicate a substantial portion of its cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development and other corporate requirements;

•	increase the Company’s vulnerability to general adverse economic and industry conditions; and

•	limit the Company’s ability to respond to business opportunities.

If the Company loses any of its executive officers or key employees, the Company’s operations and ability to manage the day-to-day aspects of its business may be materially adversely affected: The Company’s future performance substantially depends on its ability to retain and motivate executive officers and key employees, both individually and as a group. If the Company loses any of its executive officers or key employees, which have many years of experience with the Company and within the automotive industry and other manufacturing industries, or are unable to recruit qualified personnel, the Company’s ability to manage the day-to-day aspects of its business may be materially adversely affected. The loss of the services of one or more executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company does not currently maintain “key person” life insurance.

The price of the Company’s common stock is subject to volatility: Various factors could cause the market price of the Company’s common stock to fluctuate substantially including general financial market changes, changes in governmental regulation, significant automotive industry announcements or developments, the introduction of new products or technologies by the Company or its competitors, and changes in other conditions or trends in the automotive industry. Other factors that could cause the Company’s stock price to fluctuate could be actual or anticipated variations in the Company’s or its competitors’ quarterly or annual financial results, financial results failing to meet expectations of analysts or investors, changes in securities analysts’ estimates of the Company’s future performance or of that of the Company’s competitors and the general health of the automotive industry.

Mr. Carl C. Icahn exerts significant influence over the Company and his interests may conflict with the interest of the Company’s other stockholders: Mr. Carl C. Icahn indirectly controls approximately 75% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including:

•	the election of directors;

•	any determination with respect to the Company’s business strategy and policies

•	mergers or other business combinations involving the Company;

•	the Company’s acquisition or disposition of assets;

•	future issuances of common stock or other securities by the Company;

•	the Company’s incurrence of debt or obtaining other sources of financing; and

•	the payment of dividends on the Company’s common stock.

The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire, a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.

Mr. Icahn’s interests may not always be consistent with the Company’s interests or with the interests of the Company’s other stockholders. Mr. Carl C. Icahn and entities controlled by him may also pursue acquisitions or business opportunities that may or may not be complementary to the Company’s business. To the extent that conflicts of interest may arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company or its other shareholders.

The Company’s stock price may decline due to sales of shares by Mr. Carl C. Icahn and other stockholders: Sales of substantial amounts of the Company’s common stock, or the perception that these sales may occur, may adversely affect the price of the Company’s common stock and impede its ability to raise capital through the issuance of equity securities in the future. Of the Company’s outstanding shares of common stock, approximately 75% are beneficially owned indirectly by the Company’s principal beneficial stockholder and the Chairman of the Company’s Board of Directors, Mr. Carl C. Icahn. Mr. Icahn is contractually entitled, subject to certain exceptions, to exercise his demand registration rights to cause the Company to register his shares under the Securities Act. By exercising his registration rights and selling a large number of shares, Mr. Icahn could cause the price of the Company’s common stock to decline. No other shareholder has registration rights.

The Company may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause the Company not to realize anticipated benefits, and the Company may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect the Company’s results of operations: In the past, the Company has grown through acquisitions, and may engage in acquisitions in the future as part of the Company’s global sustainable profitable growth strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If the Company is unable to successfully integrate its acquisitions, it may not realize the benefits of the acquisitions, the financial results may be negatively affected, or additional cash may be required to integrate such operations.

In the future, the Company may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. The Company’s identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes the effects on the Company’s business, diversion of management’s attention and risks associated with unanticipated problems or unforeseen liabilities, and may require significant financial resources that would otherwise be used for the ongoing development of the Company’s business.

The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent the Company pursues acquisition or joint venture opportunities internationally. The Company may not be effective in retaining key employees or customers of the combined businesses. The Company may face integration issues pertaining to the internal controls and operations functions of the acquired companies and also may not realize cost efficiencies or synergies that were anticipated when selecting the acquisition candidates. The Company may experience managerial or other conflicts with its joint venture partners. Any of these items could adversely affect the Company’s results of operations.

The Company’s failure to identify suitable acquisition or joint venture opportunities may restrict the Company’s ability to grow its business. If the Company is successful in pursuing future acquisitions or joint ventures, the Company may be required to expend significant funds, incur additional debt or issue additional securities, which may materially adversely affect results of operations and be dilutive to the Company’s stockholders. If the Company spends significant funds or incurs additional debt, the Company’s ability to obtain financing for working capital or other purposes could decline and the Company may be more vulnerable to economic downturns and competitive pressures.

The Company’s restructuring activities may not result in the anticipated synergies and cost savings: The Company intends to incur additional restructuring charges and related costs of approximately $30 million during 2008 in connection with the Company’s global sustainable profitable growth strategy. It is possible that such costs could vary from initially projected amounts or that achieving the expected synergies and cost savings will require additional costs or charges to earnings in future periods. Any costs or charges could adversely impact the business, results of operations, liquidity and financial condition.

Certain disruptions in supply of and changes in the competitive environment for raw materials could adversely affect the Company’s operating margins and cash flows: The Company uses a broad range of materials and supplies, including resins and non-ferrous metals, in its products. The Company also uses a significant amount of energy, both electricity and natural gas, in the production of its products. A significant disruption in the supply of these materials, supplies and energy could decrease production and shipping levels, materially increase operating costs and materially adversely affect profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor or transportation in the markets where the Company purchases material, components and supplies for the production of products or where the products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise, in each case may adversely affect profitability.

In recent periods there have been significant increases in the global prices of aluminum, copper, lead, platinum group metals, resins, steel and energy which have had and may continue to have an unfavorable impact on the Company’s business. Management anticipates that these increases will continue to adversely affect the Company’s business throughout 2008. Any continued fluctuations in the price or availability of energy, steel, resins, copper, nickel, or other materials may have an adverse effect on the Company’s results of operations or financial condition. To address increased costs associated with these market forces, a number of the Company’s suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit the Company’s ability to pass some of the supply and raw material cost increases onto the Company’s customers, particularly with domestic vehicle manufactures, and may prevent the Company from doing so in the future. Furthermore, the Company’s customers are generally not obligated to accept price increases that the Company may desire to pass along to them. This inability to pass on price increases to customers when raw material prices increase rapidly or to significantly higher than historic levels could adversely affect the Company’s operating margins and cash flow, possibly resulting in lower operating income and profitability.

The Company’s hedging activities to address commodity price fluctuations may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs. In order to mitigate short-term variation in operating results due to the aforementioned commodity price fluctuations, the Company hedges a portion of near-term exposure to certain raw materials used in production processes, primarily natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. The results of the Company’s hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures.

The Company’s hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, will not protect from long-term commodity price increases. The Company’s future hedging positions may not correlate to actual energy or raw materials costs, which would cause acceleration in the recognition of unrealized gains and losses on hedging positions in operating results.

The Company is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or the Company’s failure to comply with such requirements may have a material adverse effect on its business, financial condition and results of operations: The Company is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose the Company to liability for the environmental condition of its current facilities, and also may expose the Company to liability for the conduct of others or for the Company’s actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose the Company to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries where such liability has not been resolved through the Company’s 524(g) Trust. Despite the Company’s intention to be in compliance with all such laws and regulations, the Company cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If the Company violates or fails to comply with these requirements, the Company could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on the Company’s business.

The Company’s failure to maintain and comply with environmental permits that the Company is required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on the Company’s operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company’s business, financial conditions and operations.

The Company is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on the Company’s profitability and consolidated financial position. The Company is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and consolidated financial position.

If the Company is unable to protect its intellectual property and prevent its improper use by third parties, the Company’s ability to compete in the market may be harmed: Various patent, copyright, trade secret and trademark laws afford only limited protection and may not prevent the Company’s competitors from duplicating the Company’s products or gaining access to its proprietary information and technology. These means also may not permit the Company to gain or maintain a competitive advantage.

Any of the Company’s patents may be challenged, invalidated, circumvented or rendered unenforceable. The Company cannot guarantee that it will be successful should one or more of its patents be challenged for any reason. If the Company’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded to the Company’s products could be impaired, which could significantly impede the Company’s ability to market its products, negatively affect its competitive position and materially adversely affect its business and results of operations.

The Company’s pending or future patent applications held by us may not result in an issued patent and, if patents are issued to us, such patents may not provide meaningful protection against competitors or against competitive technologies. The United States federal courts may invalidate the Company’s patents or find them unenforceable. Competitors may also be able to design around the Company’s patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on the Company’s sales. If the Company’s intellectual property rights are not adequately protected, the Company may not be able to commercialize its technologies, products or services and the Company’s competitors could commercialize the Company’s technologies, which could result in a decrease in the Company’s sales and market share and could materially adversely affect the Company’s business, financial condition and results of operations.

The Company’s products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and could prevent the Company from using technology that is essential to its products: The Company cannot guarantee that its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against the Company, whether successful or not, could result in substantial costs and harm the Company’s reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of its business. In addition, intellectual property litigation or claims could force the Company to do one or more of the following:

•	cease selling or using any of products that incorporate the asserted intellectual property, which would adversely affect the Company’s revenue;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•

redesign or rename, in the case of trademark claims, products to avoid infringing the intellectual property rights of third parties, which may not be possible and could be costly and time-consuming if it is possible to do.

In the event of an adverse determination in an intellectual property suit or proceeding, or the Company’s failure to license essential technology, the Company’s sales could be harmed and its costs could increase, which could materially adversely affect the Company’s business, financial condition and results of operations.

ITEM 1.B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is a leased facility. The Company had 205 manufacturing/technical centers, distribution and sales and administration office facilities worldwide at December 31, 2007. Approximately 46% of the facilities are leased; the majority of which are distribution, warehouse, sales and administration offices. The Company owns the remainder of the facilities.

Type of Facility	North America	Europe	Rest of World	Total
Manufacturing/technical centers	47	49	24	120
Distribution centers and warehouses	16	14	6	36
Sales and administration offices	18	10	21	49

	81	73	51	205

The facilities range in size from approximately 200 square feet to 1,108,000 square feet. Management believes substantially all of the Company’s facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs. No material facility is significantly underutilized, except for those being sold or closed in connection with the Company’s announced restructuring programs.

ITEM 3.	LEGAL PROCEEDINGS

Legal proceedings are included in Note 16 to the consolidated financial statements included in Item 8 of this report.

Resolution of Asbestos Liabilities

As described in greater detail in Note 2 to the consolidated financial statements included in Item 8 of this report, all asbestos-related personal injury claims against the Debtors will be addressed by the U.S. Asbestos Trust or the U.K. Asbestos Trust in accordance with the terms of the Debtors’ confirmed Plan and the Company Voluntary Arrangements (“CVAs”), and such claims will be treated and paid in accordance with the terms of the Plan, the CVAs, and their related documents. All asbestos property damage claims against the Debtors have been compromised and resolved through the Plan and the CVAs. Accordingly, the Debtors have not recorded an asbestos liability as of December 31, 2007.

Environmental Matters

The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national, provincial or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of their property, or by others to whom they sent such substances for treatment or other disposition. The Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation requires the funding of site investigations and subsequent remedial activities.

At most of the sites that are likely to be the costliest to remediate, which are often current or former commercial waste disposal facilities to which numerous companies sent wastes, the Company’s exposure is expected to be limited. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste sent to these sites has generally been small. The other companies that sent wastes to these sites, often numbering in the hundreds or more, generally include large, solvent publicly owned companies and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste.

The Company has also identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these actual and potential statutory, regulatory, and contractual obligations. Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual matters on the basis of factors such as available information from site investigations and best professional judgment of consultants.

Total environmental reserves were $30 million and $57 million at December 31, 2007 and 2006, respectively. On the Effective Date, approximately $26 million in environmental reserves subject to compromise were settled in accordance with the Plan. Cash payments to remediate known and quantifiable environmental matters are expected to continue from 2008 through approximately 2030. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2007, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs, as recorded, approximate $74 million.

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Predecessor Company’s common stock traded on the over-the-counter bulletin board (“OTC”) under the ticker symbol “FDMLQ.OB” from April 24, 2002 through December 27, 2007. On December 27, 2007, the effective date of the Plan, all of the Predecessor Company’s previously existing common stock was cancelled in accordance with the Plan.

Pursuant to the Plan, the Successor Company issued shares of Class A Common Stock and Class B Common Stock (collectively, the “New Common Stock”). The New Common Stock is not currently listed on a national exchange. The shares of Class A Common Stock are traded on the pink sheets under the symbol FEMO-PK. The Company has filed an application to list its Class A Common Stock on the NASDAQ Global Select Market under the ticker symbol “FDML”. The Company anticipates that listing will be accomplished in the near term, although no assurance can be given that such listing will occur.

The following is a summary of the range of high and low bid information for the Company’s Class A Common Stock during the period indicated:

	High	Low
January 1, 2008 through February 29, 2008	$27.00	$18.00

On March 4, 2008, the closing bid price of the Company’s Class A Common Stock was $20.47 per share. The quotations included above reflect prices between dealers, do not include retail markup, markdown or commission, and may not necessarily represent actual transactions. The Company had 117 common shareholders of record at March 6, 2008.

The table below sets forth, on a per share basis for the periods indicated, the intra-day high and low sales prices for the Predecessor Company’s Common Stock as reported by the OTC market provided that the fourth quarter 2007 high price reflects the OTC market high bid price through the Effective Date of the Plan on December 27, 2007, and the fourth quarter 2007 low price reflects the cancellation of all interests in the Predecessor Company’s Common Stock effective on that date. The OTC bid/ask prices represent prices between dealers and do not include retail markup, markdown or commission, and may not necessarily represent actual transactions.

	2007		2006
Quarter	High	Low	High	Low
First	$0.86	$0.45	$0.51	$0.32
Second	$1.39	$0.77	$0.73	$0.21
Third	$1.10	$0.50	$0.42	$0.35
Fourth	$0.94	$0.00	$0.60	$0.37

Pursuant to the Plan, the Company issued 49.9 million shares of Class A Common Stock (the “New Common Class A”) to the holders of the Predecessor Company’s pre-bankruptcy notes and certain unsecured claims. In addition, 50.1 million shares of Class B Common Stock (the “New Common Class B”) were issued to the Asbestos Personal Injury Trust (the “Trust”). The New Common Class B shares were subject to a conversion provision in the Company’s restated certificate of incorporation. On February 25, 2008, Thornwood Associates Limited Partnership, a limited partnership beneficially owned indirectly by Mr. Carl Icahn, exercised the two options held by it to purchase all of the shares of Class B Common Stock from the U.S. Asbestos Trust for aggregate consideration of $900 million, and the shares of Class B Common Stock automatically converted into shares of Class A Common Stock. As a result, no more shares of Class B Common Stock are outstanding. Refer to Note 19, Capital Stock, for additional information with respect to the New Common Stock.

The Predecessor Company was prohibited in 2007, 2006 and 2005 from paying dividends on its common stock and therefore did not declare any such dividends. The Company has certain restrictions under its Exit Facilities from paying dividends in the future.

The Company has omitted the stock performance graph, as the Company has been under voluntary bankruptcy reorganization under Chapter 11 of the United States Bankruptcy Code and believes the stock performance graph, which would reflect the performance of the Predecessor Company’s cancelled stock, is not meaningful to the Successor Company’s investors and shareholders.

A description of the securities that were issued in connection with the Bankruptcy and which were not registered under the Securities Act of 1933, as amended, is incorporated herein by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 3, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents information from the consolidated financial statements as of or for the five years ended December 31, 2007. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplemental Data.”

	Predecessor Company
	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Millions of Dollars, Except Share and Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$6,913.9	$6,326.4	$6,286.0	$6,174.1	$5,522.9
Costs and expenses	(6,718.7)	(6,292.9)	(6,278.3)	(6,065.2)	(5,420.2)
Restructuring charges, net	(48.1)	(66.4)	(30.2)	(17.5)	(32.7)
Adjustment of assets to fair value	(61.3)	(45.9)	(121.5)	(276.4)	(93.9)
Asbestos charge	—	—	—	—	(38.9)
Settlement of U.K. pension plans	—	(500.4)	—	—	—
Chapter 11 and U.K. Administration related reorganization expenses, net	(80.7)	(95.1)	(138.2)	(99.7)	(97.1)
Gain on involuntary conversion	—	—	—	46.1	—
Gain on settlement of liabilities subject to compromise	760.7	—	—	—	—
Fresh-start reporting adjustments	956.3	—	—	—	—
Other income, net	22.0	60.7	79.5	49.2	43.8
Income tax benefit (expense), net	(331.8)	64.0	(131.5)	(136.1)	(52.5)

Income (loss) from continuing operations	1,412.3	(549.6)	(334.2)	(325.5)	(168.6)
Loss from discontinued operations, net of income taxes	—	—	—	(8.5)	(20.9)

Net income (loss)	$1,412.3	$(549.6)	$(334.2)	$(334.0)	$(189.5)

Common Share Summary (Diluted)
Weighted Average shares and equivalents outstanding (in thousands)	91,344	89,413	89,058	87,318	87,129
Income (loss) per share:
From continuing operations, net of income taxes	15.46	(6.15)	(3.75)	(3.73)	(1.93)
From discontinued operations, net of income taxes	—	—	—	(0.10)	(0.24)

Net income (loss) per share	$15.46	$(6.15)	$(3.75)	$(3.83)	$(2.17)

Dividends declared per common share	$—	$—	$—	$—	$—

Other Financial Information
Net cash (used by) provided from operating activities	$34.5	$(421.7)	$318.4	$465.5	$312.5
Expenditures for property, plant, equipment	309.5	237.4	190.3	267.5	300.9
Depreciation and amortization expense	353.7	328.9	344.2	335.7	307.1
Receipts from asbestos insurance policies	—	1.8	4.1	5.1	0.6

	Successor	Predecessor
	As of December 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data
Total assets	$7,866.3	$7,179.1	$7,735.1	$8,265.2	$8,116.7
Short-term debt	117.8	482.1	606.7	309.6	14.8
Long-term debt	2,517.6	26.7	8.1	10.1	331.2
Liabilities subject to compromise	—	5,813.4	5,988.8	6,018.5	6,087.8
Shareholders’ equity (deficit)	2,123.7	(1,747.9)	(2,433.0)	(1,925.7)	(1,376.9)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation is a leading global supplier of a broad range of parts, accessories, modules and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and industrial markets, including customers in both the original equipment manufacturers (“OEM”) market and the replacement market (“aftermarket”). Management believes the Predecessor Company’s sales of $6.9 billion are well balanced between OEM and aftermarket as well as domestic and international. During 2007, the Predecessor Company derived 56% of its sales from the OE market and 44% from the aftermarket. The Company’s customers include the world’s largest automotive OEMs and major distributors and retailers in the independent aftermarket. Geographically, the Predecessor Company derived 40% of its sales in North America and 60% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

The predecessor to Federal-Mogul Corporation, (the “Predecessor Company” or the “Predecessor”) and all of its then-existing wholly-owned United States subsidiaries (“U.S. Subsidiaries”) filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 1, 2001, certain of the Predecessor Company’s United Kingdom subsidiaries (together with the U.S. Subsidiaries, the “Debtors”) filed voluntary petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court. On November 8, 2007, the Bankruptcy Court entered an Order (the “Confirmation Order”) confirming the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) and entered Findings of Fact and Conclusions of Law regarding the Plan (the “Findings of Fact and Conclusions of Law”). On November 14, 2007, the United States District Court for the District of Delaware entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. On December 27, 2007, the Plan became effective in accordance with its terms (the “Effective Date”). On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (also referred to as “Federal-Mogul”, the “Company”, the “Successor Company”, or the “Successor”).

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to require periodic cost reductions that require the Company to continually assess, redefine, and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy, including the following ongoing initiatives:

•

Global Organization – Recognizing the ever-increasing globalization of the automotive industry, the Company organized its primary business units on a global basis – Powertrain Energy, Powertrain Sealing & Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket. This allows each business to take advantage of best practices in product development, technology and innovation, manufacturing capability and capacity. Furthermore, the Company continues to develop and implement standardized processes and consolidated systems to further the direction and performance of the business, including the ongoing implementation of a global SAP platform for all operating locations.

•

Lean Manufacturing and Productivity – Management implemented a series of initiatives targeted at leveraging the Company’s global scale and reducing total enterprise costs. These initiatives included implementation of standard manufacturing methods across business segments to achieve operational efficiencies and decrease production costs; implementation of a global supply chain function focused on the reduction of global material costs; headcount reduction programs to reduce selling, general and administrative costs; and optimized capital expenditure processes to ensure capital funds are directed at the most strategically appropriate investments with the highest rates of return.

•

Best Cost Production – The Company has established and expanded manufacturing operations in best cost countries in an effort to meet the cost pressures inherent in the industry and increase profitability. The Company has manufacturing operations or joint venture alliances in Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey.

•

Global Distribution Optimization – The Predecessor Company continued its efforts to optimize its aftermarket distribution network in order to improve both the efficiency of operations and customer order fulfillment and delivery performance, including initiatives to streamline its American and European aftermarket operations, and expand its aftermarket operations in Asia.

•

Global Delivery Performance – In addition to the distribution network consolidation efforts, the Predecessor Company upgraded many of its remaining distribution centers with state-of-the-art warehouse management systems. Furthermore, the Company has renewed its focus on internal logistics and execution of inventory “pull” systems throughout its manufacturing operations and suppliers to ensure prompt and accurate replenishment of its distribution network. These efforts have resulted in significantly improved order fulfillment to the Company’s aftermarket customers in North America, Europe and Asia. The Company believes that its current customer order fulfillment levels are among the best in class.

•

Expand Asia Pacific Presence – The Company has invested in manufacturing operations, both wholly-owned and joint venture relationships, in the Asia Pacific region and maintains two technical centers, one in Yokohama, Japan and one in Bangalore, India, to support the Company’s efforts in this region. The Company is currently expanding its Asia presence into a third technical center based in Shanghai, China. The Company intends to use these operations and technical centers to strengthen its current, as well as to develop new, customer relationships in this important region.

•

Customer Valued Technology – The Company has significant engineering and technical resources throughout its businesses focused on creating value for customers with innovative solutions for both product applications and manufacturing processes.

Critical Accounting Policies

The accompanying consolidated financial statements in Item 8 of this report have been prepared in conformity with U.S. GAAP and, accordingly, the Company’s accounting policies have been disclosed in Note 1 to the consolidated financial statements. The Company considers accounting estimates to be critical accounting policies when:

•	The estimates involve matters that are highly uncertain at the time the accounting estimate is made; and

•	Different estimates or changes to estimates could have a material impact on the reported financial position, changes in financial position, or results of operations.

When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that it considers to be the most appropriate given the specific circumstances. Application of these accounting principles requires the Company’s management to make estimates about the future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation, and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, management has made its best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The following summarizes the Company’s critical accounting policies.

Accounting and Reporting During Reorganization

The Debtors operated as debtors-in-possession from October 1, 2001 to the Effective Date and adopted the provisions of AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, upon commencement of the bankruptcy proceedings. The Predecessor Company’s consolidated financial statements for the periods from October 1, 2001 through December 31, 2007 have been prepared in accordance with the provisions of SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise were segregated in the consolidated balance sheets and classified as liabilities subject to compromise at the estimated amount of allowable claims. Liabilities not subject to compromise were separately classified as current and non-current. Interest was not accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and such items are reported separately as reorganization items in the Company’s consolidated statements of operations.

In accordance with U.S. GAAP, the Company was required to adopt fresh-start reporting effective upon emergence from bankruptcy on December 27, 2007. The Company evaluated the activity between December 27, 2007 and December 31, 2007 and, based upon the immateriality of such activity, concluded that the use of an accounting convenience date of December 31, 2007 was appropriate. As such, fresh-start reporting has been applied as of that date. As a result of fresh-start reporting, financial statements of the Successor Company are not comparable to the financial statements of the Predecessor Company. For further information on fresh-start reporting, see Note 3 to the consolidated financial statements.

The Company adopted fresh-start reporting under the provisions of SOP 90-7 as of December 31, 2007. Accordingly, the Company’s reorganization value has been allocated to existing assets using the measurement guidance provided in SFAS 141, Business Combinations (“SFAS 141”). In addition, liabilities have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor Company’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan.

Estimates used in determining fair value measurements include, but are not limited to, expected future cash flow assumptions, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, settlement plans for litigation and contingencies, and appropriate discount rates. The Company’s estimates of fair value are based upon assumptions believed to be reasonable, but that are inherently uncertain. In addition, estimated liabilities are subject to change as the Company completes the implementation of the Plan. In certain instances, primarily fixed assets, intangible assets, investments in joint venture affiliates and deferred taxes, the estimates of fair value have not been finalized prior to filing this Form 10-K. While the Company believes the preliminary estimates included in this Form 10-K are reasonable, the finalization of these fair value and other measurement estimates could result in amounts different from those presented herein.

The adoption of fresh-start reporting has had a material effect on the financial statements. As a result, the consolidated balance sheet at December 31, 2007 included in this Annual Report on Form 10-K and the consolidated financial statements published for periods following December 31, 2007 will not be comparable with those published before such date. See Notes 2 and 3 to the consolidated financial statements included in Item 8 on this Form 10-K for further discussion of the provisions of SOP 90-7.

Pension Plans and Other Postretirement Benefit Plans

Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’

Accounting for Pensions, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Non-pension postretirement benefits are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and disability, early retirement and other postemployment benefits are accounted for in accordance with SFAS No. 112, Employer Accounting for Postemployment Benefits.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits under SFAS Nos. 87, 106, 112 and 158 as of December 31, 2007 are as follows:

•

Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long-term rate of return is used to calculate net periodic pension cost. In determining its pension obligations, the Company used long-term rates of return on plan assets ranging from 4.00% to 10.00%.

•

Discount rate: The discount rate is used to calculate future pension and postretirement obligations. Discount rate assumptions used to account for pension and non-pension postretirement benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, the Company used discount rates ranging from 5.50% to 8.25%.

Health care cost trend: For postretirement health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postretirement health care benefits is 8.25% declining to an ultimate trend rate of 5% in 2013.

The following table illustrates the sensitivity to a change in certain assumptions for pension benefits obligations (“PBO”) and non-pension benefits and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s 2008 funding requirements.

	Pension Benefits
	United States Plans			International Plans			Other Benefits
	Change in 2008 pension expense	Change in PBO	Change in accumulated OCL	Change in 2008 pension expense	Change in PBO	Change in accumulated OCL	Change in 2008 expense	Change in PBO
	(Millions of dollars)
25 bp decrease in discount rate	$(0.4)	$23.6	$(23.6)	$0.1	$9.0	$(9.0)	$(0.4)	$11.7
25 bp increase in discount rate	0.3	(23.0)	23.0	(0.1)	(8.8)	8.8	0.4	(11.7)
25 bp decrease in rate of return on assets	2.2	—	—	0.1	—	—	—	—
25 bp increase in rate of return on assets	(2.2)	—	—	(0.1)	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 bp increase in health care trend rate	$1.8	$27.6
100 bp decrease in health care trend rate	(1.6)	(25.1)

Environmental Matters

The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national, provincial or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of their property, or by others to whom they sent such substances for treatment or other disposition. The Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation typically requires the funding of site investigations and subsequent remedial activities.

The Company has also identified certain other present and former properties at which it may be responsible for cleaning up environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of factors such as, available information from site investigations and consultants.

Recorded environmental reserves were $30 million and $57 million at December 31, 2007 and 2006, respectively. On the Effective Date, approximately $26 million in environmental reserves subject to compromise were settled in accordance with the Plan. These accruals are based upon management’s best estimates, which requires management to make assumptions regarding the costs for remediation activities, the extent to which costs may be borne by other liable parties, the financial viability of such parties, the time periods over which remediation activities will be completed, and other factors. Although management believes its accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such environmental matters, any changes in the underlying assumptions could materially impact the Company’s future results of operations and financial condition. At December 31, 2007, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $74 million.

Asset Retirement Obligations

The Company has accrued Asset Retirement Obligations of $27.3 million and $25.3 million as of December 31, 2007 and 2006, respectively, in accordance with FASB Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). These liabilities result primarily from the obligation to remove hazardous building materials from facilities which the Company has decided to close or sell in connection with its ongoing restructuring efforts.

In determining whether the estimated fair value of asset retirement obligations can reasonably be estimated in accordance with FIN 47, the Company must determine if the obligation can be assessed in relation to the acquisition price of the related asset or if an active market exists to transfer the obligation. If the obligation cannot be assessed in connection with an acquisition price and if no market exists for the transfer of the obligation, the Company must determine if it has sufficient information upon which to estimate the obligation using expected present value techniques. This determination requires the Company to estimate the range of settlement dates and the potential methods of settlement, and then to assign the probabilities to the various potential settlement dates and methods.

In cases other than those included in the $27.3 million, where probability assessments could not reasonably be made, the Company cannot record and has not recorded a liability for the affected asset retirement obligation. If new information were to become available whereby the Company could make reasonable probability assessments for these asset retirement obligations, the amount accrued for asset retirement obligations could change significantly, which could materially impact the Company’s statement of operations and/or financial position. Settlement of asset retirement obligations in the near-future at amounts other than the Company’s best estimates as of December 31, 2007 also could materially impact the Company’s future results of operations and financial condition.

Long-Lived Assets

As a result of fresh-start reporting, long-lived assets such as property, plant and equipment have been stated at estimated replacement cost as of December 31, 2007, unless the expected future use of the assets indicated a lower value was appropriate. Long-lived assets such as definite-lived intangible assets have been stated at estimated fair value as of December 31, 2007. Prior to the application of fresh-start reporting, long-lived assets, such as property, plant and equipment and definite-lived intangible assets, were stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

As discussed previously, indefinite-lived intangible assets, such as goodwill and trademarks, have been stated at estimated fair value as of December 31, 2007 as a result of fresh-start reporting. Prior to the application of fresh-start reporting, indefinite-lived intangible assets, such as goodwill and trademarks, were carried at historical value and not amortized. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, the impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

Estimating fair value for both long-lived and indefinite-lived assets requires management to make assumptions regarding future sales volumes and pricing, capital expenditures, useful lives and salvage values of related property, plant and equipment, the Company’s ability to develop and implement productivity improvements, discount rates, effective tax rates, market multiples, and other items. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment which requires companies to expense the estimated fair value of employee stock options and other forms of stock-based compensation.

Estimating fair value for shared-based payments in accordance with SFAS 123(R) requires management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the life of the share-based payment, and the date on which share-based payments will be settled. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition. Additional financial information related to the Company’s share-based payments is presented in Note 20, to the consolidated financial statements, “Stock-Based Compensation” Included in Item 8 of this report.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109. The determination of the Company’s tax provision is complex due to operations in many tax jurisdictions outside the United States. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. The realization of deferred tax assets is dependant upon the Company’s ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company did not record taxes on a portion of its undistributed earnings of $576.1 million at December 31, 2007, since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2007, the Company had a deferred tax asset of $396.7 million, net of a valuation allowance of $483.9, and deferred tax liabilities of $567.1 million. At December 31, 2006, the Company had a deferred tax asset of $643.1 million, net of a valuation allowance of $1,607.6 million, and deferred tax liabilities of $694.2 million. The deferred tax asset valuation allowance decreased by $1,123.7 million in 2007 due primarily to fresh- start reporting adjustments and the settlement of liabilities subject to compromise.

The Predecessor Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that are more likely than not of being sustained upon examination by the taxing authorities. Management judgment is required in determining when the Company’s deferred tax assets and liabilities have met the more likely than not threshold.

RESULTS OF OPERATIONS

The following discussion of the Predecessor Company’s results of operations should be read in connection with Items 1 and 7A of this Form 10-K. These Items provide additional relevant information regarding the business of the Company, its strategy, and the various industry dynamics in the OEM market and the aftermarket which have a direct and significant impact on the Company’s results of operations.

Consolidated Results

Sales by reporting segment were:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Powertrain Energy	$2,054	$1,805	$1,681
Powertrain Sealing & Bearings	1,054	956	967
Vehicle Safety and Protection	793	724	718
Automotive Products	334	288	297
Global Aftermarket	2,679	2,553	2,623

	$6,914	$6,326	$6,286

Net sales by group and region are listed below. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing & Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	Predecessor Company
	PTE	PTSB	VSP	AP	GA	Total
2007
Americas	23%	44%	29%	67%	73%	48%
Europe, Middle East, Africa	69%	51%	64%	26%	25%	47%
Asia	8%	5%	7%	7%	2%	5%
2006
Americas	29%	49%	33%	68%	74%	53%
Europe, Middle East, Africa	66%	47%	62%	26%	24%	44%
Asia	5%	4%	5%	6%	2%	3%
2005
Americas	31%	49%	32%	68%	74%	54%
Europe, Middle East, Africa	68%	47%	63%	23%	24%	44%
Asia	1%	4%	5%	9%	2%	2%

Gross margin by reporting segment was:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Powertrain Energy	$258	$267	$245
Powertrain Sealing & Bearings	53	79	71
Vehicle Safety and Protection	193	170	172
Automotive Products	73	51	58
Global Aftermarket	611	610	588
Corporate	(3)	(72)	(93)

	$1,185	$1,105	$1,041

Consolidated net sales increased by $588 million, or 9.3%, to $6,914 million for the year ended December 31, 2007. Approximately 60% of the Predecessor Company’s 2007 sales originated outside the United States; therefore the weakening of the U.S. dollar, primarily against the euro, resulted in increased reported sales from non-U.S. operations of $275 million, representing 4.3% of sales growth. The remainder of the increase of $313 million, representing 5% annual growth, is due to a combination of gains in global market share across all reporting segments and growth in global market demand, as follows:

•	Increased share with global OEMs of $133 million due to new program launches.

•

Increased market demand for existing applications and programs of $93 million due to increased global vehicle production. The impact of decreased North American production in both light vehicle and heavy duty markets was more than offset by increased production of light and commercial vehicles in EMEA and Asia.

•	Increased share within the global independent aftermarket of $100 million due to increased penetration with new product offerings to existing customers and the broadening of the customer base.

•	A decrease in the underlying global market demand for aftermarket parts of $16 million.

The impact of the May 2006 acquisition of a controlling interest in Federal-Mogul Goetze (“FMG”) of $49 million more than offsets the unfavorable impact of price reductions, net of commodity price escalators, of $42 million.

Gross margin increased by $80 million, to $1,185 million, or 17.1% of sales for the year ended December 31, 2007 from $1,105 million, or 17.5% of sales in 2006. In October 2006, as part of the Company Voluntary Arrangements for the Predecessor Company’s United Kingdom subsidiary Debtors, the Predecessor Company settled its U.K. pension liabilities and was relieved of responsibility for all U.K. pension benefit obligations. Prior to settlement, the Predecessor Company was incurring pension expense for the related employees of approximately $8 million per month, recorded as cost of goods sold. Once the pension obligations were settled, the Predecessor Company no longer recorded any charges relating to its U.K. pension plans, resulting in a $76 million increase in year over year gross margins. The remaining increase in gross margin of $4 million is the net result of a number of offsetting commercial and economic factors, the principal ones being:

Sources of $147 million of gross margin increase included:

•

Manufacturing productivity of $53 million, including the benefits from reduced scrap expense, increased manufacturing automation, the on-going globalization of manufacturing operations, and improvements in logistics and distribution costs within the aftermarket;

•	Increased sales volumes and new business, net of unfavorable product mix, of $42 million;

•	Favorable foreign currency of $32 million, due to the weakness of the U.S. dollar, mainly against the euro;

•	Cost savings on purchased parts for the aftermarket of $20 million; and

•	Cost savings on production materials of $38 million.

Sources of $143 million of gross margin decrease included:

•	Net reduction in customer pricing of $56 million, primarily with OEM customers;

•	Labor and benefits inflation of approximately $50 million; and

•	Increases in raw material commodity prices of $75 million.

Reporting Segment Results 2007 versus 2006

The following table provides changes in sales and gross margin for the year ended December 31, 2007 compared with the year ended December 31, 2006 for each of the Company’s reporting segments.

	Predecessor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
2006 Sales	$1,805	$956	$724	$288	$2,553	$—	$6,326
Sales volumes and new business	89	53	43	37	84	—	306
Customer pricing	(24)	—	(14)	(3)	(15)	—	(56)
Commodity price escalators	14	—	—	—	—	—	14
Acquisitions / divestitures	47	2	—	—	—	—	49
Foreign currency	123	43	40	12	57	—	275

2007 Sales	$2,054	$1,054	$793	$334	$2,679	$—	$6,914

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
2006 Gross Margin	$267	$79	$170	$51	$610	$(72)	$1,105
Sales volumes / mix	2	14	25	9	(8)	—	42
Customer pricing	(24)	—	(14)	(3)	(15)	—	(56)
Sourcing / raw materials, net of escalators	(3)	(30)	(2)	(3)	20	—	(18)
Productivity, net of inflation	5	(13)	4	15	(3)	(4)	4
Pension charges	—	—	—	3	—	73	76
Foreign currency	11	3	10	1	7	—	32

2007 Gross Margin	$258	$53	$193	$73	$611	$(3)	$1,185

Powertrain Energy

Almost 80% of PTE’s sales originate outside North America. The weakening of the U.S. dollar during the year, primarily against the euro increased sales by $123 million. The impacts of increased light and commercial vehicle production in EMEA more than offset the impacts of declines in light vehicle and heavy duty production in North America resulting in $63 million of increased sales due to increases in global OEM production. The impact of new program launches in EMEA and Asia, net of program roll-offs in North America, increased sales globally by a further $26 million.

Reductions in customer pricing of $24 million were more than offset by $14 million of commodity price escalators and $47 million related to net acquisition activity, primarily the acquisition of a controlling interest in FMG in May 2006.

Gross margin decreased by $9 million, to $258 million, or 12.6%, in 2007 from $267 million, or 14.8%, in 2006. The primary reasons for the decrease are customer price reductions of $24 million, partially offset by favorable foreign currency of $11 million, and productivity in excess of labor and benefits inflation of $5 million. Due to adverse changes in the mix of products, in particular a shift towards components with a higher material content, the increased sales volumes provided $2 million of additional margin which was more than offset by increased raw material cost of $3 million.

Powertrain Sealing & Bearings

Over 55% of PTSB’s sales originate outside North America. The weakening of the U.S. dollar during the year, primarily against the euro increased sales by $43 million. The impacts of increased light and commercial vehicle production in EMEA and Asia more than offset the impacts of declines in light vehicle and heavy duty production in North America resulting in $20 million of increased sales due to increases in global OEM production. The impact of new program launches in North America, EMEA and Asia increased sales globally by a further $33 million.

Gross margin decreased by $26 million, to $53 million, or 5.0%, in 2007 from $79 million, or 8.3%, in 2006. The increase in sales volumes added $14 million of gross margin and favorable foreign currency a further $3 million. These favorable impacts were more than offset by a $30 million increase in the cost of raw materials, primarily copper. Furthermore, during 2007, PTSB undertook a major restructuring of its North American bearings operations which resulted in certain one-off costs related to ensuring continuous customer supply while manufacturing activities were transitioned between locations. Although improvements in other areas of manufacturing efficiency were achieved, they were more than offset by these transition costs and by inflation in underlying labor and benefits, resulting in an adverse net productivity for the year of $13 million.

Vehicle Safety and Protection

Over 70% of VSP’s sales originate outside North America. The weakening of the U.S. dollar during the year, primarily against the euro, increased sales by $40 million. The impacts of increased light and commercial vehicle production in EMEA more than offset the impacts of declines in light vehicle and heavy duty production in North America resulting in $8 million of increased sales due to increases in global OEM production. The impact of new program launches in North America, EMEA and Asia increased sales globally by a further $35 million. Customer prices fell by $14 million compared to the prior year.

Gross margin increased by $23 million, to $193 million, or 24.3%, in 2007 from $170 million, or 23.4%, in 2006. The sources of the increased margin are primarily $25 million as a result of increased sales volumes and $10 million due to favorable foreign currency impacts. These favorable impacts were partially offset by $14 million in customer price reductions. Productivity, net of labor and benefits inflation, of $4 million was partially offset by the impact of raw material price increases of $2 million.

Automotive Products

Roughly 30% of AP’s sales originate outside North America. The weakening of the U.S. dollar during the year, primarily against the euro, increased sales by $12 million. The impacts of increased light and commercial vehicle production in EMEA and Asia offset the impacts of declines in light vehicle and heavy duty production in North America leaving AP largely neutral to the changes in global OEM production. However, the impact of new program launches in North America, EMEA and Asia increased sales globally by $37 million. Customer prices fell by $3 million compared to the prior year.

Gross margin increased by $22 million, to $73 million, or 21.9%, in 2007 from $51 million, or 17.7%, in 2006. The impact of higher sales volumes contributed $9 million and productivity, in excess of labor and benefits inflation was $15 million. These favorable impacts were partially offset by reductions in customer pricing of $3 million.

Global Aftermarket

Approximately 25% of GA’s sales are outside of North America. The weakening of the U.S. dollar during the year, primarily against the euro, increased sales by $57 million. Increases in global market share of $101 million were more than sufficient to offset reduced global market demand of $17 million and lower net customer pricing of $15 million. Geographically, sales volumes to aftermarket customers, combining market share gains and changes in underlying market demand, resulted in the following increases:

•	$63 million increase in the Americas – representing growth of 3%;

•	$16 million increase in EMEA – representing growth of 3%;

•	$5 million increase in Asia – representing growth of 13%.

Gross margin increased by $1 million to $611 million, or 22.8%, in 2007 from $610 million, or 23.8%, in 2006. The impact of efficient supply chain management on sourced parts increased gross margin by $20 million, and favorable foreign currency increased gross margin by $7 million. Despite increased sales volumes, the overall mix of product resulted in higher demand for lower margin parts compared to the previous year resulting in a net $8 million reduction in gross margin due to changes in sales volumes. Additional freight and logistics costs of $3 million were incurred in support of the additional volume and net customer prices fell by $15 million.

Corporate

Corporate expenses fell by $69 million principally due to the cessation of the U.K. pension charge following settlement in October 2006 of the U.K. pension liabilities. For the first nine months of 2006, the Predecessor Company was incurring approximately $8 million per month in pension expense for the related employees.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense was $828 million in 2007 compared to $848 million in 2006; a reduction of $20 million. A reduction in U.S pension costs combined with efficiencies in selling, marketing, administration and purchasing activities, net of labor and benefits inflation reduced SG&A expense by $29 million. The settlement of the U.K. pension in the fourth quarter of 2006 reduced SG&A expense an additional $24 million.

These reductions in SG&A expense were partially offset by adverse foreign currency impacts of $31 million and the impact of the FMG acquisition of $2 million. Included in SG&A expense above were research and development (“R&D”) costs, including product engineering and validation costs, of $178 million in 2007 compared to $162 million in 2006. As a percentage of OEM sales, research and development was 5% in both 2007 and 2006.

Interest Expense

Net interest expense decreased to $199 million in 2007 compared with $206 million in 2006. In accordance with SOP 90-7, pending the confirmation of the Plan and subsequent emergence from Chapter 11, the Predecessor Company did not accrue the contractual interest of $162 million on certain of its pre-petition debt.

Restructuring Expense

Restructuring expense was $48 million in 2007 compared to $66 million in 2006. As announced in January 2006, the Predecessor Company commenced a three-year restructuring plan to streamline the Company’s operations and reduce excess capacity. As part of this program, several facilities were announced for closure during 2007, resulting in significant restructuring charges associated with severance programs for affected employees.

Gain on Settlement of Liabilities Subject to Compromise

Pursuant to SOP 90-7, the Consolidated Statement of Operations for the year ended December 31, 2007 includes a gain of approximately $761 million related to the Predecessor Company’s emergence from bankruptcy. This gain resulted from the discharge of liabilities subject to compromise at amounts less than the previously recorded liabilities.

Fresh-Start Reporting Adjustments

Included in the Consolidated Statement of Operations for the year ended December 31, 2007 is a gain of approximately $956 million resulting from the adoption of fresh-start reporting. This amount is the result of the aggregate of changes to the net carrying value of pre-emergence assets and liabilities to reflect the estimated fair values under fresh-start reporting in accordance with SOP 90-7 and the impact of accounting principles adopted by the Successor Company.

Other Income, Net

Other income, net was $22 million in 2007, compared with other income, net of $10 million in 2006. The primary sources of the year over year improvement are higher gains on the divestiture of assets and businesses of approximately $7 million, and higher gains on settlements of foreign currency transactions of approximately $4 million.

Reporting Segment Results 2006 versus 2005

The following table provides changes in sales and gross margin for the year ended December 31, 2006 compared with the year ended December 31, 2005 for each of the Company’s reporting segments.

	Predecessor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
2005 Sales	$1,681	$967	$718	$297	$2,623	$—	$6,286
Sales volumes and new business	56	11	21	(3)	(161)	—	(76)
Customer pricing	(18)	(9)	(1)	1	47	—	20
Commodity price escalators	10	—	—	—	—	—	10
Acquisition / divestiture	65	—	(12)	—	—	—	53
Foreign currency	11	4	4	3	11	—	33
Other	—	(17)	(6)	(10)	33	—	—

2006 Sales	$1,805	$956	$724	$288	$2,553	$—	$6,326

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
2005 Gross Margin	$245	$71	$172	$58	$588	$(93)	$1,041
Sales volumes / mix	(7)	(5)	5	(21)	(50)	—	(78)
Customer pricing	(18)	(9)	(1)	1	47	—	20
Sourcing / raw materials, net of escalators	(6)	(8)	(8)	2	14	—	(6)
Productivity, net of inflation	40	31	5	12	8	2	98
Acquisition / divestiture	11	—	(1)	—	—	—	10
Pension charges	—	—	—	1	—	20	21
Foreign currency	2	(1)	(2)	(2)	3	(1)	(1)

2006 Gross Margin	$267	$79	$170	$51	$610	$(72)	$1,105

Powertrain Energy

The decline in light vehicle production in North America was partly offset by increased demand for heavy duty and commercial vehicle applications in both North America and Europe, leaving PTE sales $14 million lower due to changes in global market demand. However, new program launches and market share growth increased sales by $80, primarily through piston and ring programs in EMEA, where roughly 66% of this segment’s sales are generated. Reductions in customer pricing of $18 million were more than offset by an increase in sales of $73 million related to the acquisition of a controlling interest in FMG in May 2006 and favorable foreign currency of $11 million.

Gross margin increased by $22 million in 2006. Improvements in manufacturing productivity reduced costs by $40 million; the acquisition of FMG increased gross margin by $11 million, and favorable currency movements brought a further $2 million. These favorable impacts were partly offset by $18 million in reduced customer pricing, and by $6 million due to raw material cost inflation, net of aluminum price escalators. Although sales volumes increased there was a significant shift in the mix of profitability of products sold in 2006 the impact of the volume changes reduced gross margin by $7 million.

Powertrain Sealing & Bearings

The decline in light vehicle production in North America was offset by increased demand for heavy duty and commercial vehicle applications in both North America and Europe, leaving PTSB sales largely insulated from changes in global market demand. However, new program launches and market share growth increased sales by $11, in EMEA and Asia, where over 50% of this segment’s sales are generated. Reductions in customer pricing of $9 million were partly offset by favorable foreign currency of $4 million.

Gross margin increased by $8 million during 2006 as compared to 2005. Improved efficiency of manufacturing operations increased margin by $31 million. Although sales volumes increased there was a significant shift in the mix of profitability of products sold in 2006 the impact of the volume changes reduced gross margin by $5 million. Customer price reductions and increased raw material costs reduced margins by a further $17 million.

Vehicle Safety and Protection

New program launches and strong demand in North America for heavy duty applications was sufficient to offset reduced light vehicle production resulting in increased sales volume of $21 million. In EMEA, where VSP generates 62% of its sales, weaker demand from both the traditional OEM market and the OEM spares market resulted in a $1 million decline due to unfavorable customer pricing. The December 2005 divestiture of the Kilmarnock, Scotland business and the resulting reduction in sales by $12 million was partially offset by $4 million in favorable foreign currency.

Gross margin decreased by $2 million during 2006, partially due to $2 million in adverse foreign currency movements. Increased productivity (net of labor and benefits inflation) of $5 million, were more than offset by raw material inflation of $8 million, customer pricing reductions of $1 million, and $1 million of margin lost through the 2005 divestiture of the Kilmarnock, Scotland business.

Automotive Products

Net sales decreased $9 million during 2006 primarily due to the transfer of aftermarket business to the GA reporting segment.

Gross margin decreased $7 million in 2006. A reduction in product manufactured and transferred at cost to the GA reduced gross margins by $21 million. This was partially offset by increased production efficiency, net of labor and benefits inflation, of $12 million and reduced raw material costs of $2 million.

Global Aftermarket

Net sales decreased $70 million during 2006. The impact of reduced underlying market demand resulted in a year over year sales reduction of $161 million. This impact was partially offset by increased customer pricing of $47 million and favorable foreign currency of $11 million. The principal cause of the sales reduction in the Americas is a combination of lower consumer confidence, increased gasoline prices, and the absence of extreme weather conditions in North America. During 2006, the Predecessor Company also embarked on a strategy of exiting from a number of unprofitable product lines – resulting in lower sales but increased profitability.

Geographically, sales volumes to aftermarket customers changed as follows:

•	$143 million reduction in the Americas – representing a decline of 7%;

•	$21 million reduction in EMEA – representing a decline of 3%; and

•	$3 million increase in Asia – representing growth of 19%.

Gross margin increased $22 million in 2006. The impact of lower sales volumes reduced gross margins by $50 million. This was offset by favorable customer pricing of $47 million and favorable currency movements of $3 million. The unit cost of purchased products for resale was reduced by $14 million and efficiencies in selling, marketing and logistics functions contributed $8 million of additional gross margin, net of labor and benefits inflation.

Corporate

Corporate expenses fell by $21 million principally due to the cessation of the U.K. pension charge following settlement in October 2006 of the U.K. pension liabilities. Prior to settlement, the Predecessor Company was incurring approximately $8 million per month in pension expense for the related employees.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses were $848 million in 2006 compared to $884 million in 2005; a reduction of $36 million. SG&A expenses decreased due to:

•	Cost saving measures in selling, marketing, administration and purchasing activities of $20 million, net of labor and benefits inflation;

•	Reduced pension expense of $8 million due to the settlement of the U.K. pension obligations;

•	Reduced bad debt expense of $6 million as a result of the non-recurrence of a customer bankruptcy in 2005, and improvements in customer payments to invoice terms;

•	Favorable foreign exchange impacts of $4 million; and

•	Lower depreciation expense of $3 due to reductions in capital spending.

These reductions in SG&A were partially offset by $8 million of SG&A added due to the acquisition of FMG.

Included in SG&A expenses above were research and development (“R&D”) costs, including product engineering and validation costs, of $162 million in 2006 compared to $170 million in 2005. As a percentage of OEM sales, research and development was 5% in both 2006 and 2005.

Interest Expense

Net interest expense increased to $206 million in 2006 compared with $132 million in 2005 due to higher interest rates and lower interest income compared to 2005. In accordance with SOP 90-7, the Predecessor Company did not accrue contractual interest of $162 million on certain of its pre-petition debt as of December 31, 2006.

Restructuring Expense

Restructuring expense was $66 million in 2006 compared to $30 million in 2005. As announced in January 2006, the Predecessor Company commenced a three-year restructuring plan to streamline the Company’s operations and reduce excess capacity. As part of this program, several facilities were announced for closure during 2006, resulting in significant restructuring charges associated with severance programs for affected employees.

Other Income/Expense, Net

Other income, net was $10 million in 2006, compared with other income, net of $24 million in 2005. The decrease in other income is primarily due to higher non-recurring gains on disposal of property, plant and equipment in 2005.

Adjustment of Assets to Estimated Fair Value

Definite-Lived Long-Lived Assets

The Predecessor Company recorded impairment charges of $36.1 million, $45.9 million, and $75.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, to adjust definite-lived long-lived assets to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The charges by reporting segment are as follows:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Powertrain Energy	$0.4	$10.7	$41.4
Powertrain Sealing & Bearings	(0.6)	27.4	5.1
Vehicle Safety and Protection	27.8	9.9	9.1
Automotive Products	4.6	1.1	19.5
Global Aftermarket	1.6	—	—
Corporate	2.3	—	—
Other	—	(3.2)	—

	$36.1	$45.9	$75.1

2007 Impairments

Powertrain Sealing & Bearings:

•

The Predecessor Company recorded impairment charges of $3.3 million related to the identification of certain Powertrain Sealing & Bearings facilities where the Predecessor Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated an impairment was necessary. In addition, the Predecessor Company’s ability to remediate an asset retirement obligation at a cost below the original estimate resulted in the reversal of the excess reserve through impairment where such reserves were originally recorded.

Vehicle Safety and Protection:

•

The Predecessor Company recorded impairment charges in the amount of $24.8 million related to one U.S. Friction location as an announced reduction in OEM purchase volumes by one of the Predecessor Company’s customers resulted in a re-evaluation of the expected future cash flows of this operation as compared to the current carrying value of property, plant and equipment.

Automotive Products:

•

The Predecessor Company, during 2007, recorded impairment charges of $3.2 million related to certain Automotive Products operating locations primarily as a result of reduced volumes resulting in a revaluation of expected future cash flows of these operations as compared to the current carrying value of the plant, machinery and equipment.

2006 Impairments

Powertrain Energy:

•

The Predecessor Company, during 2006, announced the closure of its Malden, Missouri manufacturing facility. As a result of this closure, the book values associated with building and production equipment has been assessed in relation to their estimated net realizable values, and impairment charges of approximately $7.1 million were recorded.

•

The Predecessor Company recorded impairment charges of $3.1 million related to other Powertrain Energy operating locations, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the current carrying value of property, plant and equipment.

Powertrain Sealing & Bearings:

•

The Predecessor Company, during 2006, announced the closure of its St. Johns, Michigan manufacturing facility. As a result of this closure, the book values associated with building and production equipment has been assessed in relation to their estimated net realizable values, and impairment charges of approximately $3.4 million were recorded.

•

The Predecessor Company recorded impairment charges of $7.9 million related to the identification of an operating facility that the Predecessor Company closed as part of the its ongoing restructuring efforts. In addition, the Predecessor Company recorded $16.1 million of impairment charges related to assets at certain Sealing System operating facilities where the Predecessor Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated an impairment was necessary.

Vehicle Safety and Protection:

•

The Predecessor Company recorded impairment charges in the amount of $9.1 million related to three of its Friction locations. Buildings and production equipment at these locations had previously been impaired in connection with the closure and anticipated sale of the facilities. After a revaluation of the estimated fair values at these locations, additional impairment charges were deemed appropriate as of December 31, 2006.

•

The Predecessor Company recorded other impairment charges of $0.8 million related to certain Friction operating locations, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the current carrying value of property, plant and equipment.

2005 Impairments

Powertrain Energy:

•

The total charge of $41.4 million during 2005 includes $31.6 million to write down property, plant and equipment related to the Predecessor Company’s Powertrain Energy transmission operations in France. This operation is comprised of four facilities that manufacture transmission and gear components primarily for sale to OEM customers. These businesses were first impaired in 2004 due to manufacturing inefficiencies and difficulties in product commercialization, leading to insufficient future cash flows to support the carrying value of fixed assets at that time. Due to declines in cash flows at a rate exceeding 2004 projections, an additional impairment was required as of December 31, 2005.

•

The Predecessor Company also recorded $7.9 million in impairment charges for two camshaft operations located in the United Kingdom. The impairments reflect a revaluation of future expected cash flows primarily due to anticipated lower volumes for these facilities.

Powertrain Sealing & Bearings:

•

The Powertrain Sealing & Bearings segment recorded an impairment of $5.1 million at its Bretten, Germany location relating entirely to the building. This impairment was determined by the expected future cash flows of these facilities as compared to the carrying value of property, plant and equipment.

Vehicle Safety and Protection:

•

The Predecessor Company announced the closure of its Scottsville, KY brake lining facility, with the transfer of associated production to other facilities in Glasgow, KY; Winchester, VA; and Smithville, TN. The Scottsville facility also served as a distribution point for heavy duty blocks and linings to the Aftermarket. This activity will be transferred to the Smyrna, TN Aftermarket distribution facility. As a result of these actions, the buildings and associated production equipment have been impaired by a total of $7.9 million to their estimated realizable values.

Automotive Products:

•

The Predecessor Company recorded an impairment charge of $9.5 million for the impairment of assets in Century, Missouri, a foundry and machining brake location. This impairment is due to other than temporary declines in sales volumes and profitability at this facility.

•

The Predecessor Company recorded a charge of $6.1 million for the impairment of assets of the Upton, U.K. Aftermarket spark plug manufacturing operation. The Predecessor Company announced the closure of its Upton facility during December 2005 in an effort to reduce excess capacity and consolidate locations.

Goodwill and Other Intangible Assets

The Company evaluates its recorded goodwill for impairment annually as of October 1 and in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. As a result of its annual assessment, the Predecessor Company recorded impairment charges of $25.2 million and $46.4 million for the years ended December 31, 2007 and 2005, respectively, to adjust goodwill to its estimated fair value. There was no impairment charge required for the year ended December 31, 2006. The charges by reporting segment are as follows:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Powertrain Energy	$25.2	$—	—
Powertrain Sealing & Bearings	—	—	46.4
Vehicle Safety and Protection	—	—	—
Automotive Products	—	—	—
Global Aftermarket	—	—	—

	$25.2	$—	$46.4

As of October 1, 2007, the Predecessor Company recorded an impairment charge in the Global Pistons operating unit of the Powertrain Energy Reporting Segment of $25.2 million to adjust the carrying value of goodwill to estimated fair value for the period ended December 31, 2007. The estimated fair value of the operating unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2007 impairment charge is primarily attributable to significant increases in forecasted future capital expenditures to keep pace with current technological product requirements, without a corresponding increase in product profitability.

As of October 1, 2005, the Predecessor Company performed its annual impairment analysis as required by SFAS 142 and recorded an impairment charge in the Powertrain Sealing and Bearings operating unit of $46.4 million to adjust the carrying value of goodwill of the Global Bearings operating unit to estimated fair value. The estimated fair value of the operating unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2005 impairment charge was attributable to price reduction pressure, high steel prices and an asset intensive operation.

Chapter 11 and U.K. Administration Related Reorganization Expense

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as summarized below. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the Restructuring Proceedings.

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Professional fees directly related to the filing	$72.8	$68.8	$76.9
Critical employee retention costs	7.9	12.3	13.1
Discharge of U.K. Administration fees & other costs	—	29.4	27.5
Interest income earned on restricted cash	—	(15.4)	—
Deutsche Bank break fee	—	—	20.7

	$80.7	$95.1	$138.2

Restructuring Activities

The Predecessor Company, as part of the global sustainable profitable growth strategy, has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve cost reductions. These restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to best cost markets. Such activities have freed up both human and capital resources which have been devoted to the Company’s core businesses.

The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the exit plan are not likely. In certain countries where the Company operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 months.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Predecessor Company reversed approximately $7 million, $5 million, and $3 million of previously recorded reserves in 2007, 2006 and 2005, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and result from actual costs at program completion being less than costs estimated at the commitment date. In most instances where final costs are lower than original estimates, the Predecessor Company experienced a higher rate of voluntary employee attrition than estimated as of the commitment dates resulting in lower severance costs.

Management expects to finance these restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets. These activities generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – in connection with the Company’s strategy, certain operations have been closed and related production relocated to best cost geographies or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes – as part of its productivity strategy, the Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

The following is a summary of the Predecessor Company’s consolidated restructuring reserves and related activity for 2007, 2006 and 2005. “PTE”, “PTSB”, “VSP”, “AP” and “GA” represent Powertrain Energy, Powertrain Sealing & Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket, respectively.

	Predecessor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)
Balance at January 1, 2005	$12.6	$9.9	$1.6	$1.9	$1.0	$0.9	$27.9
Provisions	10.1	5.7	0.9	9.8	3.3	3.7	33.5
Reversals	(1.2)	(0.6)	(0.4)	(0.6)	—	(0.5)	(3.3)
Payments	(7.9)	(7.4)	(1.1)	(0.4)	(1.6)	(3.9)	(22.3)
Reclassification to postemployment benefits	(2.0)	(4.7)	(0.1)	—	—	—	(6.8)
Foreign currency	(1.8)	(1.2)	—	(0.2)	0.1	0.4	(2.7)

Balance at December 31, 2005	9.8	1.7	0.9	10.5	2.8	0.6	26.3
Provisions	15.3	34.7	3.5	9.7	6.3	2.1	71.6
Reversals	(1.8)	(2.0)	(0.6)	(0.6)	(0.2)	—	(5.2)
Payments	(8.7)	(19.0)	(3.5)	(15.0)	(6.4)	(2.6)	(55.2)
Foreign currency	1.0	1.1	0.1	0.4	0.1	(0.1)	2.6

Balance at December 31, 2006	15.6	16.5	0.4	5.0	2.6	—	40.1
Provisions	14.9	22.0	3.9	4.0	7.1	3.0	54.9
Reversals	(2.2)	(1.2)	(0.3)	(3.1)	—	—	(6.8)
Payments	(19.3)	(33.5)	(2.7)	(5.6)	(5.1)	(0.5)	(66.7)
Reclassification to postemployment benefits	(4.1)	—	—	(0.3)	—	—	(4.4)
Foreign currency	1.2	0.5	0.1	—	0.1	0.1	2.0

Balance at December 31, 2007, Predecessor and Successor Company	$6.1	$4.3	$1.4	$—	$4.7	$2.6	$19.1

Activities under Global “Restructuring 2006” Program

In January 2006, the Predecessor Company announced a global restructuring plan (“Restructuring 2006”) as part of its global sustainable profitable growth strategy. From the inception of this program through December 31, 2007, the Predecessor Company has incurred expenses of $119.9 million under this program associated with the closures of its facilities located in Alpignano, Italy; Upton, United Kingdom; Malden, Missouri; Pontoise, France; Rochdale, United Kingdom; Slough, United Kingdom; St. Johns, Michigan; St. Louis, Missouri; and Bretten, Germany. The Predecessor Company also transferred production with high labor content from its facilities in Nuremberg, Germany, Wiesbaden, Germany, and Orleans, France to existing facilities in best cost countries. The finalization of this program is expected to be completed in late 2008, will affect approximately 3 additional facilities, and will reduce the Company’s workforce by an additional 1%. Payments associated with this program are expected to continue into 2010. The Company continues to evaluate the individual components of this program, and will announce those components as plans are finalized.

Included in the summary table above, the payment activity and remaining reserves associated with activities executed under Restructuring 2006 are as follows:

	Predecessor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)
Balance of reserves at January 1, 2005	—	—	—	—	—	—	—
Provisions	4.2	—	1.3	9.7	3.3	—	18.5
Reversals	—	—	—	—	—	—	—
Payments	—	—	(0.6)	—	(1.4)	—	(2.0)
Foreign currency	0.3	—	—	—	—	—	0.3

Balance of reserves at December 31, 2005	4.5	—	0.7	9.7	1.9	—	16.8
Provisions	15.3	34.3	2.0	9.6	5.5	0.1	66.8
Reversals	(1.6)	(2.0)	(0.4)	(0.6)	(0.2)	—	(4.8)
Payments	(7.3)	(17.7)	(1.9)	(14.5)	(6.1)	(0.1)	(47.6)
Foreign currency	(0.1)	1.3	—	0.4	—	—	1.6

Balance of reserves at December 31, 2006	10.8	15.9	0.4	4.6	1.1	—	32.8
Provisions	13.3	22.0	0.8	4.0	3.4	2.6	46.1
Reversals	(2.2)	(1.2)	(0.2)	(3.1)	—	—	(6.7)
Payments	(17.8)	(33.5)	(0.7)	(5.5)	(4.0)	—	(61.5)
Foreign currency	1.2	0.6	—	—	0.2	—	2.0

Balance of reserves at December 31, 2007 Predecessor and Successor Company	$5.3	$3.8	$0.3	$—	$0.7	$2.6	$12.7

Significant components of charges related to Restructuring 2006 are as follows:

	Total Expected Costs	Prior to 2007	Incurred During 2007	Estimated Additional Charges
	(Millions of dollars)
Powertrain Energy	$33.6	$18.0	$11.1	$4.5
Powertrain Sealing & Bearings	58.0	32.2	20.8	5.0
Vehicle Safety and Protection	20.5	2.9	0.6	17.0
Automotive Products	20.7	18.8	0.9	1.0
Global Aftermarket	13.4	8.5	3.4	1.5
Corporate	3.7	0.1	2.6	1.0

Total	$149.9	$80.5	$39.4	$30.0

The Company expects to achieve annual cost savings of $125 million subsequent to completion of this restructuring program. However, the Company cannot provide any assurances that it will achieve these cost savings.

Other Restructuring Activity and Programs

Significant restructuring activities for the year ended December 31, 2007

During 2007, the Predecessor Company reclassified certain restructuring reserves related to long-term pension arrangements from restructuring reserves to postemployment benefits. This reclassification was made as a result of the Predecessor Company’s continuous evaluation of its restructuring activities. The Predecessor Company’s evaluation determined that these amounts would be more appropriately classified as postemployment benefits.

In addition to the Restructuring 2006 program above, the Predecessor Company initiated several individual location restructuring programs. The details of activity during 2007 associated with these individual location programs are as follows:

Vehicle Safety and Protection

•

During 2007, the Predecessor Company announced the closure and relocation of its system protection facility in Exton, PA to other facilities with available capacity. The Predecessor Company recorded approximately $2.4 million of severance charges during the year and as of December 31, 2007; approximately $1.1 million is still outstanding related to this program. This restructuring is expected to be completed during 2008. Expected future cost savings associated with this activity are estimated to be approximately $4.1 million per year.

Global Aftermarket

•

The Predecessor Company commenced a restructuring of its Global Aftermarket sales and marketing functions designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. Accordingly, a charge of approximately $3 million related to these activities was recorded and is outstanding as of December 31, 2007. Expected savings associated with the project are estimated to be approximately $4.3 million per year. Payments related to this program are expected to continue into 2008.

There were no significant restructuring activities during the year ended December 31, 2006 other than the Restructuring 2006 program.

Significant restructuring activities for the year ended December 31, 2005

The Predecessor Company reclassified certain restructuring reserves related to German early retirement (“ATZ”) programs from restructuring reserves to postemployment benefits during 2005. This reclassification was made in anticipation of the Emerging Issues Task Force (“EITF”) No. 05-05. This EITF recommends that certain charges related to German ATZ programs be recorded as Postemployment Benefits.

In addition to the Restructuring 2006 program above, the Predecessor Company had previously initiated several individual location restructuring programs. The details of activity during 2005 associated with these individual location programs are as follows:

Powertrain Energy

•

Severance charges of approximately $3 million were recorded relating to the previously announced closure of the Predecessor Company’s piston manufacturing facility in LaGrange, GA. Production at the facility was transferred to existing manufacturing facilities with available capacity or with lower manufacturing costs in China, Mexico and the United States. These charges are in addition to the approximately $1 million in charges recorded in 2004. During 2005, payments of $3 million were made related to this project resulting in a remaining reserve of approximately $1 million as of December 31, 2005. Expected savings associated with the project are estimated to be approximately $6 million per year. Activities and associated payments related to this program were completed in 2006.

•

During 2005, the Predecessor Company announced the closure and relocation of its piston facility in Roodeport, South Africa to other facilities with available capacity. This restructuring activity was completed during the fourth quarter of 2005. Related employee severance costs of approximately $2 million were charged and paid during the year ended December 31, 2005. Accordingly, the Predecessor Company had no remaining reserves related to this activity as of December 31, 2005. Expected future cost savings associated with this activity are estimated to be approximately $2 million per year.

Powertrain Sealing and Bearings

•

The Predecessor Company’s North American engine bearing operations recorded restructuring charges of approximately $4 million related to their programs to transfer certain low volume production with high labor content to best cost geographies, specifically Mexico. Payments of approximately $3 million and $1 million were recorded during the years ended December 31, 2005 and 2006, respectively. There were no remaining reserves associated with this project as of December 31, 2006. Expected savings associated with the project are estimated to be approximately $7 million per year.

Corporate

•

The Predecessor Company recorded severance charges of approximately $3 million related to the consolidation of certain Information Systems functions. Payments of approximately $2 million were made against this reserve. Remaining reserves as of December 31, 2005 were paid during the first quarter of 2006. This restructuring activity was executed as part of a larger initiative to migrate the Predecessor Company’s legacy systems to a common global ERP platform.

Income Taxes

For 2007, the Predecessor Company recorded an income tax expense of $331.8 million on income before income taxes of $1,744.1 million, compared to income tax benefit of $64.0 million on a loss before income taxes of $613.6 million in 2006. In 2007, the primary difference between the Company’s income tax expense at its statutory rate and actual tax expense recorded is the fresh start reporting adjustments.

Liquidity and Capital Resources

Cash Flow Provided by Operating Activities

Net cash provided by operating activities totaled $35 million for the year ended December 31, 2007 compared to net cash used by operating activities of $422 million for the year ended December 31, 2006. The most significant factors contributing to operating activity cash flows in 2007 are payments made on emergence from Chapter 11, and the 2006 coming into effect of the Company Voluntary Arrangements in the United Kingdom and the discharge of U.K. Administration proceedings. Cash from operations, excluding the impacts of the Plan and the CVAs, is shown below:

	Successor	Predecessor
	Year ended December 31
	2007	2006
	(Millions of Dollars)
Net cash provided from operating activities:	$35	$(422)
Add back:
Payments in discharge of U.K. CVA settlement	—	744
Payment to U.S. Asbestos Trust	140	—
Payment of interest on pre-petition debt and notes	132	—
Payments to settle non-debt liabilities subject to compromise	44	—

Cash from operations, excluding the impacts of the Plan and the CVAs	$351	$322

The increase in cash from operations, excluding the impacts of the Plan and the CVAs, is due to relatively minor fluctuations in working capital, and all other assets and liabilities. In 2007 the cash inflow from changes in working capital was $92 million, compared with $103 million in 2006; a decrease of $11 million.

Working Capital

The cash outflow due to changes in accounts receivable in 2007 of $47 million is comprised of three major elements as follows:

•	Days sales outstanding were largely flat year over year at 58 days

•	Excluding the impact of foreign exchange, sales revenue in the last two months of 2007 was approximately $67 million higher than the equivalent period of 2006.

•

Approximately $20 million was received in the year from property sales made in the previous years. The combination of increased volume, flat days sales outstanding, and the reduction in non-trade receivables is an outflow of $47 million.

Over the equivalent period of 2006, the cash inflow due to changes in accounts receivable was $87 million and the factors affecting the inflow were as follows:

•	Days sales outstanding fell from 62 days to 58 days. This created an inflow of approximately $57 million.

•

Excluding the impact of foreign exchange and the acquisition of FMG, sales revenue in the last two months of 2007 was approximately $30 million lower than the equivalent period of 2006. The combination of reduced volumes and improved efficiency of collections combined to create a cash inflow of $87 million.

Through more efficient internal logistics and supply chain management, the Predecessor Company reduced inventories by $15 million during 2007, compared to an increase of $22 million during 2006. Expressed as a percentage of net sales, inventory efficiency improved from 14% in 2006 to 13% in 2007.

Excluding the impact of foreign exchange the significant improvement in payments terms created a cash inflow of $124 million for purchased goods and services compared with $38 million in 2006.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $263 million in 2007 compared to $239 million in 2006. Expenditures for property, plant and equipment of $310 million was $73 million higher than 2006, primarily due to:

•	Capacity increases in support of new program launches and global market volume increases;

•	Investment in lead-free bearing technology; and

•	Significant relocation of production capacity to best cost country manufacturing locations.

Proceeds from the sales of property, plant and equipment of $31 million was $9 million higher than in 2006, largely due to the sale of real estate following the closure of a manufacturing facility in Upton, England. The Predecessor Company also realized proceeds of $14 million each for the sale of a 12.2% ownership interest in an industrial brake manufacturer, and the sale of a 30% ownership interest in a piston venture in India.

The Company maintains investments in 18 non-consolidated affiliates, which are located in Italy, Germany, the United Kingdom, Turkey, China, Korea, India, Japan, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $324 million and $187 million as of December 31, 2007 and 2006, respectively. Upon the adoption of fresh-start reporting, the Company’s investments in non-consolidated affiliates were adjusted to estimated fair value, resulting in an increase to the recorded investments of approximately $148 million.

The Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities. In general, the Company does not extend guarantees, loans or other instruments of a variable nature that may result in incremental risk to the Company’s liquidity position. Furthermore, the Company does not rely on dividend payments or other cash flows from its non-consolidated affiliates to fund its operations and, accordingly, does not believe that they have a material effect on the Company’s liquidity.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners, to original equipment and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2007, the total amount of the contingent guarantee, were all triggering events to occur, approximated $58 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141, Business Combinations.

If this put option were exercised at its estimated current fair value, such exercise could have a material effect on the Company’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such contingencies on the future liquidity position of the Company.

Cash Flow Provided from Financing Activities

Cash flow provided from financing activities was $265 million for year ended December 31, 2007, compared to cash flow provided from financing activities of $608 million for year ended December 31, 2006. This change primarily resulted from the release of $762 million in restricted cash in 2006, partially offset by net payments on the Company’s available credit facilities.

In connection with the consummation of the Plan, on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”). The Exit Facilities includes a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008 for the purpose of refinancing obligations under the Tranche A Term Loan Agreement (the “Tranche A Facility Agreement”) and the Indenture.

Also in connection with the consummation of the Plan, on the Effective Date, the Company entered into the Tranche A Facility Agreement. The Tranche A Facility Agreement provided for a $1,335 million term loan which was deemed issued on the Effective Date in order to satisfy in part the obligations owed under the Prepetition Credit Agreement and certain other prepetition surety-related obligations.

The Company has the following contractual obligations and commercial commitments outstanding at December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total
	(Millions of Dollars)
Debt Obligations, including short-term debt refinanced as long-term subsequent to December 31, 2007	$8.8	$11.9	$11.3	$19.0	$8.9	$2,629.5	$2,689.4
Interest Payments	177.0	176.0	174.0	173.0	169.0	360.0	1,229.0
Letters of Credit	73.7	—	—	—	—	—	73.7
Payments for settlement of liabilities subject to compromise	68.1	22.8	22.8	—	—	—	113.7
Pension and other postemployment benefit plans	67.1	66.9	66.9	79.6	95.5	*	376.0
Operating Leases	37.8	30.5	26.9	17.1	14.1	38.3	164.7

Total	$432.5	$308.1	$301.9	$285.7	$287.5	$3,027.8	$4,646.5

*Funding	requirements beyond 2012 are not available.

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its credit facility will be sufficient to fund capital expenditures and meet its operating obligations through the end of 2008. In the longer term, the Company believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

At December 31, 2007, the Company was in compliance with all debt covenants under its Exit Facilities, Tranche A Facility Agreement, and outstanding paid-in-kind notes. Based on current forecasts, the Company expects to be in compliance with the covenants under the Exit Facilities through December 31, 2008. Changes in the business environment, market factors, macro-economic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control, could adversely impact its ability to remain in compliance with such covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate its facility or obtain appropriate covenant waivers. No assurance can be provided as to the impact of such actions.

The Company’s subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $347 million and $272 million as of December 31, 2007 and 2006, respectively. Of those gross amounts, $315 million and $252 million, respectively, were factored without recourse and treated as a sale under FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of December 31, 2007 and 2006, the Company has outstanding factored amounts of $8 million and $9 million, respectively, for which cash has not yet been drawn. Expenses associated with receivables factored are recorded in the statement of operations within “other income, net.”

Legal Proceedings

Note 16 to the consolidated financial statements, entitled “Litigation and Environmental Matters” is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is subject to market exposure from changes in foreign currency exchange rates, interest rates and raw material prices. To manage a portion of these inherent risks, the Company purchases various derivative financial instruments to hedge against unfavorable market changes. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Foreign Currency Risk

The Company is subject to the risk of changes in foreign currency exchange rates due to its global operations. The Company manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and distributes its products. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity (deficit) for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Predecessor Company’s other comprehensive loss was decreased by $229 million and $223 million in 2007 and 2006, respectively, due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the euro and British Pound.

As of December 31, 2007 and 2006, the Company’s net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $772 million and $664 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $77.2 million and $66.4 million, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The effect of changes in the estimated fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during 2007, 2006 and 2005. The Company had a notional value of approximately $5 million of foreign currency hedge contracts outstanding at December 31, 2007. The Predecessor Company had no foreign currency hedge contracts outstanding at December 31, 2006.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Predecessor Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-term Notes, and Senior Notes effective October 1, 2001. The Predecessor Company’s contractual interest not accrued or paid was $161.9 million for each of the years ended December 31, 2007, 2006 and 2005. The Predecessor Company continued to accrue and pay contractual interest on the Senior Credit Agreement in the month incurred, totaling $128.7 million, $144.1 million and $109.7 million in 2007, 2006 and 2005, respectively.

In connection with the consummation of the Plan, on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”). The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008. As of the Effective Date, existing letters of credit under the DIP Credit Agreement in the approximate amount of $34.3 million, and existing letters of credit issued under the Prepetition Credit Facility in the approximate amount of $39.4 million, were rolled over as letters of credit under the Exit Facilities.

The obligations under the revolving credit facility shall mature six years after the Effective Date and shall bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00%. The tranche B term loans shall mature seven years after the Effective Date and the tranche C term loans shall mature eight years after the Effective Date; provided, however, that in each case, such maturity may be shortened to six years after the Effective Date under certain circumstances. All Exit Facilities term loans shall bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $5 million.

In February 2008, the Company entered into a series of five year interest rate swap agreements with a total notional value of $850 million to hedge the variability of interest payments associated with its variable-rate loans under the Exit Facilities. Through these swap agreements, the Company has fixed its interest rate at an average interest rate of approximately 5.48% on the hedged principle amount of $850 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s Exit Facilities that continue to have variable interest rates, Management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates. However, management cannot predict with any certainty the level of interest rate risk that may exist.

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials used in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts, including exposures related to natural gas, tin, brass, bronze, zinc, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to eighteen months in the future.

At December 31, 2006, the Predecessor Company had 54 commodity price hedge contracts outstanding that were not designated as accounting hedge contracts, with a combined notional value of $55 million and a fair value liability of approximately $3 million. During 2006 and through March 31, 2007, the Predecessor Company recognized all changes in fair value of these hedges in current earnings, resulting in unrealized gains of approximately $10 million recorded to “other income, net” for the three months ended March 31, 2007. Effective April 1, 2007, the Predecessor Company completed the required evaluation and documentation to designate the majority of such contracts as cash flow hedges.

The Company had 211 commodity price hedge contracts outstanding with a combined notional value of $139 million at December 31, 2007 that were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $9 million were recorded to other comprehensive income as of December 31, 2007. Hedge ineffectiveness of less than $1 million, determined using the hypothetical derivative methodology, was recorded within “other income, net” for the year-ended December 31, 2007. As a result of fresh-start reporting, the cumulative net losses previously recorded to accumulated other comprehensive income (loss) have been eliminated from equity and will not impact future periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal controls over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (the “COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2007, management has concluded that the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as at December 31, 2007, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited Federal-Mogul Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal-Mogul Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included as Item 8. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Federal-Mogul Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 2007 (Successor Company) and 2006 (Predecessor Company), and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2007, 2006 and 2005 (Predecessor Company), and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries (the Company) as of December 31, 2007 (Successor) and 2006 (Predecessor), and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2007, 2006 and 2005 (Predecessor Company). Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on November 8, 2007, the U.S. Bankruptcy Court entered an order confirming the Plan of Reorganization, which became effective on December 27, 2007. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, for the Successor Company as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 3. In conjunction with the application of Statement of Position 90-7, the Successor changed its method of accounting for the fair value of financial assets and financial liabilities as discussed in Note 7.

As discussed in Notes 14 and 15 to the consolidated financial statements, the Predecessor changed its method of accounting for pensions and other postretirement plans in 2006 and tax uncertainties in 2007, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

March 10, 2008

CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$6,913.9	$6,326.4	$6,286.0
Cost of products sold	(5,729.3)	(5,221.2)	(5,245.3)

Gross margin	1,184.6	1,105.2	1,040.7
Selling, general and administrative expenses	(828.2)	(848.2)	(883.9)
Adjustment of assets to fair value	(61.3)	(45.9)	(121.5)
Interest expense, net	(199.1)	(205.8)	(131.6)
Settlement of U.K. pension plans	—	(500.4)	—
Chapter 11 and U.K. Administration related reorganization expenses, net	(80.7)	(95.1)	(138.2)
Equity earnings of unconsolidated affiliates	37.9	32.8	38.1
Restructuring expense, net	(48.1)	(66.4)	(30.2)
Gain on settlement of liabilities subject to compromise	760.7	—	—
Fresh-start reporting adjustments	956.3	—	—
Other income, net	22.0	10.2	23.9

Income (loss) before income taxes	1,744.1	(613.6)	(202.7)
Income tax benefit (expense)	(331.8)	64.0	(131.5)

Net income (loss)	$1,412.3	$(549.6)	$(334.2)

Income (Loss) Per Common Share:
Basic	$15.74	$(6.15)	$(3.75)

Diluted	$15.46	$(6.15)	$(3.75)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	Successor Company	Predecessor Company
	December 31
	2007	2006
	(Millions of Dollars)
ASSETS
Current Assets:
Cash and equivalents	$425.4	$359.3
Accounts receivable, net	1,095.9	992.6
Inventories, net	1,074.3	892.6
Prepaid expenses and other current assets	526.4	248.2

Total Current Assets	3,122.0	2,492.7
Property, plant and equipment, net	2,061.8	2,078.6
Goodwill and indefinite-lived intangible assets	1,852.0	1,205.3
Definite-lived intangible assets, net	310.0	254.3
Asbestos-related insurance recoverable	—	859.0
Other noncurrent assets	520.5	289.2

	$7,866.3	$7,179.1

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Short-term debt, including current portion of long-term debt	$117.8	$482.1
Accounts payable	726.6	488.0
Accrued liabilities	496.0	435.0
Current portion of postemployment benefit liability	61.2	67.9
Other current liabilities	167.3	181.7

Total Current Liabilities	1,568.9	1,654.7
Liabilities subject to compromise	—	5,813.4
Long-term debt	2,517.6	26.7
Postemployment benefits	936.9	1,111.1
Long-term portion of deferred income taxes	331.4	81.8
Other accrued liabilities	300.3	185.1
Minority interest in consolidated subsidiaries	87.5	54.2
Shareholders’ Equity (Deficit):
Series C ESOP preferred stock	—	28.0
Predecessor Company Common stock	—	445.3
Successor Company Common stock	1.0	—
Additional paid-in capital, including warrants	2,122.7	2,160.2
Retained earnings (deficit)	—	(4,151.7)
Accumulated other comprehensive loss	—	(229.7)

Total Shareholders’ Equity (Deficit)	2,123.7	(1,747.9)

	$7,866.3	$7,179.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income (loss)	$1,412.3	$(549.6)	$(334.2)
Adjustments to reconcile net income (loss) to net cash (used by) provided from operating activities:
Depreciation and amortization	353.7	328.9	344.2
Gain on settlement of liabilities subject to compromise	(760.7)	—	—
Fresh-start reporting adjustments	(956.3)	—	—
Loss on settlement of U.K. pension plans	—	500.4	—
Payments of discharge in U.K. CVA settlement	—	(744.1)	—

Payment to U.S. Asbestos Trust	(140.0)	—	—
Payment of interest on pre-petition debt and notes	(132.3)	—	—
Payments to settle non-debt liabilities subject to compromise	(44.0)	—	—
Chapter 11 and U.K. Administration related reorganization expenses	80.7	95.1	138.2
Payments for Chapter 11 and U.K. Administration related reorganization expenses	(74.8)	(76.7)	(141.4)
Adjustment of assets to fair value	61.3	45.9	121.5
Restructuring charges, net	48.1	66.4	30.2
Payments against restructuring reserves	(66.7)	(55.2)	(22.3)
Gain on sale of assets and businesses	(8.2)	(3.8)	—
Change in postemployment benefits, including pensions	78.6	93.6	167.7
Change in deferred taxes	260.0	14.4	(34.4)
Changes in operating assets and liabilities:
Accounts receivable	(46.6)	86.6	(16.3)
Inventories	14.8	(21.6)	94.2
Accounts payable	123.6	37.7	(1.1)
Other assets and liabilities	(169.0)	(239.7)	(27.9)

Net Cash Provided From (Used By) Operating Activities	34.5	(421.7)	318.4

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(309.5)	(237.4)	(190.3)
Net proceeds from the sale of property, plant and equipment	25.8	22.5	30.1
Net proceeds from the sale of businesses	14.0	7.8	—
Proceeds from sale of investments	13.8	—	—
Payments to acquire business	(6.8)	(32.3)	—

Net Cash Used By Investing Activities	(262.7)	(239.4)	(160.2)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on DIP credit facility	669.4	290.4	713.0
Principal payments on DIP credit facility	(360.4)	(490.0)	(420.0)
Increase (decrease) in short-term debt	65.7	(12.1)	7.6
Increase (decrease) in long-term debt	(15.0)	(1.3)	(1.0)
Change in restricted cash	—	762.3	(700.9)
Net (payments) proceeds from factoring arrangements	(43.0)	59.4	—
Payments to Predecessor Company lenders	(2,700.7)	—	—
Proceeds from issuance of emergence debt	2,668.8	—	—
Debt issuance fees	(19.8)	(0.8)	(4.3)

Net Cash Provided From (Used By) Financing Activities	265.0	607.9	(405.6)

Effect of foreign currency exchange rate fluctuations on cash	29.3	25.3	(66.0)

Increase (decrease) in cash and equivalents	66.1	(27.9)	(313.4)

Cash and equivalents at beginning of year	359.3	387.2	700.6

Cash and equivalents at end of year	$425.4	$359.3	$387.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series C ESOP Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005 (Predecessor Company)	$28.0	$445.3	$2,148.0	$(3,267.9)	$(1,279.1)	$(1,925.7)
Net loss				(334.2)		(334.2)
Currency translation					(303.8)	(303.8)
Minimum pension liability					124.1	124.1

Total Comprehensive Loss						(513.9)
Stock compensation			6.6			6.6

Balance at December 31, 2005 (Predecessor Company)	28.0	445.3	2,154.6	(3,602.1)	(1,458.8)	(2,433.0)
Net loss				(549.6)		(549.6)
Currency translation					223.1	223.1
Minimum pension liability					1,160.0	1,160.0

Total Comprehensive Income						833.5
Statement No. 158 transition					(154.0)	(154.0)
Stock compensation			5.6			5.6

Balance at December 31, 2006 (Predecessor Company)	28.0	445.3	2,160.2	(4,151.7)	(229.7)	(1,747.9)
Net income				1,412.3		1,412.3
Currency translation					222.9	222.9
Defined benefit plans					134.6	134.6

Total Comprehensive Income						1,769.8
Adoption of FIN 48				(13.8)		(13.8)
Stock compensation			6.9			6.9
Conversion of mandatorily redeemable securities, net		4.0	36.4			40.4

Balance at December 31, 2007 (Predecessor Company)	28.0	449.3	2,203.5	(2,753.2)	127.8	55.4
Fresh-start reporting adjustments:
Cancellation of Predecessor preferred and common stock	(28.0)	(449.3)	(2,203.5)			(2,680.8)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income				2,753.2	(127.8)	2,625.4
Issuance of new equity, including warrants, in connection with emergence from Chapter 11		1.0	2,122.7			2,123.7

Balance at December 31, 2007 (Successor Company)	$—	$1.0	$2,122.7	$—	$—	$2,123.7

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation: The predecessor to Federal-Mogul Corporation, (the “Predecessor Company” or the “Predecessor”) and all of its then-existing wholly-owned United States subsidiaries (“U.S. Subsidiaries”) filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 1, 2001, certain of the Predecessor Company’s United Kingdom subsidiaries (together with the U.S. Subsidiaries, the “Debtors”) filed voluntary petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court. On November 8, 2007, the Bankruptcy Court entered an Order (the “Confirmation Order”) confirming the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) and entered Findings of Fact and Conclusions of Law regarding the Plan (the “Findings of Fact and Conclusions of Law”). On November 14, 2007, the United States District Court for the District of Delaware entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. On December 27, 2007, the Plan became effective in accordance with its terms (the “Effective Date”). On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (also referred to as “Federal-Mogul”, the “Company”, the “Successor Company”, or the “Successor”).

The consolidated financial statements for the period the Predecessor Company was in Bankruptcy were prepared in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and on a going concern basis, which contemplated continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the Company was required to adopt fresh-start reporting effective upon emergence from bankruptcy on December 27, 2007. The Company evaluated the activity between December 27, 2007 and December 31, 2007 and, based upon the immateriality of such activity, concluded that the use of an accounting convenience date of December 31, 2007 was appropriate. As such, fresh-start reporting has been applied as of that date. Financial statements as of and for the periods ended December 31, 2006 and 2005 do not reflect the impact of any changes in the Company’s capital structure or changes in the estimated fair values of assets and liabilities as a result of fresh-start reporting. For further information on fresh-start reporting, see Note 3 to the consolidated financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all domestic and international subsidiaries that are more than 50% owned. Investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, while investments in affiliates of 20% or less are accounted for under the cost method. The Company does not hold a controlling interest in any entity based on exposure to economic risks and potential rewards (variable interests) for which the Company is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy and are not special purpose entities.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable.

Prior to the application of fresh-start reporting, accounts receivable were reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. The Company’s general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an OEM or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administration (“SG&A”) expenses are bad debt expense of $1.2 million for the year ended December 31, 2007, net bad debt recoveries of $0.9 million for the year ended December 31, 2006, and bad debt expense of $4.3 million for the year ended December 31, 2005. The Predecessor Company’s allowance for doubtful accounts was $24.0 million and $29.2 million at December 31, 2007 and 2006, respectively. Upon the adoption of fresh-start reporting, the allowance for doubtful accounts was reset to zero with a corresponding reduction in gross accounts receivable.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $347 million and $272 million as of December 31, 2007 and 2006, respectively. Of those gross amounts, $315 million and $252 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of December 31, 2007 and 2006, cash has not yet been drawn related to outstanding factored amounts of $8 million and $9 million, respectively. Expenses associated with receivables factored are recorded in the statement of operations within “other (income) expense, net.”

Inventories: Prior to emerging from bankruptcy, the Predecessor Company valued inventory at the lower of cost or market, with cost determined on a FIFO basis primarily outside the United States and on a LIFO basis for specific U.S. subsidiaries based upon the use of such valuation methodology at the time those subsidiaries were acquired. Upon emergence from bankruptcy, the Successor Company adopted the FIFO inventory valuation methodology as its accounting policy for all inventory. As a result of both the adoption of the FIFO inventory valuation methodology and the application of fresh-start reporting, the Predecessor Company LIFO and other inventory reserves have been eliminated as of December 31, 2007.

The Predecessor Company cost determined by the last-in, first-out (“LIFO”) method was used for 40% and 45% of the inventory at December 31, 2007 and 2006, respectively. The remaining inventories were recorded using the first-in, first-out (“FIFO”) method. If all inventories had been valued at current cost, amounts reported prior to fresh-start reporting would have been increased by $76.8 million and $78.5 million as of December 31, 2007 and 2006, respectively. The value of inventories has also been reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Long-Lived Assets: As a result of fresh-start reporting, long-lived assets such as property, plant and equipment have been stated at estimated replacement cost as of December 31, 2007, unless the expected future use of the assets indicated a lower value was appropriate. Definite-lived intangible assets have been stated at estimated fair value as of December 31, 2007. Prior to the application of fresh-start reporting, long-lived assets were stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment charge, if required, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.

Indefinite-lived Intangible Assets: As of December 31, 2007, indefinite-lived intangible assets, primarily consisting of goodwill and trademarks, were stated at estimated fair value as a result of fresh-start reporting. Prior to the application of fresh-start reporting, indefinite-lived intangible assets were carried at historical value. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist. In accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets, the impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

Pension and Other Postemployment Obligations: Pension and other postemployment benefit costs are dependent upon assumptions used in calculating such costs. These assumptions include discount rates, health care cost trends, expected returns on plan assets, and other factors. In accordance with U.S. GAAP, actual results that differ from the assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods.

Revenue Recognition: The Company records sales when products are shipped and title has transferred to the customer, the sales price is fixed and determinable, and the collectibility of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

Shipping and Handling Costs: The Company recognizes shipping and handling costs as a component of cost of products sold in the statement of operations.

Engineering and Tooling Costs: Pre-production tooling and engineering costs that the Company will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides the Company with the noncancelable right to use the tools, or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by the Company are capitalized as part of machinery and equipment, and are depreciated over the shorter of the tooling’s’ expected life or the duration of the related program.

Research and Development and Advertising Costs: The Company expenses research and development (“R&D”) costs and costs associated with advertising and promotion as incurred. R&D expense, including product engineering and validation costs, was $178.3 million, $162.0 million and $169.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. As a percentage of OEM sales, R&D expense was 5% for each of the years ended December 31, 2007, 2006, and 2005. Advertising and promotion expense for continuing operations was $48.4 million, $55.4 million and $52.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Restructuring: The Company defines restructuring expense to include costs directly related to exit or disposal activities accounted for in accordance with SFAS No. 146, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rebates/Sales Incentives: The Company accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.

Foreign Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for international subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive loss. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested. As a result of fresh-start reporting, the December 31, 2007 balance of accumulated other comprehensive income of the Successor Company has been reset to zero.

Environmental Liabilities: The Company recognizes environmental liabilities when a loss is probable and reasonably estimable. Such liabilities are generally not subject to insurance coverage. Engineering and legal specialists within the Company estimate each environmental obligation based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties. The Company regularly evaluates and revises its estimates for environmental obligations based on expenditures against established reserves and the availability of additional information.

Asset Retirement Obligations: The Company records asset retirement obligations in accordance with SFAS No. 143 Accounting for Asset Retirement Obligations, which requires the estimated fair value of an asset retirement obligation to be recognized in the period in which it is incurred, and FASB Interpretation No. 47 (“FIN 47”) Accounting for Conditional Asset Retirement Obligations, an Interpretation of SFAS No. 143. FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. FIN 47 also clarifies that an entity is required to recognize a liability for the estimated fair value of a conditional asset retirement obligation when incurred if the fair value can be reasonably estimated. The Company’s primary asset retirement activities relate to the removal of hazardous building materials at its facilities. The Company records the asset retirement liability when the amount can be reasonably estimated, typically upon the decision to sell or close a facility.

Derivative Financial Instruments: The Company is exposed to market risks, such as fluctuations in foreign currency risk and commodity price risk. To manage the volatility relating to these exposures, the Company evaluates its aggregate exposures to identify natural offsets. For exposures that are not offset within its operations, the Company may enter into derivative transactions pursuant to its risk management policies. For accounting purposes, the Predecessor Company’s outstanding derivatives contracts were not considered hedging instruments as of December 31, 2006. In March 2007, the Predecessor Company designated the majority of its outstanding derivative financial instruments as hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company’s objectives for holding derivatives are to minimize risks using the most effective and cost-efficient methods available.

Adoption of new accounting pronouncements: In September 2006, the FASB issued Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007 with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

early adoption permitted provided that the entity has not yet issued financial statements for that fiscal year, including any interim periods. As a result of the implementation of fresh-start reporting in accordance with SOP-97 and the requirement to adopt any accounting standards that will become effective within the next 12 months, the Company has adopted the provisions of SFAS 157 pertaining to financial assets and financial liabilities as of December 31, 2007. The provisions of SFAS 157 are to be applied prospectively. Refer to Note 7 to the financial statements for additional information related to the adoption of SFAS 157.

The Company considered whether it was required to apply FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“FAS 160”) for fresh start reporting purposes. FAS 160 is effective for fiscal years beginning after December 15, 2008 (i.e. January 1, 2009 for the Company with early adoption prohibited. Given that the effective date of FAS 160 falls outside the 12 month period subsequent to the adoption of fresh start reporting as prescribed by SOP 90-7 and early adoption is prohibited, the Company has not adopted FAS 160 as of December 31, 2007. The Company continues to evaluate the impact that the future adoption of FAS 160 will have on its consolidated financial statements.

The Predecessor Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Predecessor Company recognized a $13.8 million decrease in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 total shareholders’ deficit. Refer to Note 15 to the financial statements for additional information related to the adoption of FIN 48.

Reclassifications: Certain items in the prior years’ financial statements have been reclassified to conform with the presentation used in 2007.

2. REORGANIZATION UPON EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Background

On October 1, 2001 (the “Petition Date”), the predecessor to Federal-Mogul Corporation, (the “Predecessor Company” or “Predecessor Federal-Mogul”) and all of its then-existing wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, 133 affiliates of Predecessor Federal-Mogul incorporated under the laws of England and Wales filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and commenced administration proceedings in the High Court of Justice, Chancery Division, in London, England under the United Kingdom Insolvency Act 1986. An additional affiliate of Predecessor Federal-Mogul incorporated under the laws of Scotland filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on the Petition Date, and commenced administration proceedings before the Court of Session in Edinburgh, Scotland in April 2002.

Predecessor Federal-Mogul, together with its United States and United Kingdom affiliates that commenced bankruptcy proceedings in the United States and administration proceedings in the United Kingdom, are referred to collectively as the “Debtors”. Subsidiaries of Predecessor Federal-Mogul other than the aforementioned U.S. and U.K. subsidiaries were not party to any insolvency proceedings and operated in the normal course during the pendency of the Chapter 11 Cases and the U.K. administration proceedings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Following a Confirmation Hearing that began on June 18, 2007 and concluded on October 2, 2007, and following the consensual resolution of various legal objections to confirmation of the Fourth Amended Joint Plan of Reorganization (As Modified) for Predecessor Federal-Mogul and certain of its affiliates (the “Plan”), the Bankruptcy Court entered an order on November 8, 2007 confirming the Plan and entered detailed Findings of Fact and Conclusions of Law with respect to the Plan. On November 14, 2007, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. The Confirmation Order became final and non-appealable thirty days after its affirmance by the District Court. The Plan became effective in accordance with its terms on December 27, 2007 (the “Effective Date”).

On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation, a Delaware Corporation, whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (“Federal-Mogul”, the “Company”, the “Successor Company”, or the “Successor”).

From October 1, 2001 through December 27, 2007, the Debtors operated their businesses as debtors-in-possession in accordance with the Bankruptcy Code. The chapter 11 cases of the Debtors (collectively, the “Chapter 11 Cases”) were jointly administered under Case No. 01-10578(JKF). The Debtors filed for relief under Chapter 11 in response to a sharply increasing number of asbestos-related claims and their demand on the Debtors’ cash flows and liquidity.

Company Voluntary Arrangements and Discharge of U.K. Administration Proceedings

The commencement of the administration proceedings in the United Kingdom resulted in the appointment of certain administrators (the “Administrators”) to oversee the businesses of the Debtors that were incorporated under the laws of England and Wales (the “U.K. Debtors”). Predecessor Federal-Mogul, the Administrators of the U.K. Debtors and the co-proponents of the Plan (the “Plan Proponents”) entered into an agreement on September 26, 2005 outlining the terms and conditions of distributions to creditors of the U.K. Debtors (the “U.K. Settlement Agreement”). A copy of the U.K. Settlement Agreement was filed with the SEC on Form 8-K on September 30, 2005.

The U.K. Settlement Agreement contemplated the proposal by the Administrators of Company Voluntary Arrangements (“CVAs”) for certain of the U.K. Debtors, which CVAs would follow the basic terms specified in the U.K. Settlement Agreement. In mid-2006, the Administrators proposed CVAs for 51 of the U.K. Debtors (the “CVA Debtors”). Following approval of the CVAs by the requisite majorities of creditors and shareholders, the CVAs became effective on October 11, 2006, resolving claims (other than those dealt with by the Plan) against the principal U.K. Debtors.

Upon the 2006 effective date of the CVAs, the Predecessor Company transferred to the Administrators approximately $750 million for:

(i)	settlement of claims relating to two U.K. pension schemes;

(ii)	settlement of general unsecured claims against the CVA Debtors (other than certain unsecured claims specifically excluded pursuant to the terms of the CVAs);

(iii)	settlement of asbestos property damage claims payable under the CVAs;

(iv)

distribution to a U.K. asbestos trust established under the CVAs for payment to holders of asbestos-related personal injury claims against the CVA Debtors arising from exposure to asbestos that occurred in whole or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

predominantly in the United Kingdom, Australia and certain other countries as specified in the CVAs (“CVA Asbestos Claims”); and

(v)	other miscellaneous CVA-related matters, such as expenses relating to the administration and operation of the CVAs and the U.K. asbestos trust.

The trustees of the U.K. asbestos trust will pay dividends to holders of CVA Asbestos Claims from the U.K. asbestos trust. Amounts paid by the Predecessor Company to fund the U.K. asbestos trust were recorded by the Predecessor Company as a reduction to asbestos liabilities subject to compromise. Amounts paid to settle claims relating to the U.K. pension plans first reduced the recorded liability to zero, with the payment in excess of the recorded liability recorded as a settlement charge, approximating $500 million, in the Predecessor Company’s 2006 Consolidated Statement of Operations.

On December 1, 2006, the discharge of the administration proceedings for the principal U.K. Debtors became effective. That discharge ended those U.K. Debtors’ administration proceedings. On February 6, 2008, the High Court of Justice in London, England approved the discharge of the administration proceedings for all 70 of the U.K. Debtors that did not have CVAs and whose administration proceedings were in effect as of that date. The Company intends to have those remaining 70 U.K. Debtors, virtually all of which are dormant entities, either liquidated under the laws of England and Wales or struck from the English register of companies in the near term. The discharge of those U.K. Debtors’ administration proceedings will be effective immediately before the passage of a resolution to liquidate the U.K. Debtor in question or the making of an application to strike off the U.K. Debtor in question.

Plan of Reorganization

In early 2007, the Debtors and other Plan Proponents solicited votes to accept or reject the Plan through a process approved by the Bankruptcy Court. The Plan Proponents comprised the overwhelming majority of significant stakeholders in the Chapter 11 Cases, including representatives of (i) the holders of current and future asbestos-related personal injury claims against the Debtors, (ii) the holders of unsecured claims against the Debtors, (iii) the holders of equity interests in Predecessor Federal-Mogul, and (iv) the holders of obligations incurred under Predecessor Federal-Mogul’s pre-Petition Date secured credit facility.

On June 15, 2007, the Debtors’ voting agent filed the results of the Plan voting process with the Bankruptcy Court, which showed that all classes of claims against and equity interests in the Debtors voted to accept the Plan by margins in excess of the Bankruptcy Code requirements for plan acceptance. All classes of asbestos personal injury claims voted to accept the Plan by margins in excess of those required for the imposition of an asbestos trust and channeling injunction pursuant to section 524(g) of the Bankruptcy Code. The legal representative for future asbestos claimants also supported approval of the Plan.

The Plan provides for distributions of cash and/or securities to be made to holders of pre-Petition Date claims against the Debtors as well as certain claims that arose during the pendency of the Chapter 11 Cases. Key provisions of the Plan, including significant distributions to implement the Plan, include the following:

•

On the Effective Date, the Company distributed all of its newly-issued Class B Common Stock (representing 50.1% of all of its newly-issued common stock) to the U.S. Asbestos Trust (defined below), subject to the Company retaining possessory security interests in certain of that stock to secure obligations of the U.S. Asbestos Trust to the Company. The Company also distributed certain insurance-related rights and proceeds to the U.S. Asbestos Trust on the Effective Date.

•

On the Effective Date, the Company distributed all of its Class A Common Stock (representing 49.9% of all of its newly-issued common stock) to a disbursing agent for further distribution to the holders of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Federal-Mogul’s pre-bankruptcy note debt and to those holders of unsecured claims against Predecessor Federal-Mogul and its U.S. Debtor subsidiaries that elected under the Plan to receive a stock distribution in lieu of a cash distribution on account of their claims.

•

On the Effective Date, the Company issued new Tranche A term loans in the approximate amount of $1,334.6 million and senior subordinated third priority payment-in-kind notes (“PIK Notes”) in the approximate amount of $305 million to satisfy claims under Predecessor Federal-Mogul’s pre-Petition Date secured credit facility and pre-Petition Date claims on account of certain surety bonds. The new Tranche A term loans were repaid and the PIK Notes were redeemed by the Company on January 3, 2008 from proceeds of its new Effective Date Exit Facilities.

•	On the Effective Date, the Company repaid approximately $761.0 million in obligations under the debtor-in-possession financing facility entered into during the Chapter 11 Cases.

•

On the Effective Date, the Company paid approximately $132.3 million for settlement of an Administrative Expense Claim (as defined in the Plan) on account of adequate protection payments owed to the holders of Predecessor Federal-Mogul’s notes issued prior to the Petition Date.

•

On or after the Effective Date, the Company distributed 6,951,871 warrants (the “Warrants”) to the disbursing agent for further distribution to holders of common stock, convertible preferred stock, and convertible subordinated debentures (following the deemed conversion of such debentures under the Plan) of Predecessor Federal-Mogul that were cancelled under the Plan. Each Warrant provides the holder thereof with the right to purchase one share of Class A Common Stock of the Company at $45.815 per share from the Effective Date through December 27, 2014.

The Plan further provides that holders of general unsecured claims against the U.S. Debtors that did not elect to receive distributions of Class A Common Stock on account of their claims will receive cash distributions totaling 35% of the allowed amount of their claims, subject to reduction in the event the total amount of such claims, after considering the value of distributions of Class A Common Stock in lieu of cash, exceeds $258 million. Those distributions will be made in three annual installments. The first installment payments were made to holders of unsecured claims against the U.S. Debtors during March 2008. The Company has reserved approximately $64.2 for payment of unsecured claims against the U.S. Debtors as of December 31, 2007. Because such payments are expected to be made through early 2010, $41.2 million of the $64.2 million reserved has been classified as long-term as of December 31, 2007.

The Plan also provides that payments will be made to holders of certain allowed Administrative Expense claims and professional advisors in the Chapter 11 Cases. The Company has reserved approximately $43.7 million for payment of such claims, including $35.3 million for professional fees accrued by the Predecessor Company.

Establishment and Operation of the U.S. Asbestos Trust and U.K. Asbestos Trust

Section 524(g) of the Bankruptcy Code provides in general terms that, if certain specified conditions are satisfied, a court may as part of a bankruptcy plan of reorganization issue a permanent injunction preventing entities from taking legal action against a debtor to collect, recover, or receive payment on asbestos-related claims where the bankruptcy plan provides that those claims are to be paid by an asbestos trust established under section 524(g) of the Bankruptcy Code.

On the Effective Date, in accordance with the Plan, an asbestos personal injury trust qualifying under section 524(g) of the Bankruptcy Code (the “U.S. Asbestos Trust”) was created. Pursuant to and on the terms specified in the Plan and the Confirmation Order, the U.S. Asbestos Trust has assumed liability for all asbestos-related personal injury claims of the Debtors. The U.S. Asbestos Trust will make payments to holders of asbestos personal injury claims in accordance with the trust distribution procedures that were filed with the Bankruptcy

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Court as an exhibit to the Plan, with the exception of asbestos-related personal injury claims against the U.K. Debtors that are to be evaluated and paid by the U.K. Asbestos Trust. The Plan contains an injunction issued by the Bankruptcy Court and affirmed by the District Court pursuant to section 524(g) of the Bankruptcy Code that expressly forbids any and all actions against the Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payments or recovery with respect to all direct or indirect claims relating to asbestos-related personal injury claims.

The CVAs established a U.K. Asbestos Trust which shall provide for the sole and exclusive treatment and payment of the CVA Asbestos Claims. The U.K. Asbestos Trust is separate from the U.S. Asbestos Trust, and was funded by the Predecessor Company when the CVAs became effective in 2006.

As part of the Plan, the U.S. Asbestos Trust issued on the Effective Date a note in the amount of $125 million to the Company. The issuance of that note reflected the fact that certain of the asbestos personal injury claims that had been anticipated to be paid from the U.S. Asbestos Trust prior to entry into the U.K. Global Settlement will instead be paid from the U.K. Asbestos Trust, which had been previously funded by the Predecessor Company. The $125 million note had a maturity date of January 11, 2008 and was repayable in either cash or through the Company taking ownership of 6,958,333 shares of Class B Common Stock of the Company that were pledged to secure the $125 million note. The note was repaid by the U.S. Asbestos Trust on the maturity date.

Pneumo Abex Settlement and Ongoing Bankruptcy-Related Matters

The Plan contemplates that one of two alternative settlements will be implemented by and between certain of the Debtors, on the one hand, and Cooper Industries, LLC (“Cooper”), Pneumo Abex LLC (“Pneumo Abex”), and certain of their affiliates, on the other hand. The first of these alternatives, which is known as the “Plan A” Settlement, is detailed in an addendum of additional provisions filed with the Plan (the “Addendum”). The Plan A Settlement contemplates in general terms that Cooper and Pneumo Abex will make a combined contribution of $756 million, plus the contribution of certain rights and additional consideration, to the U.S. Asbestos Trust, which would be placed into a segregated subfund of the U.S. Asbestos Trust for the satisfaction of Pneumo Asbestos Claims (as defined in the Addendum). Pneumo Asbestos Claims would be payable exclusively from such subfund, and a court injunction would prevent the assertion of Pneumo Asbestos Claims against any of the Pneumo Protected Parties (as defined in the Addendum).

In addition to the Plan A Settlement, various matters relating to the Chapter 11 Cases continue to be litigated in the Bankruptcy Court or have been litigated therein and are awaiting rulings. The ongoing pursuit of these matters does not affect the discharges, releases and injunctions afforded to the Debtors under the Plan.

The second alternative settlement is the “Plan B” Settlement, pursuant to which the U.S. Asbestos Trust will pay $138 million to Cooper and $2 million to Pneumo Abex in satisfaction of the indirect asbestos claims of those entities and their affiliates against the Debtors. Under that settlement, the Pneumo Protected Parties (including Cooper and Pneumo Abex) would not receive the benefit of any court injunctions, and Pneumo Asbestos Claims would remain assertable against them in the tort system. Pneumo Asbestos Claims will not be assertable against the Successor Company or any of its affiliates regardless of whether the Plan A Settlement or the Plan B Settlement is implemented. In addition, the Successor Company and its affiliates will receive a broad release of claims from Cooper, Pneumo Abex and various of their affiliates regardless of whether the Plan A Settlement or the Plan B Settlement is ultimately implemented.

The Bankruptcy Court has approved the Plan B Settlement and has not yet ruled on approval of the Plan A Settlement. In accordance with the Plan, the parties are continuing to pursue approval of the Plan A Settlement. On the Effective Date, the Company, on behalf of the U.S. Asbestos Trust, placed $140 million needed to fund the Plan B Settlement into an escrow account, where it will remain pending the ultimate implementation of either

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Plan A Settlement or the Plan B Settlement. In exchange for the funding by the Company, the U.S. Asbestos Trust issued a $140 million note payable to the Company with a maturity date 60 days after the Effective Date. The U.S. Asbestos Trust’s obligations under the $140 million note were secured by a possessory security interest in 7,793,333 shares of Class B Common Stock of the Company previously issued to the U.S. Asbestos Trust. Following the exercise by Thornwood Associates Limited Partnership of its option to purchase from the U.S. Asbestos Trust the Company’s Class B Common Stock, the $140 million note was repaid by the U.S. Asbestos Trust on February 25, 2008 at which time the possessory security interest in 7,793,333 shares of the Company’s Class B Common Stock was released. The note receivable is included in other current assets as of December 31, 2007.

Discharge, Releases and Injunctions Pursuant to the Plan and the Confirmation Order

The Plan and Confirmation Order contain various discharges, injunctive provisions and releases that became operative upon the Effective Date, including (i) discharge (except as otherwise provided in the Plan and Confirmation Order) of each of the Debtors of all pre-Effective Date obligations in accordance with the Bankruptcy Code, and (ii) various injunctions providing, among other things, that, all creditors and interest holders of any of the Debtors (or their respective estates) shall be prohibited from taking any action against the Debtors with respect to such discharged obligations.

Dismissal of Certain U.K. Subsidiaries’ Chapter 11 Cases

On the Effective Date, in accordance with a previously-entered order of the Bankruptcy Court, the Chapter 11 Cases of 75 of the Company’s U.K. subsidiaries were dismissed. Each of those U.K. subsidiaries has either few or (in most cases) no known third-party creditors, has no history of using asbestos or manufacturing, selling or distributing asbestos-containing products, and has never to the Debtors’ knowledge been named in any asbestos-related lawsuits or comparable proceedings. None of the U.K. subsidiaries whose Chapter 11 Cases were dismissed was a party to the Plan.

3. FRESH-START REPORTING

The Predecessor Company’s emergence from the Chapter 11 Cases resulted in a new reporting entity for accounting purposes and the adoption of fresh-start reporting in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”). Since the reorganization value of the assets of the Successor Company immediately before the date of confirmation of the Plan is less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity, the Successor Company has adopted fresh-start reporting.

Following confirmation of the Plan by the Bankruptcy Court on November 8, 2007 and the affirmance of that confirmation by the District Court on November 14, 2007, the Plan required a number of conditions precedent to be satisfied prior to it becoming effective. These conditions included, but were not limited to: (i) the establishment of the U.S. Asbestos Trust and the transfer of the Class B Common Stock and certain additional assets thereto, (ii) the entry by all parties into the documents governing the U.S. Asbestos Trust and numerous other corporate-related documents, (iii) the District Court order confirming the Plan becoming a final, non-appealable order, and (iv) the closing of the Company’s post-bankruptcy secured credit facilities. Under the terms of the Plan, the Plan could not become effective without such conditions being satisfied or waived. The first date on which all of the conditions precedent set forth in the Plan were satisfied was December 27, 2007, which corresponds with the Effective Date of the Plan. As such, the Company was required to adopt fresh-start reporting as of December 27, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company analyzed the transactions that occurred during the four-day period from December 28, 2007 through December 31, 2007, and concluded that such transactions were not material individually or in the aggregate as they represented approximately 1% of total revenues; gross margin; selling, general and administrative expenses; and income before taxes. As such, the Company used December 31, 2007 as the date for adopting fresh-start reporting in order to coincide with the Company’s normal financial closing for the month of December. Upon adoption of fresh-start reporting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor Company prior to the adoption of fresh-start reporting for periods ended prior to December 31, 2007 are not comparable to those of the Successor Company.

The Bankruptcy Court confirmed the Plan based upon a reorganization value of the Company between $4,369 million and $4,715 million, which was estimated using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies; (ii) a review and analysis of several recent transactions of companies in similar industries to the Company; and (iii) a calculation of the present value of the future cash flows of the Company under its projections. Based upon a reevaluation of relevant factors used in determining the range of reorganization value and updated expected cash flow projections, the Company concluded that $4,369 million should be used for fresh-start reporting purposes as it most closely approximated fair value.

In accordance with fresh-start reporting, the Company’s reorganization value has been allocated to existing assets using the measurement guidance provided in SFAS 141. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor Company’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan. Deferred taxes have been determined in conformity with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). The excess of reorganization value over the value of net tangible and identifiable intangible assets and liabilities has been recorded as goodwill in the accompanying Consolidated Statement of Financial Position.

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the reasonable control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the reorganization value is subject to additional adjustment within one year after emergence from bankruptcy to provide the Company with adequate time to complete the valuation of its assets and liabilities. Future adjustments may result from:

•	Completion of valuation reports associated with long-lived tangible and intangible assets which may derive further adjustments or recording of additional assets or liabilities;

•	Adjustments to deferred tax assets and liabilities, which may be based upon additional information, including adjustments to fair value estimates of underlying assets or liabilities; or

•	Adjustments to amounts recorded based upon estimated fair values or upon other measurements, which could change the amount of recorded goodwill.

In accordance with SOP 90-7, the Company was required to adopt, on December 31, 2007, all accounting guidance scheduled to become effective within the subsequent twelve-month period. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The implementation of the Plan of Reorganization and the effects of the consummation of the transactions contemplated therein, which included settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness, and other cash payments and the adoption of fresh-start reporting in the Company’s Consolidated Balance Sheet are as follows:

	Predecessor As of 12/31/07	Settlement of Liabilities Subject To Compromise		Fresh-Start Adjustments		Successor As of 12/31/07
	(Millions of Dollars)
Assets
Current assets:
Cash and cash equivalents	$445.8	$(20.4	)(a)	$—		$425.4
Accounts receivables, net	1,095.9	—		—		1,095.9
Inventories, net	931.2	—		143.1	(e)	1,074.3
Prepaid expenses and other current assets	324.3	252.2	(a)	(50.1	)(e)	526.4

Total Current Assets	2,797.2	231.8		93.0		3,122.0
Property, plant and equipment, net	2,192.9	—		(131.1	)(e)	2,061.8
Goodwill and indefinite-lived intangible assets	1,206.1	—		645.9	(f)	1,852.0
Definite-lived intangible assets, net	253.4	—		56.6	(e)	310.0
Asbestos-related insurance recoverable	872.5	(872.5	)(a)	—		—
Other noncurrent assets	270.7	8.7	(b)	241.1	(e)	520.5

Total Assets	$7,592.8	$(632.0)		$905.5		$7,866.3

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Short-term debt, including current portion of long-term debt	$869.0	$(751.2	)(g)	—		117.8
Accounts payable	659.2	67.4	(a)	—		726.6
Accrued liabilities	475.4	(1.6	)(a)	22.2	(e)	496.0
Current portion of postemployment benefit liability	61.2	—		—		61.2
Other current liabilities	159.5	(3.6	)(a)	11.4	(e)	167.3

Total Current Liabilities	2,224.3	(689.0)		33.6		1,568.9
Liabilities subject to compromise	5,464.0	(5,464.0	)(a)	—		—
Long-term debt	20.6	2,660.0	(g)	(163.0	)(e)	2,517.6
Postemployment benefits	948.0	(11.1	)(a)	—		936.9
Long-term portion of deferred income taxes	107.0	190.0	(a)	34.4	(e)	331.4
Other accrued liabilities	171.0	129.3	(a,d)	—		300.3
Minority interest in consolidated subsidiaries	43.3	—		44.2	(e)	87.5
Shareholders’ Equity (Deficit):
Series C ESOP preferred stock	28.0	—		(28.0	)(c)	—
Predecessor Company Common stock	449.3	—		(449.3	)(c)	—
Successor Company Common stock	—	1.0	(a)	—		1.0
Additional paid-in capital	2,203.5	2,070.6	(a,d)	(2,151.4	)(c)	2,122.7
Accumulated deficit	(4,194.0)	484.5	(a)	3,709.5	(c)	—
Accumulated other comprehensive income (loss)	127.8	(3.3	)(a)	(124.5	)(c)	—

Total Shareholders’ Equity (Deficit)	(1,385.4)	2,552.8		956.3		2,123.7

Total Liabilities and Shareholders’ Equity (Deficit)	$7,592.8	$(632.0)		$905.5		$7,866.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)	To record i) the discharge of liabilities subject to compromise; ii) payments and accruals required as part of the discharge of liabilities subject to compromise; iii) the transfer to the U.S. Asbestos Trust of collection rights under the asbestos insurance policies; iv) the current portion of notes receivable from the U.S. Asbestos Trust; v) the issuance of Successor Company common stock and warrants; and vi) the resulting gain on discharge of liabilities subject to compromise of $484.5 million, net of tax of $276.2 million.
(b)	To record the non-current portion of the $125 million loan note. Upon repayment of this note in January 2008, $40 million must be held in escrow pursuant to the Plan and will be available for the Company’s use upon termination of the escrow requirement expected at some point beyond 2008. This adjustment also includes the $15 million long-term portion of a settlement with one insurance carrier to reimburse the Company for pre-petition claims paid by the Predecessor Company.
(c)	To record the i) gain on fresh-start reporting adjustments; ii) cancellation of Predecessor Company Common Stock; iii) close out of remaining equity balances of the Predecessor in accordance with fresh-start reporting; and iv) the cancellation of Predecessor Company Series C ESOP Preferred stock.
(d)	Adjustment includes of the reclassification of $19.1 million from equity into a long-term liability related to the grant of stock options to José Maria Alapont as further discussed in Note 20 to the consolidated financial statements.
(e)	To adjust assets and liabilities to estimated fair value or other measurement as specified within FAS 141.
(f)	To eliminate the unamortized balance of indefinite-lived intangible assets of the Predecessor Company and record Successor Company indefinite-lived intangible assets, including reorganization value in excess of amounts allocated to identified tangible and intangible assets (Successor Company goodwill).
(g)	To record the elimination of debtor-in-possession financing and the issuance of various Successor Company debt instruments required to implement the Plan.

Liabilities Subject To Compromise

Liabilities subject to compromise include the following:

	Predecessor Company
	December 31
	2007	2006
	(Millions of Dollars)
Debt	$3,727.0	$4,053.5
Asbestos liabilities	1,389.3	1,391.7
Accounts payable	175.5	175.4
Company-obligated mandatorily redeemable securities	74.3	114.6
Interest payable	44.1	44.2
Environmental liabilities	27.0	26.7
Other accrued liabilities	26.8	7.3

Predecessor Company Balance, December 31	5,464.0	$5,813.4

Application of fresh-start reporting	(5,464.0)

Successor Company Balance, December 31	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Chapter 11 And U.K. Administration Related Reorganization Expenses

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Professional fees directly related to the filing	$72.8	$68.8	$76.9
Critical employee retention costs	7.9	12.3	13.1
Discharge of U.K. Administration fees & other costs	—	29.4	27.5
Interest income earned on restricted cash	—	(15.4)	—
Deutsche Bank break fee	—	—	20.7

	$80.7	$95.1	$138.2

4. RESTRUCTURING

The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the exit plan are not likely. In certain countries where the Company operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 months.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Predecessor Company reversed approximately $7 million, $5 million, and $3 million of previously recorded reserves in 2007, 2006 and 2005, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and result from actual costs at program completion being less than costs estimated at the commitment date. In most instances where final costs are lower than original estimates, the Predecessor Company experienced a higher rate of voluntary employee attrition than estimated as of the commitment dates resulting in lower severance costs.

Management expects to finance these restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets. These activities generally fall into one of the following categories:

1.	Closure of facilities and relocation of production – in connection with the Company’s strategy, certain operations have been closed and related production relocated to best cost geographies or to other locations with available capacity.

2.	Consolidation of administrative functions and standardization of manufacturing processes – as part of its productivity strategy, the Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

The following is a summary of the Predecessor Company’s consolidated restructuring reserves and related activity for 2007, 2006 and 2005. “PTE”, “PTSB”, “VSP”, “AP” and “GA” represent Powertrain Energy, Powertrain Sealing & Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket, respectively.

	Predecessor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)
Balance at January 1, 2005	$12.6	$9.9	$1.6	$1.9	$1.0	$0.9	$27.9
Provisions	10.1	5.7	0.9	9.8	3.3	3.7	33.5
Reversals	(1.2)	(0.6)	(0.4)	(0.6)	—	(0.5)	(3.3)
Payments	(7.9)	(7.4)	(1.1)	(0.4)	(1.6)	(3.9)	(22.3)
Reclassification to postemployment benefits	(2.0)	(4.7)	(0.1)	—	—	—	(6.8)
Foreign currency	(1.8)	(1.2)	—	(0.2)	0.1	0.4	(2.7)

Balance at December 31, 2005	9.8	1.7	0.9	10.5	2.8	0.6	26.3
Provisions	15.3	34.7	3.5	9.7	6.3	2.1	71.6
Reversals	(1.8)	(2.0)	(0.6)	(0.6)	(0.2)	—	(5.2)
Payments	(8.7)	(19.0)	(3.5)	(15.0)	(6.4)	(2.6)	(55.2)
Foreign currency	1.0	1.1	0.1	0.4	0.1	(0.1)	2.6

Balance at December 31, 2006	15.6	16.5	0.4	5.0	2.6	—	40.1
Provisions	14.9	22.0	3.9	4.0	7.1	3.0	54.9
Reversals	(2.2)	(1.2)	(0.3)	(3.1)	—	—	(6.8)
Payments	(19.3)	(33.5)	(2.7)	(5.6)	(5.1)	(0.5)	(66.7)
Reclassification to postemployment benefits	(4.1)	—	—	(0.3)	—	—	(4.4)
Foreign currency	1.2	0.5	0.1	—	0.1	0.1	2.0

Balance at December 31, 2007, Predecessor and Successor Company	$6.1	$4.3	$1.4	$—	$4.7	$2.6	$19.1

Activities under Global “Restructuring 2006” Program

In January 2006, the Predecessor Company announced a global restructuring plan (“Restructuring 2006”) as part of its global sustainable profitable growth strategy. From the inception of this program through December 31, 2007, the Predecessor Company has incurred expenses of $119.9 million under this program associated with the closures of its facilities located in Alpignano, Italy; Upton, United Kingdom; Malden, Missouri; Pontoise, France; Rochdale, United Kingdom; Slough, United Kingdom; St. Johns, Michigan; St. Louis, Missouri; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bretten, Germany. The Predecessor Company also transferred production with high labor content from its facilities in Nuremberg, Germany, Wiesbaden, Germany, and Orleans, France to existing facilities in best cost countries. The finalization of this program is expected to be completed in late 2008, will affect approximately 3 additional facilities, and will reduce the Company’s workforce by an additional 1%. Payments associated with this program are expected to continue into 2010. The Company continues to evaluate the individual components of this program, and will announce those components as plans are finalized.

Included in the summary table above, the payment activity and remaining reserves associated with activities executed under Restructuring 2006 are as follows:

	Predecessor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)
Balance of reserves at January 1, 2005	—	—	—	—	—	—	—
Provisions	4.2	—	1.3	9.7	3.3	—	18.5
Reversals	—	—	—	—	—	—	—
Payments	—	—	(0.6)	—	(1.4)	—	(2.0)
Foreign currency	0.3	—	—	—	—	—	0.3

Balance of reserves at December 31, 2005	4.5	—	0.7	9.7	1.9	—	16.8
Provisions	15.3	34.3	2.0	9.6	5.5	0.1	66.8
Reversals	(1.6)	(2.0)	(0.4)	(0.6)	(0.2)	—	(4.8)
Payments	(7.3)	(17.7)	(1.9)	(14.5)	(6.1)	(0.1)	(47.6)
Foreign currency	(0.1)	1.3	—	0.4	—	—	1.6

Balance of reserves at December 31, 2006	10.8	15.9	0.4	4.6	1.1	—	32.8
Provisions	13.3	22.0	0.8	4.0	3.4	2.6	46.1
Reversals	(2.2)	(1.2)	(0.2)	(3.1)	—	—	(6.7)
Payments	(17.8)	(33.5)	(0.7)	(5.5)	(4.0)	—	(61.5)
Foreign currency	1.2	0.6	—	—	0.2	—	2.0

Balance of reserves at December 31, 2007 Predecessor and Successor Company	$5.3	$3.8	$0.3	$—	$0.7	$2.6	$12.7

Significant components of charges related to Restructuring 2006 are as follows:

	Total Expected Costs	Prior to 2007	Incurred During 2007	Estimated Additional Charges
	(Millions of dollars)
Powertrain Energy	$33.6	$18.0	$11.1	$4.5
Powertrain Sealing & Bearings	58.0	32.2	20.8	5.0
Vehicle Safety and Protection	20.5	2.9	0.6	17.0
Automotive Products	20.7	18.8	0.9	1.0
Global Aftermarket	13.4	8.5	3.4	1.5
Corporate	3.7	0.1	2.6	1.0

Total	$149.9	$80.5	$39.4	$30.0

The Company expects to achieve annual cost savings of $125 million subsequent to completion of this restructuring program. However, the Company cannot provide any assurances that it will achieve these cost savings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Restructuring Activity and Programs

Significant restructuring activities for the year ended December 31, 2007

During 2007, the Predecessor Company reclassified certain restructuring reserves related to long-term pension arrangements from restructuring reserves to postemployment benefits. This reclassification was made as a result of the Predecessor Company’s continuous evaluation of its restructuring activities. The Predecessor Company’s evaluation determined that these amounts would be more appropriately classified as postemployment benefits.

In addition to the Restructuring 2006 program above, the Predecessor Company initiated several individual location restructuring programs. The details of activity during 2007 associated with these individual location programs are as follows:

Vehicle Safety and Protection

•

During 2007, the Predecessor Company announced the closure and relocation of its system protection facility in Exton, PA to other facilities with available capacity. The Predecessor Company recorded approximately $2.4 million of severance charges during the year and as of December 31, 2007; approximately $1.1 million is still outstanding related to this program. This restructuring is expected to be completed during 2008. Expected future cost savings associated with this activity are estimated to be approximately $4.1 million per year.

Global Aftermarket

•

The Predecessor Company commenced a restructuring of its Global Aftermarket sales and marketing functions designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. Accordingly, a charge of approximately $3 million related to these activities was recorded and is outstanding as of December 31, 2007. Expected savings associated with the project are estimated to be approximately $4.3 million per year. Payments related to this program are expected to continue into 2008.

There were no significant restructuring activities during the year ended December 31, 2006 other than the Restructuring 2006 program.

Significant restructuring activities for the year ended December 31, 2005

The Predecessor Company reclassified certain restructuring reserves related to German early retirement (“ATZ”) programs from restructuring reserves to postemployment benefits during 2005. This reclassification was made in anticipation of the Emerging Issues Task Force (“EITF”) No. 05-05. This EITF recommends that certain charges related to German ATZ programs be recorded as Postemployment Benefits.

In addition to the Restructuring 2006 program above, the Predecessor Company had previously initiated several individual location restructuring programs. The details of activity during 2005 associated with these individual location programs are as follows:

Powertrain Energy

•

Severance charges of approximately $3 million were recorded relating to the previously announced closure of the Predecessor Company’s piston manufacturing facility in LaGrange, GA. Production at the facility was transferred to existing manufacturing facilities with available capacity or with lower manufacturing costs in China, Mexico and the United States. These charges are in addition to the approximately $1 million in charges recorded in 2004. During 2005, payments of $3 million were made

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to this project resulting in a remaining reserve of approximately $1 million as of December 31, 2005. Expected savings associated with the project are estimated to be approximately $6 million per year. Activities and associated payments related to this program were completed in 2006.

•

During 2005, the Predecessor Company announced the closure and relocation of its piston facility in Roodeport, South Africa to other facilities with available capacity. This restructuring activity was completed during the fourth quarter of 2005. Related employee severance costs of approximately $2 million were charged and paid during the year ended December 31, 2005. Accordingly, the Predecessor Company had no remaining reserves related to this activity as of December 31, 2005. Expected future cost savings associated with this activity are estimated to be approximately $2 million per year.

Powertrain Sealing & Bearings

•

The Predecessor Company’s North American engine bearing operations recorded restructuring charges of approximately $4 million related to their programs to transfer certain low volume production with high labor content to best cost geographies, specifically Mexico. Payments of approximately $3 million and $1 million were recorded during the years ended December 31, 2005 and 2006, respectively. There were no remaining reserves associated with this project as of December 31, 2006. Expected savings associated with the project are estimated to be approximately $7 million per year.

Corporate

•

The Predecessor Company recorded severance charges of approximately $3 million related to the consolidation of certain Information Systems functions. Payments of approximately $2 million were made against this reserve. Remaining reserves as of December 31, 2005 were paid during the first quarter of 2006. This restructuring activity was executed as part of a larger initiative to migrate the Predecessor Company’s legacy systems to a common global ERP platform.

5. ADJUSTMENT OF LONG-LIVED TANGIBLE ASSETS TO ESTIMATED FAIR VALUE

The Company recorded impairment charges of $36.1 million, $45.9 million, and $75.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, to adjust long-lived tangible assets to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The charges by reporting segment are as follows:

	Predecessor
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Powertrain Energy	$0.4	$10.7	$41.4
Powertrain Sealing & Bearings	(0.6)	27.4	5.1
Vehicle Safety and Protection	27.8	9.9	9.1
Automotive Products	4.6	1.1	19.5
Global Aftermarket	1.6	—	—
Corporate	2.3	—	—
Other	—	(3.2)	—

	$36.1	$45.9	$75.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007 Impairments

Powertrain Sealing & Bearings:

•

The Predecessor Company recorded impairment charges of $3.3 million related to the identification of certain Powertrain Sealing & Bearings facilities where the Predecessor Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated an impairment was necessary. In addition, the Predecessor Company’s ability to remediate an asset retirement obligation at a cost below the original estimate resulted in the reversal of the excess reserve through impairment where such reserves were originally recorded.

Vehicle Safety and Protection:

•

The Predecessor Company recorded impairment charges in the amount of $24.8 million related to one U.S. Friction location as an announced reduction in OEM purchase volumes by one of the Company’s customers resulted in a re-evaluation of the expected future cash flows of this operation as compared to the current carrying value of property, plant and equipment.

Automotive Products:

•

The Predecessor Company, during 2007, recorded impairment charges of $3.2 million related to certain Automotive Products operating locations primarily as a result of reduced volumes resulting in a revaluation of expected future cash flows of these operations as compared to the current carrying value of the plant, machinery and equipment.

2006 Impairments

Powertrain Energy:

•

The Predecessor Company, during 2006, announced the closure of its Malden, Missouri manufacturing facility. As a result of this closure, the book values associated with building and production equipment has been assessed in relation to their estimated net realizable values, and impairment charges of approximately $7.1 million were recorded.

•

The Predecessor Company recorded impairment charges of $3.1 million related to other Powertrain Energy operating locations, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the current carrying value of property, plant and equipment.

Powertrain Sealing & Bearings:

•

The Predecessor Company, during 2006, announced the closure of its St. Johns, Michigan manufacturing facility. As a result of this closure, the book values associated with building and production equipment has been assessed in relation to their estimated net realizable values, and impairment charges of approximately $3.4 million were recorded.

•

The Predecessor Company recorded impairment charges of $7.9 million related to the identification of an operating facility that the Predecessor Company closed as part of its ongoing restructuring efforts. In addition, the Predecessor Company recorded $16.1 million of impairment charges related to assets at certain Sealing System operating facilities where the Predecessor Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated an impairment was necessary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Vehicle Safety and Protection:

•

The Predecessor Company recorded impairment charges in the amount of $9.1 million related to three of its Friction locations. Buildings and production equipment at these locations had previously been impaired in connection with the closure and anticipated sale of the facilities. After a revaluation of the estimated fair values at these locations, additional impairment charges were deemed appropriate as of December 31, 2006.

•

The Predecessor Company recorded other impairment charges of $0.8 million related to certain Friction operating locations, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the current carrying value of property, plant and equipment.

2005 Impairments

Powertrain Energy:

•

The total charge of $41.4 million during 2005 includes $31.6 million to write down property, plant and equipment related to the Company’s Powertrain Energy transmission operations in France. This operation is comprised of four facilities that manufacture transmission and gear components primarily for sale to OEM customers. These businesses were first impaired in 2004 due to manufacturing inefficiencies and difficulties in product commercialization, leading to insufficient future cash flows to support the carrying value of fixed assets at that time. Due to declines in cash flows at a rate exceeding 2004 projections, an additional impairment was required as of December 31, 2005.

•

The Predecessor Company also recorded $7.9 million in impairment charges for two camshaft operations located in the United Kingdom. The impairments reflect a revaluation of future expected cash flows primarily due to anticipated lower volumes for these facilities.

Powertrain Sealing & Bearings:

•

The Powertrain Sealing & Bearings segment recorded an impairment of $5.1 million at its Bretten, Germany location relating entirely to the building. This impairment was determined by the expected future cash flows of these facilities as compared to the carrying value of property, plant and equipment.

Vehicle Safety and Protection:

•

The Predecessor Company announced the closure of its Scottsville, KY brake lining facility, with the transfer of associated production to other facilities in Glasgow, KY; Winchester, VA; and Smithville, TN. The Scottsville facility also served as a distribution point for heavy duty blocks and linings to the Aftermarket. This activity will be transferred to the Smyrna, TN Aftermarket distribution facility. As a result of these actions, the buildings and associated production equipment have been impaired by a total of $7.9 million to their estimated realizable values.

Automotive Products:

•

The Predecessor Company recorded an impairment charge of $9.5 million for the impairment of assets in Century, Missouri, a foundry and machining brake location. This impairment is due to other than temporary declines in sales volumes and profitability at this facility.

•

The Predecessor Company recorded a charge of $6.1 million for the impairment of assets of the Upton, U.K. Aftermarket spark plug manufacturing operation. The Predecessor Company announced the closure of its Upton facility during December 2005 in an effort to reduce excess capacity and consolidate locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. OTHER INCOME, NET

The specific components of “other income, net” are provided in the following table:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Amortization of intangible assets	$(18.9)	$(17.7)	$(17.5)
Foreign currency exchange	8.8	4.0	(12.1)
Minority interest in consolidated subsidiaries	4.2	(0.8)	(3.2)
Royalty income	2.9	3.6	6.8
Accounts receivable discount expense	(7.9)	(4.2)	(3.7)
Gain on sale of assets	15.3	13.0	24.9
Gain (loss) on sale of businesses	8.2	3.8	(0.9)
Other	9.4	8.5	29.6

	$22.0	$10.2	$23.9

7. FINANCIAL INSTRUMENTS

Foreign Currency Risk

The Company is subject to the risk of changes in foreign currency exchange rates due to its global operations. The Company manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and distributes its products. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The effect of changes in the estimated fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during 2007, 2006 and 2005. The Company had a notional value of approximately $5 million of foreign currency hedge contracts outstanding at December 31, 2007. The Predecessor Company had no foreign currency hedge contracts outstanding at December 31, 2006.

Interest Rate Risk

In February 2008, the Company entered into a series of five year interest rate swap agreements with a total notional value of $850 million to hedge the variability of interest payments associated with its variable-rate loans under the Exit Facilities. Through these swap agreements, the Company has fixed its interest rate at an average interest rate of approximately 5.48% on the hedged principle amount of $850 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s Exit Facilities that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commodity Price Risk

The Company is dependent upon the supply of certain raw materials in its production processes; these raw materials are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future.

At December 31, 2006, the Predecessor Company had 54 commodity price hedge contracts outstanding that were not designated as accounting hedge contracts, with a combined notional value of $55 million and a fair value liability of approximately $3 million. During 2006 and through March 31, 2007, the Predecessor Company recognized all changes in fair value of these hedges in current earnings, resulting in unrealized gains of approximately $10 million recorded to “other income, net” for the three months ended March 31, 2007. Effective April 1, 2007, the Predecessor Company completed the required evaluation and documentation to designate the majority of such contracts as cash flow hedges.

The Company had 211 commodity price hedge contracts outstanding with a combined notional value of $139 million at December 31, 2007 that were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $9 million were recorded to other comprehensive income as of December 31, 2007. Hedge ineffectiveness of less than $1 million, determined using the hypothetical derivative methodology, was recorded within “other income, net” for the year-ended December 31, 2007. As a result of fresh-start reporting, the cumulative net losses previously recorded to accumulated other comprehensive income (loss) have been eliminated from equity and will not impact future periods.

Other

For derivatives designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material effect on operations for 2007 or 2005. No fair value hedges or cash flow hedges were re-designated or discontinued during 2007, 2006 or 2005. Derivative gains and losses included in other comprehensive income for the effective hedges were reclassified into operations at the time forecasted transactions are recognized. Such amounts were not material in 2007 or 2005.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global automotive manufacturer and a large number of distributors and installers of automotive aftermarket parts. The Company’s credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions help to mitigate credit risk concentration. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. Where

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the measurement objective specifically requires the use of “fair value”, the Company has adopted the provisions of SFAS 157 related to financial assets and financial liabilities as of December 31, 2007 in connection with its fresh-start reporting.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

a.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

b.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost)

c.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The Company remeasured its financial assets and financial liabilities as of December 31, 2007 as required by SOP 90-7 using the guidance for measurement found in SFAS 141. The gains and losses related to these fair value adjustments were recorded within the statement of operations of the Predecessor Company. Financial assets and liabilities remeasured at fair value in conjunction with fresh-start reporting are set forth in the table below.

	Frequency	Asset / (Liability)	Level 1	Level 2	Level 3	Valuation Technique
		(In millions of dollars)
Derivative financial instruments	Recurring	$(10.7)	$—	$(10.7)	$—	C
Equity method investments	Non-recurring	323.6	—	—	323.6	C
Long term debt	Non-recurring	(2,517.6)	—	(2,517.6)	—	A

8. INVENTORY

Prior to emerging from bankruptcy, the Predecessor Company valued inventory on a LIFO basis for specific U.S. subsidiaries based upon the use of such valuation methodology at the time those subsidiaries were acquired. Upon emergence from Bankruptcy, the Successor Company adopted the FIFO inventory valuation methodology as its accounting policy for all inventory. As a result, the Predecessor Company LIFO reserves have been eliminated through fresh-start reporting.

The Predecessor Company cost determined by the last-in, first-out (“LIFO”) method was used for 40% and 45% of the inventory at December 31, 2007 and 2006, respectively. The remaining inventories were recorded using the first-in, first-out (“FIFO”) method. If all inventories had been valued at current cost, amounts reported, prior

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to fresh-start reporting, would have been increased by $76.8 million and $78.5 million as of December 31, 2007 and 2006, respectively. The carrying value of inventories has also been reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers decreased the Predecessor Company’s net loss by $1.7 million in 2007.

In connection with fresh-start reporting, inventory balances as of December 31, 2007 were increased by approximately $68 million in accordance with SFAS No. 141 using the following valuation methodology:

1)	finished goods have been valued at estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the Successor Company;

2)	work in process has been valued at the estimated selling prices of finished goods less the sum of (a) costs to complete, (b) costs of disposal and (c) a reasonable profit allowance for the completing and selling effort of the Successor Company; and

3)	raw materials have been valued at current replacement cost.

After consideration of the December 31, 2007 fresh-start reporting adjustment above, inventories consisted of the following:

	Successor	Predecessor
	December 31
	2007	2006
	(Millions of Dollars)
Raw materials	$202.2	$170.4
Work-in-process	180.9	164.0
Finished products	691.2	624.5

	1,074.3	958.9
Valuation reserves	—	(66.3)

	$1,074.3	$892.6

As a result of fresh-start reporting, the Successor Company’s gross margin on the subsequent sale of inventory on hand at December 31, 2007 will be significantly reduced. Given the Company’s historical inventory turnover rates, the Company expects the $68 million adjustment to negatively impact its gross margin most significantly during the first quarter of 2008, with additional impacts during the remainder of 2008.

9. PROPERTY, PLANT AND EQUIPMENT

Upon the adoption of fresh-start reporting, property, plant and equipment carrying values were stated at current replacement cost as of December 31, 2007, unless the expected future use of the assets indicated a lower value as appropriate. In addition, accumulated depreciation was reset to zero. The values assigned to the property, plant and equipment upon the adoption of fresh-start reporting are preliminary and represent the Company’s best estimates of replacement costs based upon valuations considering both internal and external factors. Depreciation expense for the years ended December 31, 2007, 2006 and 2005, was $319.1 million, $295.9 million and $310.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment consisted of the following:

		Successor		Predecessor
	Useful Life	December 31 2007	Useful Life	December 31 2006
		(In millions)		(In millions)
Land	—	$304.2	—	$132.0
Buildings and building improvements	24 - 40 years	362.3	24 - 40 years	556.6
Machinery and equipment	2 - 12 years	1,395.3	3 - 12 years	3,238.1

		2,061.8		3,926.7
Accumulated depreciation		—		(1,848.1)

		$2,061.8		$2,078.6

The Company leases property and equipment used in their operations. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows (in millions of dollars):

2008	$37.8
2009	30.5
2010	26.9
2011	17.1
2012	14.1
Thereafter	38.3

$164.7

Total rental expense for continuing operations under operating leases for the years ended December 31, 2007, 2006 and 2005 was $54.1 million, $52.5 million and $48.3 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

10.    GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2007 and 2006, goodwill and other intangible assets consist of the following:

	Successor Company			Predecessor Company
	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-lived Intangible Assets
Developed technology	$140.0	$—	$140.0	$375.2	$(142.5)	$232.7
Customer relationships	170.0	—	170.0	—	—	—
Other	—	—	—	56.4	(34.8)	21.6

	$310.0	$—	$310.0	$431.6	$(177.3)	$254.3

Goodwill and Indefinite-lived Intangible Assets
Goodwill			$1,544.0			$1,036.2
Trademarks and brand names			308.0			169.1

			$1,852.0			$1,205.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Predecessor Company

The Predecessor Company evaluated its recorded goodwill for impairment annually as of October 1 and in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. As a result of its annual assessment, the Predecessor Company recorded impairment charges of $25.2 million and $46.4 million for the years ended December 31, 2007 and 2005, respectively. There were no impairment charges recorded for intangible assets during 2006. The recorded impairment charges by reporting segment are as follows:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Powertrain Energy	$25.2	$—	$—
Powertrain Sealing & Bearings	—	—	46.4
Vehicle Safety and Protection	—	—	—
Automotive Products	—	—	—
Global Aftermarket	—	—	—

	$25.2	$—	$46.4

The Predecessor Company’s 2007 impairment charge in the Global Pistons operating unit of the Powertrain Energy Reporting Segment was required to adjust the carrying value of goodwill to estimated fair value for the period ended December 31, 2007. The estimated fair value of the operating unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2007 impairment charge is primarily attributable to significant increases in forecasted future capital expenditures to keep pace with current technological product requirements, without a corresponding increase in product profitability.

The Predecessor Company’s 2005 impairment charge in the Global Bearings operating unit of the Powertrain Sealing and Bearings segment was required to adjust the carrying value of goodwill to estimated fair value for the period ended December 31, 2005. The estimated fair value of the operating unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2005 impairment charge was attributable to price reduction pressure, high steel prices and an asset intensive operation.

Successor Company

As a result of applying fresh-start reporting, the Company adjusted the net carrying amount of goodwill as of December 31, 2007 to record the elimination of $1,037.3 million of the Predecessor’s goodwill and the establishment of $1,544.0 million of the Successor’s goodwill. The values assigned to identified intangible assets and goodwill are preliminary as the Company has not yet completed its valuation and allocation processes. The Company expects to complete the valuation and allocation process within the upcoming months. The preliminary amount recorded as goodwill represents the excess of reorganization value over amounts attributable to specific tangible and intangible assets, including developed technology and customer relationships.

The Company has preliminarily assigned $140.0 million to technology, including value for patented and unpatented proprietary know-how and expertise as embodied in the processes, specifications and testing of products. The value assigned is based on the relief-from-royalty method which applies a fair royalty rate for the technology group to forecasted revenue. Royalty rates were determined based on discussions with management

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and a review of royalty data for similar or comparable technologies. The preliminary amortization periods of between 8 and 14 years are based on the expected useful lives of the products or product families for which the technology relate.

The Company has preliminarily assigned $170.0 million to its OE customer relationships based on the propensity of these customers to continue to generate predictable future recurring revenue and income. The value was based on the present value of the future earnings attributable to the intangible assets after recognition of required returns to other contributory assets. The preliminary amortization periods of between 1 and 8 years are based on the expected cash flows and historical attrition rates.

Aftermarket products are sold to a wide range of wholesalers, retailers and installers as replacement parts for vehicles in current production and for older vehicles. For its aftermarket customers, the Company generally establishes product line arrangements that encompass all products offered within a particular product line. These are typically open-ended arrangements that are subject to termination by either the Company or the customer at any time. The generation of repeat business from any one aftermarket customer depends upon numerous factors, including but not limited to the speed and accuracy of order fulfillment, the availability of a full range of product, brand recognition, and market responsive pricing adjustments. Predictable recurring revenue is generally not heavily based upon prior relationship experience. As such, the identification of revenue streams attributable to customer relationships is more difficult. As a result, the Company has not yet determined the value, if any, to be assigned to its aftermarket customer relationships. The Company expects to complete this evaluation process within the upcoming months.

The preliminary values assigned to identifiable intangible assets upon the adoption of fresh-start reporting represent the Company’s best estimates of fair value based upon internal and external valuations. If these values were to be considered final, the Company’s ongoing amortization expense for its definite-lived intangible assets for each of the upcoming years would be as follows (in millions of dollars):

2008	$64.2
2009	36.2
2010	36.2
2011	30.5
2012	30.5
Thereafter	112.4

$310.0

The Company evaluated the criteria defined by the American Institute of Certified Public Accountants practice aid entitled Assets Acquired in a Business Combination to be Used in Research and Development Activities. The criterion included control, economic benefit, measurability, no alternative future use and substance. As a result of this evaluation, the Company concluded that there were no significant research and development activities to which value should be assigned in connection with fresh-start reporting.

The Company has identified several trade names which are considered valuable intangible assets because of their potential to generate sales and income. As part of fresh start reporting, value was assigned to each trade name based on its earnings potential or relief from costs associated with licensing the trade names. As the Company expects to continue using each trade name indefinitely with respect to the related product lines, the trade names have been assigned an indefinite life and will be tested annually for impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 18 non-consolidated affiliates, which are located in Italy, Germany, the United Kingdom, Turkey, China, Korea, India, Japan, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $324 million and $187 million at December 31, 2007 and 2006, respectively, and is included in the consolidated balance sheets as “other noncurrent assets.” Upon the adoption of fresh-start reporting, the Company’s investments in non-consolidated affiliates were adjusted to estimated fair value, resulting in an increase to the recorded investments of approximately $148 million. These estimated fair values were determined based upon internal and external valuations considered various relevant market rates and transactions, and discounted cash flow valuation methods, among other factors, as further described in Note 3 above.

The Predecessor Company’s equity in the earnings of non-consolidated affiliates amounted to approximately $38 million, $33 million and $38 million for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007 these entities generated sales of approximately $702 million, net income of approximately $86 million and at December 31, 2007 had total net assets of approximately $383 million. Dividends received from non-consolidated affiliates by the Predecessor Company for the periods ended December 31, 2007, 2006 and 2005 were $56 million, $16 million and $22 million, respectively. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners, to original equipment and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2007, the total amount of the contingent guarantee, were all triggering events to occur, approximated $58 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141, Business Combinations.

If this put option were exercised at its estimated current fair value, such exercise could have a material effect on the Company’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such arrangements on the future liquidity position of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	Successor	Predecessor
	December 31
	2007	2006
	(Millions of Dollars)
Accrued compensation	$224.4	$215.1
Accrued rebates	93.6	82.1
Accrued income taxes	48.5	5.1
Accrued Chapter 11 and U.K. Administration expenses	35.3	29.3
Accrued professional services	22.8	17.7
Non-income tax payable	21.2	7.9
Accrued product returns	20.0	20.4
Restructuring reserves	19.1	40.1
Accrued warranty	11.1	17.3

Total current accrued liabilities	$496.0	$435.0

13. DEBT

In connection with the consummation of the Plan, on the Effective Date, the Company entered into a Tranche A Term Loan Agreement (the “Tranche A Facility Agreement”). The Tranche A Facility Agreement provided for a $1,334.6 million term loan issued on the Effective Date to satisfy in part the obligations owed under the Prepetition Credit Agreement and certain other prepetition surety-related obligations. On December 27, 2007, the Company notified the administrative agent under the Tranche A Facility Agreement of the Company’s intent to repay the Tranche A term loan during January 2008. On January 3, 2008, the Tranche A term loan was repaid in full. As such, the Company believes that significant terms of the Tranche A Facility Agreement, including interest rates and maturity dates, are not meaningful to investors or shareholders as the Tranche A term loan was repaid in full prior to the issuance of this annual report.

On the Effective Date, the Company, as the issuer, entered into an Indenture (the “Indenture”) relating to the issuance of approximately $305 million in senior subordinated third priority payment-in-kind notes (the “PIK Notes”, referred to together with the Tranche A Facility Agreement as the “Repaid Instruments”). The PIK Notes were issued in order to satisfy in part the obligations under the Prepetition Credit Agreement and certain other prepetition surety-related obligations. On December 28, 2007, the Company gave its notice of intent to redeem the PIK Notes, in full, during January 2008 at a price equal to their redemption price. On January 3, 2008, the PIK Notes were redeemed in full. As such, the Company believes that significant terms of the Indenture and the PIK Notes, including interest rates and maturity dates, are not meaningful to investors or shareholders as the PIK Notes were repaid in full prior to the issuance of this annual report.

Also on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to sixty days after the Effective Date, have been fully drawn as described below. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession (“DIP”) credit agreement of approximately $34.3 million, and existing letters of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

credit issued under the Prepetition Credit Facility of approximately $39.4 million, were rolled over as letters of credit under the Exit Facilities.

The obligations under the revolving credit facility shall mature six years after the Effective Date and shall bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR”, defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans shall mature seven years after the Effective Date and the tranche C term loans shall mature eight years after the Effective Date; provided, however, that in each case, such maturity may be shortened to six years after the Effective Date under certain circumstances. In addition, the tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011 or the fourth anniversary of the Effective Date. All Exit Facilities term loans shall bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $5 million.

On January 3, 2008, the Company drew an additional $2,082 million under its Exit Facilities, of which $1,642 was used by the Company to repay the Repaid Instruments and interest thereon, both as discussed above. Given that the Company intended to finance the Repaid Instruments on a long-term basis, commitments for such long-term financing existed as of December 31, 2007 and that such intent was achieved with the refinancing of the Repaid Instruments with long-term borrowings under the Exit Facilities, each of the Repaid Instruments were classified as long-term in the Company’s balance sheet as of December 31, 2007.

In February 2008, the Company entered into a series of five year interest rate swap agreements with a total notional value of $850 million to hedge the variability of interest payments associated with its variable-rate Exit Facilities. Through these swap agreements, the Company has fixed its interest rate at an average interest rate of approximately 5.48% on the hedged principle amount of $850 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment.

The Exit Facilities were initially negotiated by the Predecessor Company and certain of the Plan Proponents, reaching agreement on the majority of significant terms of the Exit Facilities in early 2007. Between the time the terms were agreed in early 2007 and the Effective Date, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company has estimated a fair value adjustment of $163 million for the available borrowings under the Exit Facilities. This estimated fair value has been recorded within the fresh-start reporting adjustments, and will be amortized as interest expense over the terms of each of the underlying components of the Exit Facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt not subject to compromise under the Plan consisted of the following:

	Successor	Predecessor
	December 31
	2007	2006
	(Millions of Dollars)
Exit Facilities:
Revolver	$151.0	$—
Tranche C term loan	878.0	—
Tranche A term loan	1,334.6	—
Senior subordinated third priority secured notes	305.2	—
Debtor-in-possession credit facility	—	371.1
Debt discount	(163.0)	—
Other debt, primarily foreign instruments	129.6	137.7

	2,635.4	508.8
Less: short-term debt, including current maturities of long-term debt	(117.8)	(482.1)

Total long-term debt	$2,517.6	$26.7

The obligations of the Company under the Exit Facilities are guaranteed by substantially all of the domestic subsidiaries and certain foreign subsidiaries of the Company, and are secured by substantially all personal property and certain real property of the Company and such guarantors, subject to certain limitations. The liens granted to secure these obligations and certain cash management and hedging obligations have first priority.

The Exit Facilities contain some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates and v) dividends and other payments in respect of capital stock.

The total commitment and amounts outstanding on the revolving credit facility and the Predecessor Company’s amended debtor-in-possession credit facility are as follows:

	Successor	Predecessor
	December 31
	2007	2006
	(Millions of Dollars)
Contractual commitment:
Revolving credit facility	$540.0	$500.0
Debtor in possession term loan facility	—	275.0

Current Contractual commitment	$540.0	$775.0

Outstanding:
Revolving credit facility	$151.0	$96.1
Debtor in possession term loan facility	—	275.0
Letters of credit	73.7	24.5

Total outstanding	$224.7	$395.6

Borrowing Base on Revolving credit facility
Current borrowings	151.0	96.1
Letters of credit	73.7	24.5
Available to borrow	315.3	353.6

Total borrowing base	$540.0	$474.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Exit Facilities, the Company had $73.7 million of letters of credit outstanding at December 31, 2007. The Predecessor Company had $75.5 million of letters of credit outstanding under its DIP credit facility, and pre-petition credit facility as of December 31, 2006. To the extent letters of credit associated with the Exit Facilities are issued, there is a corresponding decrease in borrowings available under the revolving credit facility.

The Company has the following contractual debt obligations outstanding at December 31, 2007:

Maturities of Long-Term Borrowings	Debt
(Millions of Dollars)
2008	$8.8
2009	11.9
2010	11.3
2011	19.0
2012	8.9
Thereafter	2,629.5

Total	$2,689.4

The weighted average interest rate for short-term debt was approximately 7.9% and 7.4% as of December 31, 2007 and 2006, respectively. Interest paid in 2007, 2006 and 2005 was $216.5 million, $246.5 million and $155.4 million, respectively.

14.    PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. The Company funds the Pension Benefits based on the funding requirements of federal and international laws and regulations in advance of benefit payments and the Other Benefits as benefits are provided to participating employees.

In connection with the Company’s emergence from Chapter 11, unrecognized gains and losses included in accumulated other comprehensive loss as of December 31 for the Predecessor Company and the Successor Company are as follows:

	Predecessor Company
	Pension Benefits
	United States		International		Other Benefits
	2007	2006	2007	2006	2007	2006
	(Millions of Dollars)
Net actuarial loss	$127.8	$162.9	$14.1	$34.0	$221.3	$230.9
Prior service cost (credit)	29.7	36.1	0.5	0.4	(110.2)	(36.9)

Total Predecessor Company	157.5	$199.0	14.6	$34.4	111.1	$194.0

Fresh-start reporting adjustments	(157.5)		(14.6)		(111.1)

Total Successor Company	$—		$—		$—

Accordingly, the net periodic benefit cost for the year ending December 31, 2008 will not contain amortization related to the net actuarial loss and prior service cost and credit formerly included in the accumulated other comprehensive loss of the Predecessor Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.K. Pension Plans

As of December 31, 2006, the Predecessor Company recorded a settlement charge equal to $500.4 million in the Consolidated Statements of Operations. This charge relates to the obligations of its two U.K. pension plans and settled as per the terms set forth in the company voluntary arrangements (“CVAs”), which became effective October 11, 2006. Accordingly, all amounts associated with the U.K. pension plans were removed from the Predecessor Company’s balance sheet in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

The measurement date for all defined benefit plans is December 31. The year end status of the plans is as follows:

	Predecessor Company
	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2007	2006	2007	2006	2007	2006
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,043.8	$1,032.6	$316.2	$3,193.0	$610.4	$579.0
Service cost	25.6	27.3	7.1	7.5	2.2	2.0
Interest cost	60.0	58.0	16.3	123.7	31.5	32.9
Employee contributions	—	—	0.1	0.2	2.0	1.4
Benefits paid	(71.4)	(72.1)	(21.4)	(122.4)	(51.7)	(48.9)
Medicare subsidies received	—	—	—	—	4.6	3.5
Curtailment	(11.1)	—	(1.4)	(5.1)	—	—
Settlements	—	(0.1)	(8.9)	(3,084.0)	—	—
Plan amendments	—	1.7	—	—	(85.7)	—
Actuarial losses (gains) and changes in actuarial assumptions	(41.1)	(3.6)	(32.7)	(78.4)	6.4	44.1
Net transfer in	—	—	38.1	—	—	—
Currency translation adjustment	—	—	34.9	281.7	3.1	(3.6)

Benefit obligation at end of year, Predecessor		$1,043.8		$316.2		$610.4

Benefit obligation at end of year, Successor	$1,005.8		$348.3		$522.8

Change in plan assets:
Fair value of plan assets at beginning of year	$839.8	$726.7	$20.2	$1,835.1	$—	$—
Actual return on plan assets	48.3	104.9	2.7	22.5	—	—
Company contributions	90.4	80.3	21.7	525.9	45.1	44.0
Benefits paid	(71.4)	(72.1)	(21.4)	(122.4)	(51.7)	(48.9)
Medicare subsidies received	—	—	—	—	4.6	3.5
Plan curtailments	—	—	—	(2.1)	—	—
Plan settlements	—	—	(7.7)	(2,396.4)	—	—
Employee contributions	—	—	0.1	0.2	2.0	1.4
Net transfer in	—	—	24.1	—	—	—
Currency translation adjustment	—	—	2.5	157.4	—	—

Fair value of plan assets at end of year, Predecessor		$839.8		$20.2		$—

Fair value of plan assets at end of year, Successor	$907.1		$42.2		$—

Funded status of the plan	$(98.7)	$(204.0)	$(306.1)	$(296.0)	$(522.8)	$(610.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2007	2006	2007	2006	2007	2006
	(Millions of Dollars)
Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$—	$—	$3.0	$2.5	$—	$—
Current liabilities	(2.8)	(3.3)	(15.6)	(15.3)	(42.7)	(49.3)
Noncurrent liabilities	(95.9)	(200.7)	(293.5)	(283.2)	(480.1)	(561.1)

Net amount recognized	$(98.7)	$(204.0)	$(306.1)	$(296.0)	$(522.8)	$(610.4)

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2007	2006	2007	2006	2007	2006
	(Millions of Dollars)
Projected benefit obligation	$1,005.8	$1,043.8	$342.2	$314.7	$522.8	$610.4
Fair value of plan assets	907.1	839.8	33.2	16.2	—	—

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		International Plans
	Successor	Predecessor	Successor	Predecessor
	2007	2006	2007	2006
	(Millions of Dollars)
Projected benefit obligation	$1,005.8	$1,043.8	$311.0	$301.7
Accumulated benefit obligation	995.7	1,027.6	302.4	293.6
Fair value of plan assets	907.1	839.8	8.4	4.8

The accumulated benefit obligation for all pension plans is $1,326.2 million and $1,331.8 million for the years ended December 31, 2007 and 2006 respectively.

Components of net periodic benefit cost for the years ended December 31:

	Predecessor Company
	Pension Benefits
	United States Plans			International Plans			Other Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(Millions of Dollars)
Service cost	$25.6	$27.3	$27.6	$7.1	$7.5	$8.1	$2.2	$2.0	$2.0
Interest cost	60.0	58.0	57.0	16.3	123.7	162.3	31.5	32.9	31.4
Expected return on plan assets	(72.3)	(62.2)	(58.3)	(2.3)	(94.8)	(120.7)	—	—	—
Amortization of actuarial losses	18.0	27.3	25.4	2.6	90.6	103.9	19.0	15.0	9.5
Amortization of prior service cost (credit)	6.5	6.3	7.5	0.1	—	—	(12.3)	(4.1)	(4.1)
Settlement loss – U.K. plans	—	—	—	—	500.4	—	—	—	—
Settlement and curtailment (gain)/loss	—	0.5	2.0	(1.5)	(1.0)	(0.2)	—	—	—

Net periodic cost	$37.8	$57.2	$61.2	$22.3	$626.4	$153.4	$40.4	$45.8	$38.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	2007	2006	2007	2006	2007	2006
Discount rate	6.25%	5.85%	5.50-8.25%	4.50-8.00%	6.20%	5.85%
Expected return on plan assets	8.50%	8.50%	4.00-10.00%	4.50-8.75%	—	—
Rate of compensation increase	3.70%	3.70%	2.00-7.00%	2.00-4.50%	—	—

Weighted-average assumptions used to net periodic benefit cost for the years ended December 31:

	Predecessor Company
	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2007	2006	2007	2006	2007	2006
Discount rate	5.85%	5.63%	4.50-8.00%	4.00-4.75%	5.85%	5.63%
Expected return on plan assets	8.50%	8.50%	4.50-8.75%	4.75-6.50%	—	—
Rate of compensation increase	3.70%	4.10%	2.00-3.80%	2.00-3.80%	—	—

The Company evaluates its discount rate assumption annually as of December 31 for each of its retirement-related benefit plans based upon the yield of high quality, fixed-income debt instruments.

The Company’s expected return on plan assets is evaluated annually based upon a detailed study which includes a review of anticipated future long-term performance of individual asset classes, and consideration of the appropriate asset allocation strategy to provide for the timing and amount of benefits included in the projected benefit obligation. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term prospective rate.

The assumed health care cost trend rate used to measure next year’s postretirement healthcare benefits is as follows:

	Successor	Predecessor
	Other Benefits
	2007	2006
Health care cost trend rate	8.25%	9.5%
Ultimate health care trend rate	5.0%	5.0%
Year ultimate health care trend rate reached	2013	2012

The assumed health care trend rate has a significant impact on the amounts reported for Other Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 basis point (bp) increase in health care trend rate	$1.8	$27.6
100 bp decrease in health care trend rate	(1.6)	(25.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the sensitivity to a change in certain assumptions for Pension Benefits Obligations (“PBO”), Other Benefits and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s 2008 funding requirements.

	Pension Benefits
	United States Plans			International Plans			Other Benefits
	Change in 2008 pension expense	Change in PBO	Change in accumulated OCL	Change in 2008 pension expense	Change in PBO	Change in accumulated OCL	Change in 2008 expense	Change in PBO
	(Millions of dollars)
25 bp decrease in discount rate	$(0.4)	$23.6	$(23.6)	$0.1	$9.0	$(9.0)	$(0.4)	$11.7
25 bp increase in discount rate	0.3	(23.0)	23.0	(0.1)	(8.8)	8.8	0.4	(11.7)
25 bp decrease in rate of return on assets	2.2	—	—	0.1	—	—	—	—
25 bp increase in rate of return on assets	(2.2)	—	—	(0.1)	—	—	—	—

The Company’s and the Predecessor Company’s pension plan weighted-average asset allocations at the measurement dates of December 31, 2007, and 2006, by asset category are as follows:

	United States Plan Assets December 31			International Plan Assets December 31
	Successor	Predecessor	Successor	Successor	Predecessor	Successor
	Actual		Target	Actual		Target
	2007	2006	2008	2007	2006	2008
Asset Category
Equity securities	75%	75%	75%	6%	9%	8%
Debt securities	25%	25%	25%	13%	53%	43%
Insurance contracts	—	—	—	81%	38%	49%

	100%	100%	100%	100%	100%	100%

The Company invests in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include global and domestic equities, and global high quality and high yield fixed income investments. The Company expects to contribute approximately $24.5 million to its pension plans in 2008.

The following table summarizes benefit payments, which reflect expected future service, as appropriate, expected to be paid:

	Successor Company
	Pension Benefits		Other Benefits
	United States	International
	(Millions of Dollars)
2008	$73.4	$20.8	$42.6
2009	78.8	22.0	44.0
2010	78.1	22.6	44.9
2011	83.4	22.8	45.6
2012	81.6	24.0	44.8
Years 2013 - 2017	455.2	132.7	212.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also maintains certain defined contribution pension plans for eligible employees. The total expense attributable to the Predecessor Company’s defined contribution savings plan was $25.1 million, $25.5 million and $26.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The amounts contributed to defined contribution pension plans include contributions to U.S. multi-employer pension plans of $0.7 million, $1.0 million, and $1.0 million for the years ended December 31, 2007, 2006, and 2005, respectively.

During 2005, the majority of eligible employees in the U.K. began participating in a defined contribution plan. The Company generally contributes double the employee’s contribution rate up to a maximum of 6% plus an additional service related contribution up to an incremental 3%.

Other Postemployment Benefits

The Company accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The liabilities for such U.S. and European postemployment benefits for the years ended December 31, 2007 and 2006 were $39.1 million and $33.7 million respectively.

15. INCOME TAXES

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income (loss) from continuing operations before income taxes consisted of the following:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Domestic	$1,490.3	$(200.1)	$176.8
International	253.8	(413.5)	(379.5)

Total	$1,744.1	$(613.6)	$(202.7)

Significant components of the benefit (expense) for income taxes are as follows:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Current:
Federal	$(4.9)	$49.7	$0.2
State and local	(4.4)	(1.0)	(1.4)
International	(75.1)	4.2	(116.3)

Total current	(84.4)	52.9	(117.5)
Deferred:
Federal	(274.6)	—	—
International	27.2	11.1	(14.0)

Total deferred	(247.4)	11.1	(14.0)

	$(331.8)	$64.0	$131.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax benefit (expense) is:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Income taxes at United States statutory rate	$(610.4)	$214.8	$70.9
Tax effect from:
Gain on settlement of liabilities subject to compromise	(8.4)	—	—
Fresh start reporting adjustments	334.7	—	—
State income taxes	(4.4)	(1.0)	(1.4)
Foreign operations	(197.6)	(71.3)	(15.0)
Goodwill impairment	(8.7)	—	(11.3)
Favorable audit settlements and tax refunds	9.4	98.0	3.7
Net tax benefit of intercompany loan write-offs	—	533.7	—
Asbestos trust deduction	65.1	—	—
Valuation allowances	100.1	(705.8)	(138.0)
Non-deductible interest, fees and other	(11.6)	(4.4)	(40.4)

Income tax benefit (expense)	$(331.8)	$64.0	$(131.5)

The following table summarizes the Company’s total benefit (provision) for income taxes by component:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Income tax benefit (expense)	$(331.8)	$64.0	$(131.5)
Adjustments to goodwill	80.5	—	39.6
Allocated to equity:
Foreign currency translation	7.8	(18.2)	(10.0)
Postemployment benefits	(58.5)	(352.8)	13.8
Valuation allowances	30.5	339.4	(4.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Successor Company	Predecessor Company
	December 31
	2007	2006
	(Millions of Dollars)
Deferred tax assets
Asbestos liability	$—	$551.2
Tax credits	39.4	84.8
Postemployment benefits, including pensions	349.2	464.9
Net operating loss carryforwards	356.2	1,121.8
Reorganization costs and other temporary differences	135.8	28.0

Total deferred tax assets	880.6	2,250.7
Valuation allowances for deferred tax assets	(483.9)	(1,607.6)

Net deferred tax assets	396.7	643.1
Deferred tax liabilities
Fixed assets	(114.0)	(168.0)
Intangible assets	(169.3)	(139.9)
Asbestos insurance	—	(281.4)
Deferred gains	—	(104.9)
Investment in U.S. subsidiaries	(283.8)	—

Total deferred tax liabilities	(567.1)	(694.2)

	$(170.4)	$(51.1)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	Successor Company	Predecessor Company
	December 31
	2007	2006
	(Millions of Dollars)
Assets:
Prepaid expenses and other current assets	$70.6	$14.8
Other noncurrent assets	98.9	17.0
Liabilities:
Other current liabilities	(8.5)	(1.1)
Long-term portion of deferred income taxes	(331.4)	(81.8)

	$(170.4)	$(51.1)

Income taxes paid, net of refunds, in 2007, 2006 and 2005 were $48.0 million, $74.0 million and $84.0 million, respectively.

The Company did not record taxes on a portion of its undistributed earnings of $576.1 million at December 31, 2007 since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the Company had a deferred tax asset of $395.6 million for tax loss carryforwards and tax credits, including $127.6 million in the United States with various expiration dates; $126.5 million in the United Kingdom with no expiration date; and $141.5 million in other jurisdictions with various expiration dates. Upon the adoption of fresh start reporting, the Company recorded a valuation allowance of $483.9 million on these and other deferred tax assets. Prior to January 1, 2009, any reduction in the valuation allowance as a result of the recognition of deferred tax assets will be adjusted through goodwill. Beginning January 1, 2009, pursuant to SFAS 141(R), any reduction to this valuation allowance will be reflected through the income tax provision.

The Predecessor Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, the Predecessor Company recognized a $13.8 million decrease in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 total shareholders’ deficit.

At January 1 2007 and December 31, 2007, the Predecessor Company had total unrecognized tax benefits of $170.6 million and $252.0 million, respectively. Of this total, $38.6 million and $91.9 million, respectively, represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

A summary of the changes in the gross amount of unrecognized tax benefits for the year ended December 31, 2007 is shown below:

2007
(Millions of Dollars)
Change in unrecognized tax benefits
Balance at January 1, 2007 Predecessor Company	$170.6
Additions based on tax positions related to the current year	127.9
Additions for tax positions of prior years	9.9
Decreases for tax positions of prior years	(52.2)
Decreases for statute of limitations expiration	(8.5)
Settlements	(1.2)
Impact of currency translation	5.5

Balance at December 31, 2007 Successor Company	$252.0

The Company classifies tax-related penalties and net interest as income tax expense. As of January 1, 2007 and December 31, 2007, the Predecessor Company had recorded $11.4 million and $6.0 million, respectively, in liabilities for tax-related net interest and penalties on its consolidated balance sheet. During the year ended December 31, 2007, the Predecessor Company recorded a tax benefit related to a decrease in its liability for interest and penalties of $5.4 million.

During the next twelve months, the Company does not anticipate any significant changes to the amount of its unrecognized tax benefits. However, due to ongoing tax examinations, additional unrecognized tax benefits and interest and penalties, it is not possible to estimate additional net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.

The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. The Company is no longer subject to U.S. federal tax examinations for years before 2004 or state

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and local examinations for years before 2001, with limited exceptions. The Internal Revenue Service has completed an examination of the Company’s U.S. income tax returns for 2001 through 2003, with a settlement at the appellate level for all issues. The settlement will not result in a material change to the Company’s results of operations, financial condition, or liquidity. The Company is currently under income tax examination in Germany and in several other state and foreign jurisdictions, but is no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 1998.

16. LITIGATION AND ENVIRONMENTAL MATTERS

Resolution of Asbestos Liabilities

As described in greater detail in Note 2 to the consolidated financial statements, all asbestos-related personal injury claims against the Debtors will be addressed by the U.S. Asbestos Trust or the U.K. Asbestos Trust in accordance with the terms of the Debtors’ confirmed Plan and the CVAs, and such claims will be treated and paid in accordance with the terms of the Plan, the CVAs, and their related documents. All asbestos property damage claims against the Debtors have been compromised and resolved through the Plan and the CVAs. Accordingly, the Debtors have not recorded an asbestos liability as of December 31, 2007.

Environmental Matters

The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national, provincial or state environmental laws. These laws require responsible parties to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of their property, or by others to whom they sent such substances for treatment or other disposition. The Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation typically requires the funding of site investigations and subsequent remedial activities.

Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste sent to these sites has generally been small. The other companies that sent wastes to these sites, often numbering in the hundreds or more, generally include large, solvent, publicly owned companies and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. Thus, the Company believes its exposure for liability at these sites is limited.

The Company has also identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of factors, such as available information from site investigations and best professional judgment of consultants.

Certain of the above described environmental liabilities have been addressed under the Company’s bankruptcy Plan and the underlying obligations have been determined to be “dischargeable debts” which, in general, have

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been classified as unsecured claims to be paid at reduced value as described herein and in the Plan. Such environmental liabilities are referred to as liabilities subject to compromise.

Total environmental reserves were $30.4 million and $56.8 million at December 31, 2007 and 2006, respectively, and are included in the consolidated balance sheets as follows:

	Successor	Predecessor
	December 31
	2007	2006
	(Millions of Dollars)
Current liabilities
Environmental liabilities	$7.5	$6.6
Long-term accrued liabilities
Environmental liabilities	22.9	23.5
Liabilities subject to compromise—Environmental	—	26.7

	$30.4	$56.8

Cash payments to remediate known and quantifiable environmental matters are expected to continue from 2008 through approximately 2030. Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2007, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $74 million.

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

17. ASSET RETIREMENT OBLIGATIONS

The Company records asset retirement obligations in accordance with SFAS 143, Accounting for Asset Retirement Obligations and Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) when the amount can be reasonably estimated, typically upon decision to close or sell an operating site. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2006. In connection with these sites, the Company and the Predecessor Company has accrued $27.3 million and $25.3 million as of December 31, 2007 and 2006, respectively, for conditional asset retirement obligations, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of asset retirement obligations in accordance with SFAS 144.

The Company has additional asset retirement obligations, also primarily related to hazardous building material removal costs, for which it believes reasonable cost estimates cannot be made at this time because the Company does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, the Company is currently unable to determine amounts to accrue for conditional asset retirement obligations at such sites.

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these sites for both impairment issues in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and for conditional asset retirement obligations in accordance with SFAS 143 or FIN 47.

Reserves for conditional asset retirement obligations are included in the consolidated balance sheets as follows:

	Successor	Predecessor
	December 31
	2007	2006
	(Millions of Dollars)
Current liabilities	$11.1	$6.5
Long-term accrued liabilities	16.2	18.8

	$27.3	$25.3

A reconciliation of the asset retirement obligations for 2006 and 2007 is as follows:

Successor
December 31
2007
(Millions of Dollars)
Asset retirement obligations at January 1, 2006, Predecessor Company	$3.1
Liabilities incurred	22.2
Liabilities settled/adjustments	—

Asset retirement obligations at December 31, 2006, Predecessor Company	25.3
Liabilities incurred	6.2
Liabilities settled/adjustments	(4.2)

Asset retirement obligations at December 31, 2007, Successor Company	$27.3

18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated Other Comprehensive income (loss) consists of the following:

	Predecessor
	December 31
	2007	2006
	(Millions of Dollars)
Foreign currency translation adjustments and other	$420.6	$197.7
Forward Contracts	(9.3)	—
Postemployment benefits	(283.5)	(427.4)

Predecessor Company Accumulated Other Comprehensive Income (Loss)	127.8	$(229.7)

Reorganization adjustments and application of fresh-start reporting	(127.8)

Successor Company Accumulated Other Comprehensive Income	$—

19. CAPITAL STOCK

Common and Preferred Stock

The Successor Company is a Delaware corporation and filed a new certificate of incorporation (“New Charter”). The New Charter authorized the issuance of 540,100,000 shares of capital stock consisting of 400,000,000 of Class A Common Stock, $.01 par value, 50,100,000 of Class B Common Stock, $.01 par value, and 90,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Preferred Stock, $.01 par value. Both classes of common stock have identical rights with respect to dividends, distributions, and voting rights except that Class B Common Stock vote for Class B Directors and Class A Common Stock vote for Class A Directors of the Board of Directors. Upon the transfer, of record and/or beneficially, of any shares of Class B Common Stock to any person other than the Asbestos Trust (the “Trust”), said transferred shares automatically convert, effective as of the date of the transfer thereof, into the same number of shares of Class A Common Stock. On the Effective Date, the Successor Company issued 49,900,00 shares of Class A Common Stock and 50,100,00 shares of Class B Common Stock in accordance with the Plan to secured noteholders, certain unsecured creditors, and the Trust. No preferred stock was issued or outstanding.

On February 25, 2008, Thornwood Associates Limited Partnership, a limited partnership beneficially owned indirectly by Mr. Carl Icahn, exercised the two options held by it to purchase all of the shares of Class B Common Stock from the U.S. Asbestos Trust for aggregate consideration of $900 million, and the shares of Class B Common Stock automatically converted into shares of Class A Common Stock.

Warrants

In connection with the Plan, holders of the Predecessor Company’s common stock, Series C ESOP Convertible Preferred Shares and the 7% Convertible Junior Subordinate Debentures received warrants to purchase shares of Class A Common Stock of the Successor Company at an exercise price equal to $45.815, exercisable through December 27, 2014. The Company issued 6,951,871 warrants as of the Effective Date, all of which remain outstanding as of December 31, 2007. All of the Predecessor Company’s common stock (and all rights and covenants related thereto) was cancelled pursuant to the Plan on December 27, 2007, of which 91,344,239 shares were outstanding at December 27, 2007 and 89,607,980 shares were outstanding at December 31, 2006.

The Company has accounted for these warrants as equity instruments in accordance with Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in Emerging Issues Task Force 01-6 The Meaning of Indexed to a Company’s Own Stock. The Company has estimated the fair value of these warrants at $33.0 million as of December 31, 2007 using the Black-Scholes option pricing model. Key assumptions used by the Company are summarized in the following table:

Expected volatility	41%
Expected dividend yield	0%
Risk-free rate over the estimated expected life of warrants	3.88%
Expected term (in years)	7.0

20. STOCK-BASED COMPENSATION

On February 2, 2005, the Predecessor Company entered into a five-year employment agreement with José Maria Alapont, effective March 23, 2005, whereby Mr. Alapont was appointed as the Predecessor Company’s president and chief executive officer. In connection with this agreement, the Plan Proponents agreed to amend the Plan to provide that the reorganized Federal-Mogul would grant to Mr. Alapont stock options equal to at least 4% of the value of the Successor Company at the reorganization date (the “Employment Agreement Options”). The Employment Agreement Options vest ratably over the life of the employment agreement, such that one fifth of the Employment Agreement Options will vest on each anniversary of the employment agreement effective date. For purposes of estimating fair value, the Employment Agreement Options were deemed to expire on December 27, 2014.

Additionally, one-half of the Employment Agreement Options had an additional feature allowing for the exchange of one half of the options for shares of stock of the Successor Company, at the exchange equivalent of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

four options for one share of Class A Common Stock. The Employment Agreement Options without the exchange feature are referred to herein as “plain vanilla options” and those Employment Agreement Options with the exchange feature are referred to as “options with exchange.”

In accordance with SFAS No. 123(R), Share Based Payments, the Predecessor Company determined the amount of compensation expense associated with the Employment Agreement Options based upon the estimated fair value of such options as of December 31, 2007, 2006 and 2005. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Predecessor Company
	2007		2006		2005
	Plain vanilla Options	Options with Exchange	Plain Vanilla Options	Options with Exchange	Plain Vanilla Options	Options with Exchange
Valuation model	Black- Scholes	Modified Binomial	Black- Scholes	Modified Binomial	Black- Scholes	Modified Binomial
Expected volatility	43%	43%	37%	37%	46%	46%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Risk-free rate over the estimated expected option life	3.26–4.24%	3.26–4.24%	4.57–5.07%	4.57–5.07%	4.30–4.45%	4.30–4.45%
Expected option life (in years)	3.80	4.62	4.09	4.99	4.39	5.37

In estimating the expected life of the plain vanilla options, the Company utilized the “simplified method” as first described in SEC Staff Accounting Bulletin (“SAB”) 107 and as permitted in accordance with SAB 110. The simplified method was used as there is only one individual who has outstanding options as of December 31, 2007 and no historical option exercise data is available.

Prior to the Effective Date of the Plan, the Predecessor Company was required to reassess the value of the Employment Agreement Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Employment Agreement Options. The Predecessor Company recorded compensation expense pertaining to the options of $6.9 million, $5.6 million and $6.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On the Effective Date and in accordance with the Plan, the Company granted to Mr. Alapont stock options to purchase four million shares of Successor Company Class A Common Stock at an exercise price of $19.50 (the “Granted Options”). Pursuant to the Stock Option Agreement dated as of December 27, 2007 between the Company and Mr. Alapont (the “Initial CEO Stock Option Agreement”), the Granted Options do not have an exchange feature. In lieu of “options with exchange” under the Employment Agreement Options, the Successor Company entered into a deferred compensation agreement with Mr. Alapont intended to be the economic equivalent of the options with exchange. Under the terms of this deferred compensation agreement, Mr. Alapont is entitled to certain distributions of Class A Common Stock, or, at the election of Mr. Alapont, certain distributions of cash upon certain events as set forth in the Deferred Compensation Agreement dated as of December 27, 2007 between the Company and Mr. Alapont (the “Deferred Compensation Agreement”). The amount of the distributions shall be equal to the fair value of 500,000 shares of Class A Common Stock, subject to certain adjustments and offsets, determined as of the first to occur of (1) the date on which Mr. Alapont’s employment with the Company terminates, (2) March 23, 2010, the date on which Mr. Alapont’s employment agreement with the Company expires, (3) Mr. Alapont’s death, (4) the date Mr. Alapont becomes disabled (as defined for purposes of Section 409A of the Internal Revenue Code), (5) at the election of Mr. Alapont, a change in control (as defined for purposes of Section 409A of the Internal Revenue Code), or (6) the occurrence of an unforeseeable emergency (as defined for purposes of Section 409A of the Internal Revenue Code).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with fresh-start reporting, the Company determined the aggregate estimated fair value at $33.7 million associated with the Granted Options and deferred compensation in accordance with SFAS No. 123(R), Share Based Payments (“SFAS 123(R)”). Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the Granted Options are treated as a liability award under SFAS 123(R), and the vested portion of the awards, aggregating $19.1 million, has been recorded as a liability as of December 31, 2007. The remaining $14.6 million of total unrecognized compensation cost related to non-vested stock-options is expected to be recognized ratably over the remaining term of the employment agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Successor Company December 31, 2007 Valuation
	Plain Vanilla Options	Options Connected To Deferred Compensation	Deferred Compensation
Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	41%	41%	41%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	3.34%	3.53%	3.53%
Expected option life (in years)	3.87	4.61	4.61

On February 14, 2008, the Company entered into Amendment No. 1 to the Initial CEO Stock Option Agreement, dated as of February, 14, 2008 (the “Amendment”). Pursuant to the Amendment, the exercise price for the option was increased to $29.75 per share. On February 15, 2008, the Initial CEO Stock Option Agreement as amended was cancelled by mutual written agreement of the Company and Mr. Alapont. On February 15, 2008, subject to obtaining the approval of the Company’s shareholders, the Company entered into a new Stock Option Agreement with Mr. Alapont dated as of February 15, 2008 (the “New CEO Stock Option Agreement”). Subject to shareholder approval, the New CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of the Company’s Class A Common Stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of the Company’s Class A Common Stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The New CEO Stock Option Agreement provides for vesting as follows: 40% of the shares of Class A Common Stock subject to the Option are vested, and an additional 20% of the shares of Class A Common Stock subject to the Option shall vest on each of March 23, 2008, March 23, 2009 and March 23, 2010.

These transactions were undertaken to comply with Internal Revenue Code Section 409A in connection with the implementation of Mr. Alapont’s employment agreement. The grant of the CEO Option must be approved by the Company’s shareholders before December 31, 2008 in order to comply with Internal Revenue Code Section 162(m) and be fully tax deductible. The Company evaluated these February 2008 transaction in accordance with SFAS 123(R) and concluded that these transactions did not impact the accounting or valuation of the Granted Options or the Deferred Compensation Agreement as of December 31, 2007.

21. EARNINGS PER SHARE

As noted in Footnote 19, Capital Stock, the common shares of the Predecessor Company were cancelled upon the implementation of the Plan. As such, the earnings per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company’s Class A common shares, or to potential investors in such common shares.

The following is a reconciliation of the numerators and the denominators of the basic and diluted income (loss) per common share:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(In Millions of Dollars, Except Share and Per Share Amounts)
Income (loss)	$1,412.3	$(549.6)	$(334.2)
Weighted average shares outstanding, basic (in millions)	89.7	89.4	89.1
Incremental shares based on assumed conversion of cumulative convertible preferred stock	1.6	1.9	2.2
Diluted (in millions)	91.3	91.3	91.3
Income (loss) per share:
Basic	$15.74	$(6.15)	$(3.75)
Diluted	$15.46	$(6.15)	$(3.75)

The Predecessor Company had a loss for the years ended December 31, 2006 and 2005. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share.

22. OPERATIONS BY REPORTING SEGMENT AND GEOGRAPHIC AREA

The Company’s integrated operations are organized into six reporting segments generally corresponding to major product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, Global Aftermarket and Corporate. Segment information as of and for the years ended December 31, 2006 and 2005 has been reclassified to reflect organizational changes implemented in the second quarter of 2007.

Powertrain Energy is one of the world’s leading providers of powertrain components. Federal-Mogul’s powertrain energy products are used in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine pistons, piston rings, piston pins, cylinder liners, camshafts, valve seats and guides, and transmission components. These products are offered under the Federal-MogulTM, AETM, GlycoTM, GoetzeTM and NuralTM brand names. These products are either sold as individual products or offered to automotive manufacturers as assembled products. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain Energy operates 32 manufacturing facilities in 15 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Powertrain Sealing and Bearings is one of the world’s leading sealing solutions and bearings providers. Federal-Mogul offers a portfolio of world-class brand names, including Federal-MogulTM, Fel-ProTM, FP DieselTM, GlycoTM, NationalTM, and PayenTM . The group serves a number of different industries including automotive, truck, commercial equipment (construction, agricultural, power generation, marine and rail), industrial, recreation and consumer power equipment. Product offering includes dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, heat shields, engine bearings, bronze engine bearings, aluminum engine bearings and bushings and washers. Powertrain Sealing and Bearings operates 27 manufacturing facilities in 12 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Vehicle Safety and Protection is one of the world’s leading suppliers of friction and systems protection products. Such products are used in automotive and heavy-duty applications and the primary products of this segment include brake disc pads, brake shoes, brake linings and blocks and element resistant sleeving systems protection products. Federal-Mogul has a well-balanced portfolio of world-class brand names, including Federal-MogulTM, AbexTM, BeralTM, FerodoTM and WagnerTM. Federal-Mogul supplies friction products to all the major customers in the light vehicle, commercial vehicle and railway sectors and is also a leading company in the aftermarket. Vehicle Safety and Protection operates 22 manufacturing facilities in 13 countries, serving many major automotive, railroad and industrial customers worldwide.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Automotive Products is one of the world’s leading manufacturer of products in several key aftermarket product lines, including brake, chassis, ignition, lighting, fuel and wiper products. These products are marketed under the leading brand names Federal-MogulTM, AETM, ANCOTM, CarterTM, Fel-ProTM , FerodoTM, FP DieselTM GlycoTM, GoetzeTM, MOOGTM, NationalTM, PayenTM, Sealed PowerTM and WagnerTM. Automotive Products operates 28 manufacturing facilities in 11 countries, serving a diverse base of distributors around the world.

Global Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial replacement markets. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under the leading brand names Federal-MogulTM, AETM, ANCOTM, CarterTM, ChampionTM , Fel-ProTM, FerodoTM, GlycoTM, GoetzeTM, MoogTM, NationalTM, One-SourceTM, PayenTM, Sealed PowerTM and WagnerTM. Global Aftermarket operates 25 distribution facilities in 14 countries, serving a diverse base of retail customers around the world.

Corporate is comprised of headquarters and central support costs for human resources, finance, information systems and other corporate activities as well as certain health and welfare costs for pension and other postemployment benefits for the Company’s retirees. Current period service costs for active employees are included in the results of operations for each of the Company’s reporting segments.

The accounting policies of the segments are the same as those of the Company. Revenues related to Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Automotive Products sold to OEM customers are recorded within the respective segments. Revenues from such products sold to aftermarket customers are recorded within the Global Aftermarket segment. All product transferred into Global Aftermarket from other reporting segments is transferred at cost in the United States and at agreed-upon transfer prices internationally.

The Company evaluates segment performance principally on a non-GAAP Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, and gains or losses on the sales of businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net sales and gross margin information by reporting segment is as follows:

	Predecessor Company
	Net Sales			Gross Margin
	Year Ended December 31			Year Ended December 31
	2007	2006	2005	2007	2006	2005
	(Millions of Dollars)
Powertrain Energy	$2,054	$1,805	$1,681	$258	$267	$245
Powertrain Sealing and Bearings	1,054	956	967	53	79	71
Vehicle Safety & Protection	793	724	718	193	170	172
Automotive Products	334	288	297	73	51	58
Global Aftermarket	2,679	2,553	2,623	611	610	588
Corporate	—	—	—	(3)	(72)	(93)

	$6,914	$6,326	$6,286	$1,185	$1,105	$1,041

Operational EBITDA by reporting segment is as follows:

	Predecessor Company
	Year Ended December 31
	2007	2006	2005
	(Millions of Dollars)
Powertrain Energy	$333	$319	$313
Powertrain Sealing and Bearings	55	79	59
Vehicle Safety & Protection	181	154	154
Automotive Products	70	49	52
Global Aftermarket	424	432	392
Corporate	(300)	(409)	(416)

Total Segments Operational EBITDA	763	624	554

Items required to reconcile Operational EBITDA to income loss before income tax expense:
Interest expense, net	(199)	(206)	(132)
Depreciation and Amortization	(354)	(329)	(344)
Restructuring charges, net	(48)	(66)	(30)
Adjustment of assets to fair value	(61)	(46)	(122)
Settlement of U.K. pension plans	—	(501)	—
Chapter 11 and U.K. Administration related reorganization costs	(81)	(95)	(138)
Gain on settlement of liabilities subject to compromise	761	—	—
Fresh-start reporting adjustments	956	—	—
Other	7	5	9

Income (Loss) Before Income Tax Expense	$1,744	$(614)	$(203)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets, capital expenditures, and depreciation and amortization information by reporting segment is as set forth in the tables below. Included in total assets as of December 31, 2007 are estimated values, primarily for fixed assets, intangible assets and deferred taxes, associated with the application of fresh-start reporting. The finalization of fresh-start reporting could result in changes to these estimates.

	Successor Company	Predecessor Company	Predecessor
	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2007	2006	2007	2006	2005	2007	2006	2005
	(Millions of Dollars)
Powertrain Energy	$1,820	$1,474	$147	$88	$67	$139	$122	$124
Powertrain Sealing and Bearings	822	1,192	65	51	48	74	72	76
Vehicle Safety & Protection	1,708	994	45	39	40	67	63	68
Automotive Products	1,022	1,008	23	25	25	44	42	46
Global Aftermarket	1,988	1,828	6	7	7	11	12	14
Corporate	506	683	24	27	26	19	18	16

	$7,866	$7,179	$310	$237	$213	$354	$329	$344

The following table shows geographic information:

	Predecessor			Successor	Predecessor
	Net Sales			Net Property, Plant and Equipment
	Year Ended December 31			December 31
	2007	2006	2005	2007	2006
	(Millions of Dollars)
United States	$2,789	$2,811	$2,925	$659	$712
Germany	1,319	1,120	1,032	446	499
France	568	492	516	134	132
United Kingdom	377	389	434	117	117
Other	1,861	1,514	1,379	706	619

	$6,914	$6,326	$6,286	$2,062	$2,079

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly operating results of the Predecessor for 2007 and 2006, and the audited results of the Predecessor for the twelve month periods ended December 31, 2007 and 2006.

	Predecessor Company
	First	Second	Third	Fourth(1)	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2007:
Net sales	$1,716.5	$1,763.4	$1,685.5	$1,748.5	$6,913.9
Gross margin	307.8	322.4	279.5	274.9	1,184.6
Net income	4.5	3.9	13.7	1,390.2	1,412.3
Net income per basic share	0.05	0.04	0.15	15.46	15.74
Net income per diluted share	0.05	0.04	0.15	15.23	15.46
Shares used in computing basic income (loss) per share	89.6	89.7	89.9	89.9	89.7
Shares used in computing diluted income (loss) per share	91.3	91.2	91.4	91.3	91.3
Stock price:
High	$0.86	$1.39	$1.10	$0.94
Low	$0.45	$0.77	$0.50	$—
Dividend per share	—	—	—	—

	First	Second	Third(2)	Fourth(3)	Year
Year ended December 31, 2006:
Net sales	$1,600.3	$1,631.6	$1,548.6	$1,545.9	$6,326.4
Gross margin	285.0	304.2	262.4	253.6	1,105.2
Net (loss) income	(68.4)	(16.8)	2.6	(467.0)	(549.6)
Basic and Diluted loss (earnings) per share	(0.77)	(0.19)	0.03	(5.22)	(6.15)
Stock price:
High	$0.51	$0.73	$0.42	$0.60
Low	$0.32	$0.21	$0.35	$0.37
Dividend per share	—	—	—	—

(1)	Includes impairment charges of $54.3 million associated with goodwill and long-lived tangible assets. Also includes $760.7 million gain on settlement of liabilities subject to compromise, and $956.3 million in fresh-start reporting adjustments.
(2)	Includes $32 million tax benefit for changes to German tax regulations.
(3)	Includes $500.4 million settlement of U.K. pension plans.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

As of December 31, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007, at the reasonable assurance level previously described.

Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included within this Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2007. The Company’s independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Form 10-K and incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors:

Carl C. Icahn Age 72	Carl C. Icahn has served as chairman of the board and a director of Starfire Holding
Corporation, a privately-held holding company, and chairman of the board and a director of various subsidiaries of Starfire, since 1984. Since August 2007, through his position as Chief Executive Officer of Icahn Capital LP, a wholly owned subsidiary of
Icahn Enterprises L.P. (“IEP”), and certain related entities, Mr. Icahn’s principal occupation is managing private investment funds, including Icahn Partners LP, Icahn
Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master
Fund III LP. Prior to August 2007, Mr. Icahn conducted this occupation through his entities CCI Onshore Corp. and CCI Offshore Corp since September 2004. Since
November 1990, Mr. Icahn has been chairman of the board of Icahn Enterprises G.P.
Inc., the general partner of IEP. IEP is a diversified holding company engaged in a variety of businesses, including investment management, metals, real estate and home fashion. Mr. Icahn was chairman of the board and president of Icahn & Co., Inc., a registered broker-dealer and a member of the National Association of Securities
Dealers, from 1968 to 2005. Mr. Icahn has served as chairman of the board and as a director of American Railcar Industries, Inc., a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, since 1994. From
October 1998 to May 2004, Mr. Icahn was the president and a director of Stratosphere
Corporation, the owner and operator of the Stratosphere Hotel and Casino in Las
Vegas, which is currently a subsidiary of IEP. From September 2000 to February
2007, Mr. Icahn served as the chairman of the board of GB Holdings, Inc., which owned an interest in Atlantic Coast Holdings, Inc., the owner and operator of The
Sands casino in Atlantic City until November 2006. Mr. Icahn has been chairman of the board and a director of XO Holdings, Inc., a telecommunications services provider, since February 2006 and of its predecessor from January 2003 to February 2006. Mr.
Icahn has served as a Director of Cadus Corporation, a company engaged in the ownership and licensing of yeast-based drug discovery technologies since July 1993.
In May 2005, Mr. Icahn became a director of Blockbuster Inc., a provider of in-home movie rental and game entertainment. In October 2005, Mr. Icahn became a director of
WestPoint International, Inc., a manufacturer of bed and bath home fashion products.
In September 2006, Mr. Icahn became a director of ImClone Systems Incorporated, a biopharmaceutical company, and since October 2006 has been the chairman of the board of ImClone Systems Incorporated. In August 2007, Mr. Icahn became a director of WCI Communities, Inc. (“WCI”), a homebuilding company, and since September
2007 has been the chairman of the board of WCI. Mr. Icahn received his B.A. from
Princeton University. In December 2007, Mr. Icahn became a director of the
Company, and since January 2008 has been the non-executive chairman of the board of directors of the Company.

José Maria Alapont Age 57	José Maria Alapont has been president, chief executive officer, and a director of the
Company since March 2005. Mr. Alapont served as chairman of the board of directors of the Company from June 2005 to December 2007. Mr. Alapont has more than 30 years of global leadership experience at both vehicle manufacturers and suppliers, with business and operations responsibilities in the Europe, Middle East & Africa, Asia
Pacific, and Americas regions. Prior to joining the Company, Mr. Alapont was from
2003 to 2005 chief executive officer and a member of the board of directors of

IVECO, the commercial vehicle company of the Fiat Group. From 1997 to 2003, Mr.
Alapont served in various key executive positions at Delphi Corporation, a global automotive supplier. He began at Delphi as executive director of international operations for Delphi energy and engine management systems. In 1998, he became responsible for Delphi energy and chassis systems international operations. In 1999,
Mr. Alapont was named a vice president of Delphi Corporation and president of
Delphi Europe, Middle East & Africa, and became a member of the Delphi Strategy
Board, the company’s top policy-making group. In 2003, Mr. Alapont was promoted to president of Delphi’s international operations, and vice president of sales and marketing. From 1990 to 1997, Mr. Alapont served in several executive roles and was a member of the Strategy Board at Valeo, a global automotive supplier. He started at
Valeo as managing director of engine cooling systems, Spain. In 1991, Mr. Alapont was named executive director of Valeo’s worldwide heavy-duty engine cooling operations. In 1992, he was promoted to group vice president of Valeo’s worldwide clutch and transmission components division. He was named group vice president of the company’s worldwide lighting systems division in 1996. Mr. Alapont began and developed his automotive career from 1974 to 1989 at Ford Motor Company and, over the course of 15 years, worked in different management and executive positions at
Ford of Europe. He started in 1974 as an engineer at Ford of Spain, becoming engine laboratory supervisor and later became engine plant production manager. In 1984, he was appointed manager of powertrain quality at Ford of Europe. He later became manager of powertrain supplier quality assurance in 1987 at Ford of Europe. Mr.
Alapont earned degrees in industrial engineering from the Technical School of
Valencia in Spain and in philology from the University of Valencia in Spain.

George Feldenkreis Age 72	Mr. Feldenkreis founded Perry Ellis International, Inc., a designer, distributor and licensor of apparel and accessories for men and women, in 1967, has been involved in all aspects of the operations of Perry Ellis since that time and served as president and a director of Perry Ellis until February 1993, at which time he was elected chairman of the board and chief executive officer. He is a member of the board of directors of the Greater Miami Jewish Federation, a trustee of the Simon Wiesenthal Board, a member of the board of directors of the American Apparel and Footwear Association and is a trustee of the University of Miami. Mr. Feldenkreis became a director of the Company in February 2008.

Vincent J. Intrieri Age 51	Since July 2006, Vincent Intrieri has been a director of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment management, metals, real estate and home fashion. Since November 2004, Mr. Intrieri has been a senior managing director of
Icahn Capital LP, the entity through which Carl C. Icahn manages third party private investment funds. Since January 1, 2005, Mr. Intrieri has been senior managing director of Icahn Associates Corp. and High River Limited Partnership, entities primarily engaged in the business of holding and investing in securities. Since April
2005, Mr. Intrieri has been the president and chief executive officer of Philip Services
Corporation, a metal recycling and industrial services company. Since August 2005,
Mr. Intrieri has served as a director of American Railcar Industries, Inc. (“ARI”), a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars. From March 2005 to December 2005, Mr. Intrieri was a senior vice president, the treasurer and the secretary of ARI. Since April 2003, Mr. Intrieri has been chairman of the board of directors and a director of Viskase Companies, Inc., a producer of cellulosic and plastic casings used in preparing and packaging processed meat products. Mr. Intrieri also serves on the boards of directors of the following companies: Lear Corporation, a supplier of automotive interior systems and components; National Energy Group, Inc., a company engaged in the business of managing the exploration, production and operations of natural gas and oil properties; XO Holdings, Inc., a telecommunications company; and WestPoint International, Inc., a manufacturer of bed and bath home fashion products. With respect to each company mentioned above, Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Mr. Intrieri is a certified public accountant. Mr. Intrieri received a B.S. in Accounting from The Pennsylvania State University. Mr. Intrieri became a director of the Company in December 2007.

J. Michael Laisure Age 55	Mr. Laisure has served on the board of directors of American Railcar Industries, Inc., a provider of railcars, railcar components, railcar maintenance services and fleet management services, since January 2006. Since March 2007, Mr. Laisure has served as president of Remy, Inc., a manufacturer and distributor of rotating electrics and a subsidiary of Remy International, Inc. Since May 2005, Mr. Laisure has been consulting as an independent contractor for the automotive and industrial manufacturing space. Prior to this, he spent 32 years in various corporate accounting, sales, engineering and operational positions with Dana Corporation (“Dana”), an automotive supplier, and its predecessors. Mr. Laisure served as president of Dana’s automotive systems group from March 2004 to May 2005. From December 2001 to February 2004, Mr. Laisure served as president of Dana’s engine and fluid management group and, from December 1999 to November 2001, he served as president of Dana’s fluid management group. Mr. Laisure received a B.A. degree in Accounting from Ball State University and an M.B.A. from Miami (Ohio) University, and has completed the Harvard Advanced Management Program. Mr. Laisure became a director of the Company in February 2008.

Keith A. Meister Age 34	Since March 2006, Keith Meister has served as principal executive officer and vice chairman of the board of Icahn Enterprises G.P. Inc., the general partner of Icahn
Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment management, metals, real estate and home fashion. Since
November 2004, Mr. Meister has been a managing director of Icahn Capital LP, the entity through which Carl C. Icahn manages third party private investment funds.
Since June 2002, Mr. Meister has served as senior investment analyst of High River
Limited Partnership, an entity primarily engaged in the business of holding and investing in securities. Mr. Meister also serves on the boards of directors of the following companies: XO Holdings, Inc., a telecommunications company; and WCI
Communities, Inc., a homebuilding company. With respect to each company mentioned above, Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities.
Mr. Meister received an A.B. in government, cum laude, from Harvard College in
1995. Mr. Meister became a director of the Company in December 2007.

David S. Schechter Age 32	David Schechter has, since November 2004, served as a director and senior investment analyst for Icahn Capital LP, the entity through which Carl C. Icahn manages third party private investment funds. From January 2004 to October 2004, Mr. Schechter served as an investment analyst with Icahn Associates Corp. and High River Limited Partnership, entities that are primarily engaged in the business of holding and investing in securities. Mr. Schechter also serves on the boards of directors of the following companies: WestPoint International, Inc., a manufacturer of bed and bath home fashion products; WCI Communities, Inc., a homebuilding company, and BKF Capital Group, Inc., an investment management firm. With respect to each company mentioned above, Carl C. Icahn, directly or indirectly, either (i) controls such company or (ii) has an interest in such company through the ownership of securities. Prior to joining Mr. Icahn in January 2004, Mr. Schechter served as vice president of global special situations at Citigroup, a unit responsible for making proprietary investments in distressed situations. Mr. Schechter received a B.S. in Economics, cum laude, from the Wharton School at the University of Pennsylvania in May 1997. Mr. Schechter became a director of the Company in December 2007.

Neil S. Subin Age 43	Mr. Subin founded and has been the managing director and president of Trendex Capital Management, a private hedge fund, since 1991. Prior to forming Trendex Capital, Mr. Subin was a private investor from 1988 to 1991 and was an associate with Oppenheimer & Co. from 1986 to 1988.

James H. Vandenberghe Age 58	Mr. Vandenberghe is vice chairman of Lear Corporation, a supplier of automotive interior systems and components. He has been affiliated with Lear and its predecessor companies for 35 years and was named vice chairman in November 1998. Mr. Vandenberghe joined Lear Siegler Inc. in 1973 as a financial analyst and advanced to higher-level positions in financial and general management capacities. In 1988, he became senior vice president – finance, chief financial officer and secretary of Lear. He was named executive vice president – finance in 1993, and in 1997 was promoted to president and chief operating officer – North American operations. Vandenberghe earned a bachelor’s degree in business administration from Western Michigan University, and a master’s degree in business administration from Wayne State University. Mr. Vandenberghe sits on the board of trustees for the College for Creative Studies, the board of visitors for the Wayne State University School of Business, and the board of directors for DTE Energy and the United Way for Southeastern Michigan. Mr. Vandenberghe became a director of the Company in February 2008.

The Board of Directors has the following two standing committees: Audit and Compensation. The membership and chairman of each of the committees is set forth in the table below.

Board Committees
Board Member	Audit		Compensation
Carl C. Icahn
José Maria Alapont
George Feldenkreis
Vincent J. Intrieri	X		X	*
J. Michael Laisure
Keith A. Meister	X	*	X
David S. Schechter	X		X
Neil S. Subin
James H. Vandenberghe

*	Denotes Committee Chairman

The Board of Directors has determined that each of Mr. Intrieri, Mr. Meister and Mr. Schechter is an audit committee financial expert as such term is defined in rules of the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002.

Executive Officers:

William S. Bowers Age 55	Mr. Bowers has served as senior vice president, sales and marketing, and a member of the Strategy Board since 2006. Prior to joining the Company, Mr. Bowers spent nearly 30 years at General Motors Corp. and Delphi Corp., most recently as executive director of sales, marketing and planning for the energy and chassis division from 2002-2006.
Previously, he was based in Tokyo, Japan, as the Asia-Pacific regional director for
Delphi’s energy and chassis systems from 1998-2002. Mr. Bowers worked as commercial and technical director for Delphi Automotive Systems, Singapore, from
1995-1998; and as chief engineer from 1992-1995. Previously he was engineering group manager, divisional program manager, powertrain systems development engineer, and control systems engineer at General Motors Corp.

David A. Bozynski Age 53	Mr. Bozynski has served as vice president and treasurer since 1996. Prior to joining the Company in 1996, he had a 21-year career with Unisys, where his last appointment was vice president and assistant treasurer. Previously he served as vice president, line of business finance, responsible for the finance function of Unisys’ four commercial lines of business. Mr. Bozynski also served as vice president, corporate business analysis, and vice president and assistant treasurer.

Jean Brunol Age 55

Mr. Brunol has served as senior vice president, business and operations strategy, and a member of the Strategy Board since 2005. Prior to joining the Company, he was senior vice president, product and business strategy, international operations, at IVECO, the commercial-vehicle company of the Fiat Group. Previously, Mr. Brunol was a business partner and executive advisor for private equity funds and independent companies. He also served as president of tube operations at Thomson from 2000 to 2002, and was chief executive officer of SAFT, ALCATEL Battery & Power Systems Company from 1997 to 2000. Mr. Brunol was product director, transmissions, and executive vice president, electronics, at Valeo between 1992 and 1997. He began his career at Thomson, where he served in several leadership positions from 1981 to 1992. Mr. Brunol also served at the National Council for Scientific Research (CNRS) from 1976 to 1981.

James (Jay) Burkhart Age 50	Mr. Burkhart has served as senior vice president, Global Aftermarket, and a member of the Strategy Board since 2007. Previously, he served as vice president global marketing, Aftermarket Products and Services since 2004. Mr. Burkhart joined the Company in 1998 with the acquisition of Cooper Automotive and was most recently vice president of global marketing for Aftermarket Products & Services. Prior to joining Cooper, he was vice president of marketing, worldwide, for Tenneco Automotive.

Gérard Chochoy Age 54	Mr. Chochoy has served as senior vice president, Powertrain Sealings and Bearings, and a member of the Strategy Board since 2007. He joined the Company as senior vice president, global development in March 2007. Previously, from 2003 to 2007, he was executive vice president of the automotive seating group at Faurecia, based in Paris. From November 2000 to July 2003, he was executive vice president, operations of NEC Computer International and general manager of the Packard Bell brand. Mr. Chochoy served 12 years at Valeo, most recently as group vice president of wiper systems from February 1995 to October 2000.

René L. F. Dalleur Age 54	Mr. Dalleur has served as senior vice president, Vehicle Safety and Protection, since April
2007. Previously, he was senior vice president, Vehicle Safety and Performance, from May
2005. He has been a member of the Strategy Board since May 2005. He served as senior vice president, global friction products, since 2001, and was named vice president of sealing systems, ignition and wipers, Europe in 2000. Prior to joining the Company in 1998 with the acquisition of Cooper Industries, Mr. Dalleur held various positions in engineering, purchasing, and plant and general management in the automotive and aerospace industries.

Pascal Goachet Age 57	Mr. Goachet has served as senior vice president, human resources and organization and a member of the Strategy Board since July 2006. Previously, he was named director of human resources, EMEA and Asia-Pacific in May 2005. Prior to joining the Company, Mr. Goachet was a staff member of the French Ministry of Labor in 2005. He served as vice president of corporate human resources, NEC Computers International, a subsidiary of NEC Japan from 2000 to 2005; and divisional director, human resources, Group Lafarge, Special Materials Division from July 1996 to December 2000. In addition, Mr. Goachet has held various human resources leadership positions at Air France Group in 1996; at Valeo Group from January 1990 to December 1995; and at Matra Group from 1980-1990. Previously, he was a cabinet member of the French Ministry of Justice.

Charles B. Grant Age 63	Mr. Grant has served as senior vice president, Corporate Development and member of the Strategy Board since 2007. Previously, he was vice president corporate development since 1992, with strategic planning added in December 2000. Mr. Grant was vice president and controller, vice president of corporate development and corporate planning director. He also was vice president of finance, vice president-controller, and controller of the fastening systems group at Huck Manufacturing, which was acquired by Federal-Mogul in 1980. Prior to joining the Company in 1979, Grant was audit manager with the accounting firm Ernst & Young.

Alan Haughie Age 44	Mr. Haughie has served as vice president and controller, and chief accounting officer since 2005. Previously, he served as director, corporate finance since 2000 and, prior to that, worked as controller in the Company’s aftermarket business located in Manchester, United Kingdom, from 1999 to 2000. Prior to joining the Company in 1994, Mr. Haughie worked for Ernst & Young in the U.K. in various audit roles.

Ramzi Hermiz Age 42	Mr. Hermiz has served as senior vice president, worldwide Aftermarket Products and Services since April 2007, and a member of the Strategy Board since April 2005. Previously, he was senior vice president of sealing systems from 2005 to 2007. Mr. Hermiz has served as director of purchasing; director, pull systems and inventory; vice president, global supply-chain management; and vice president of the Company’s European Aftermarket operation. He joined Federal-Mogul in 1998 with the acquisition of Fel-Pro, Inc. Prior to joining Fel-Pro in 1990, Mr. Hermiz was manager, purchasing and quality assurance for Triangle Home Products, a manufacturer of residential lighting and other products. He began his career as a design and product engineer for Keldu Technologies, a consulting firm serving the heavy-duty construction industry.

Rainer Jueckstock Age 48	Mr. Jueckstock has served as senior vice president, Powertrain Energy, and a member of the Strategy Board since April 2007. Previously, he was senior vice president, global Powertrain operations from 2005 to 2007. Mr. Jueckstock joined the Company in 1990, and has served as senior vice president, pistons, rings and liners; vice president, rings and liners; operations director, piston rings, Europe; and managing director of the Friedberg, Germany, operation. He also was sales director for rings and liners, Europe; finance controller in Burscheid, Germany; and finance manager in Dresden, Germany.

Jeff Kaminski Age 46	Mr. Kaminski has served as senior vice president, Global Purchasing, and a member of the Strategy Board since April 2005. Previously, he was vice president of global supply-chain management. Mr. Kaminski also was vice president, finance, global powertrain; and served in several finance and operations positions, including finance director, sealing systems; general manager of the company’s Aftermarket subsidiary based in Australia; and international controller for the Aftermarket group based in Southfield, Michigan. During 2001, he served briefly as vice president, finance, GDX Automotive. Prior to joining the Company in 1989, Mr. Kaminski was manager of financial reporting at R.P. Scherer Corp., and began his career in public accounting at Deloitte and Touche.

Robert L. Katz Age 45	Mr. Katz has served as senior vice president and general counsel since May 2007. He was appointed Secretary of the Company in December 2007. Mr. Katz joined the Company as vice president and general counsel in January 2007 and became a member of the Strategy Board. Prior to joining the Company, Mr. Katz was general counsel-EMEA and EMEA regional compliance officer for Delphi Corporation’s Europe, Middle East and Africa (EMEA) operations, headquartered in Paris, France, since January 1999. From 1996 to 1998, Mr. Katz served as assistant general counsel for General Motors (Europe) AG, at its European headquarters in Zurich, Switzerland. Mr. Katz was previously an associate at Milbank, Tweed, Hadley & McCloy, an international law firm, from 1986 to 1995, where he worked in the M&A and General Corporate Group, in both New York and London, England.

Mario Leone Age 52	Mr. Leone has served as senior vice president and chief information systems officer, and a member of the Strategy Board since March 2005. Prior to joining the Company, he was senior vice president and chief information officer at the Fiat Group since November 2004, and at the operating company IVECO since December 2001. Previously, Mr. Leone was director, global business information systems at Dow Chemical; and director, information systems at Polimeri Europa. Mr. Leone began his career at Union Carbide in technical sales, marketing, new product development licensing and information technology.

G. Michael Lynch Age 64	Mr. Lynch has served as executive vice president and chief financial officer since 2000 and a member of the Strategy Board since March 2005. Prior to joining the Company in 2000, Mr. Lynch worked at Dow Chemical Company, where he was vice president and controller. He also spent 29 years at Ford Motor Company, where his most recent position was controller, automotive components division, which ultimately became Visteon. While at Ford, Mr. Lynch held a number of varied financial assignments, including executive vice president and chief financial officer of Ford New Holland.

Eric McAlexander Age 51	Mr. McAlexander has served as senior vice president, Customer Satisfaction and Global Manufacturing since June 2007. He has been a member of the Strategy Board since January 2006. Previously, he served as senior vice president, global manufacturing since January 2006. From 2001 to 2006, he was vice president, manufacturing global friction products. Mr. McAlexander joined the Company in October 1998 with the acquisition of Cooper Automotive, at which time he was vice president of operations, brake and friction, Americas until 2001.

Marie Remboulis Age 49	Ms. Remboulis has served as vice president, Corporate Communications, and a member of the Strategy Board since May 2005. Previously, Ms. Remboulis was director of corporate communications from 2003 to 2005; director of human resources for the global shared services program from 2002 to 2003; and director, human resources for the lighting group from 2000 to 2002. Prior to joining the Company in 2000, Ms. Remboulis was vice president of human resources with Danka Office Imaging Canada, Inc., and served as human resources director at several divisions of General Mills Canada, Inc.

The Company has adopted the “Federal-Mogul Corporation Financial Code of Ethics” (“Code of Ethics”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and Chief Accounting Officer, other Executive Officers and certain members of the Company’s financial functions. The Code of Ethics is publicly available on the Company’s internet website at www.federal-mogul.com. The Company intends to disclose any change to or waiver from the Code of Ethics, including any implicit waiver, on its internet website, or in a report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, among others, to file with the SEC an initial report of ownership of the Company’s securities on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Under SEC rules, some forms of indirect ownership and ownership of company securities by family members are covered by these reporting requirements. As a matter of practice, the Company’s administrative staff assists its executive officers and certain directors in preparing initial ownership reports and reporting ownership changes, and typically files these reports on their behalf. Based solely on a review of the copies of such forms in the Company’s possession, and on written representations from reporting persons, the Company believes that during 2007 all of its executive officers and directors filed the required reports on a timely basis under Section 16(a) with the exception of Neil S. Subin and Lyndon L. Olson, Jr., who each filed one late Form 3 relating to their election as directors of the Company, and Sir Geoffrey H. Whalen, C.B.E., who filed one late Form 5 relating to warrants to purchase the Company’s Class A Common Stock that he received in exchange for Common Stock of the Predecessor Company pursuant to the Plan.

Shareholder Nominations

In connection with the Company’s emergence from bankruptcy on December 27, 2007, the bylaws of the Company were amended and restated. The amended and restated bylaws modify the procedures for shareholders to nominate directors as follows: under the prior bylaws, shareholders wishing to nominate a director were required to provide notice to the corporate secretary between 75 and 100 days before the anniversary of the prior year’s annual meeting; and under the amended and restated bylaws such notice must now be provided between 90 and 120 days before the anniversary of the prior year’s annual meeting.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Compensation Committee (the “Committee”) oversees Federal-Mogul’s executive compensation programs. Prior to the Effective Date, the members of the Committee were all independent directors.

The Company’s management and the Committee believe that an executive’s total compensation package should attract and retain key leadership to Federal-Mogul and motivate those leaders to perform in the interest of promoting the Company’s global sustainable profitable growth.

The Committee annually reviews and approves the compensation of the Named Executive Officers of the Company. This involves a review of all major compensation elements, including: base salary, annual incentive, long-term incentive, and benefits beyond those normally provided to salaried employees. The Company compensates its executives with these elements in order to be competitive in its industry and in the global search for management talent. Each of our major compensation elements is summarized below. The elements are intended to retain and recruit senior leadership with global business experience.

Element	This element is designed to reward:	The level of this element is determined by:	This element and the Company’s decisions on it affect other elements in certain ways:
Base Salary	Experience, knowledge, leadership and level of responsibility.	Factors considered in setting executives’ salaries include experience, performance and internal equity with a premium for global and multi-lingual experience.	May be adjusted to reflect global skills and lack of market competitive long-term incentives. Many other pay elements, such as annual incentives and automobile allowances, are set as a percentage of base salary.

Element	This element is designed to reward:	The level of this element is determined by:	This element and the Company’s decisions on it affect other elements in certain ways:
Annual Incentives	Achievement of business goals of increased Operational EBITDA, Free Cash Flow, reduction in manufacturing and operating expenses, worker safety, customer satisfaction and quality goals, and increased sales.	Factors considered include experience, performance, job scope and internal equity.	May be adjusted to reflect absence of market competitive long-term incentives.

Long-Term Incentives	Achievement of business goals of increased Operational EBITDA, Free Cash Flow, and Global Sustainable Profitable Growth.	Temporary substitute for long term plans – the target incentive for this program is set at 50% of the annual incentive target.	Other than Mr. Alapont’s stock option grant, the temporary substitute for a Long-Term Incentive is paid in cash. See discussion below.

Other Benefits (e.g. tax preparation, automobile allowances)	Retention of senior executive leadership.	Job scope and internal equity.	Company philosophy is for all salaried employees to have a consistent benefits package.

Currently, the elements of compensation are weighted toward base salary and target annual incentives in the form of cash. The President and Chief Executive Officer is involved in the determination of salary levels for the other Named Executive Officers and the review of their compensation elements with the Committee. As a result of the Company’s U.S. restructuring proceedings, the Company’s long-term incentive plan was replaced with a supplemental annual plan described below. This plan was in place for the full year ending December 31, 2007.

The Committee receives assistance from the Company’s corporate human resources department and may, from time to time, solicit advice from outside consultants selected by the Committee in determining compensation amounts and standards. The consultant may perform general compensation and actuarial consulting for the Company. In accordance with the Compensation Committee charter, the Committee has the authority to select legal, compensation, accounting or other consultant as it deems necessary to advise it.

In 2007, the Company focused its incentive plan objectives on increasing operational EBITDA, which the Company defines as earnings before interest, income tax expense, depreciation and amortization, and excluding impairment charges, Chapter 11 and U.K. Administration expenses, gain on settlement of liabilities subject to compromise, fresh-start reporting adjustments, and restructuring costs. The Committee excludes these items from operational EBITDA as these items are not directly or indirectly related to individual performance. In addition to operational EBITDA, the Company’s incentive plan promotes the goal of increasing free cash flow generated by the business. As a global automotive and vehicle parts manufacturer and distributor in a highly competitive industry, the Company believes in the need to satisfy its customers while providing a safe working environment for its employees. To promote these goals, worker safety, customer satisfaction and quality goals are included in incentive plan objectives.

From October 1, 2001 through December 27, 2007, the Predecessor Company was in U.S. Bankruptcy restructuring. As a result of the Predecessor Company’s restructuring proceedings, no executive received compensation based upon the equity of the Predecessor Company during calendar years 2005, 2006, or 2007.

Since equity was not available for a long term incentive plan, a substitute program, the Management Incentive Plan Uplift described below, was developed.

Base Salary

The President and Chief Executive Officer’s annual base salary is set by his employment agreement at $1,500,000. This agreement was approved by the Board of Directors, the primary Chapter 11 stakeholders and the lead shareholder of the reorganized Company. The employment agreement was submitted to the U.S. Bankruptcy Court for the District of Delaware and approved by the court on January 12, 2005. Other Named Executive Officer base salaries are set by the Committee based upon scope and skill review. When determining base salaries for the Named Executive Officers, the Company and the Committee look to the degree of experience and talent the executive brings to the Company. As a global automotive and vehicle parts manufacturer and distributor, the Company actively recruits and seeks to hire executives with significant multi-national experience and multi-lingual expertise.

Recognizing the importance to the Company of achieving its business plan targets, no merit salary increases were granted to incentive eligible executives, including the Named Executive Officers, from January 2005 to June 2007. No Named Executive Officers received salary increases in 2007.

Annual Incentives: Annual Management Incentive Plan (MIP)

All of the Named Executive Officers and approximately 1,600 salaried employees globally participate in an annual incentive program called the Management Incentive Plan (“MIP”). Under the MIP, awards can range from 0% to 150% of an executive’s target based on the achievement of EBITDA, cash flow and other goals. The MIP is described more fully following the Summary Compensation Table.

Long-Term Incentives: Management Incentive Plan Uplift (MIP Uplift)

All of the Named Executive Officers and approximately 200 salaried employees globally participate in a substitute for a long-term incentive program called the Management Incentive Plan Uplift (“MIP Uplift”). The MIP Uplift, which generally mirrors the MIP, is described more fully following the Summary Compensation Table.

Long-Term Incentives: Mr. Alapont’s Stock Option Grant

On February 2, 2005, the Predecessor Company entered into a five-year employment agreement with José Maria Alapont, effective March 23, 2005, whereby Mr. Alapont was appointed as the Predecessor Company’s president and chief executive officer. In connection with this agreement, the Plan Proponents agreed to amend the Plan to provide that the reorganized Federal-Mogul would grant to Mr. Alapont stock options equal to at least 4% of the value of the Successor Company at the reorganization date (the “Employment Agreement Options”). The Employment Agreement Options vest ratably over the life of the employment agreement, such that one fifth of the Employment Agreement Options will vest on each anniversary of the employment agreement effective date.

Additionally, one-half of the Employment Agreement Options had an additional feature allowing for the exchange of one half of the options for shares of stock of the Successor Company, at the exchange equivalent of four options for one share of Class A Common Stock. The Employment Agreement Options without the exchange feature are referred to herein as “plain vanilla options” and those Employment Agreement Options with the exchange feature are referred to as “options with exchange.”

On the Effective Date and in accordance with the Plan, the Company granted to Mr. Alapont stock options to purchase four million shares of Successor Company Class A Common Stock at an exercise price of $19.50 (the “Granted Options”). Pursuant to the Stock Option Agreement dated as of December 27, 2007 between the

Company and Mr. Alapont (the “Initial CEO Stock Option Agreement”), the Granted Options do not have an exchange feature. In lieu of “options with exchange” under the Employment Agreement Options, the Successor Company entered into a deferred compensation agreement with Mr. Alapont intended to be the economic equivalent of the options with exchange. Under the terms of this deferred compensation agreement, Mr. Alapont is entitled to certain distributions of Class A Common Stock, or, at the election of Mr. Alapont, certain distributions of cash upon certain events as set forth in the Deferred Compensation Agreement dated as of December 27, 2007 between the Company and Mr. Alapont (the “Deferred Compensation Agreement”). The amount of the distributions shall be equal to the fair value of 500,000 shares of Class A Common Stock, subject to certain adjustments and offsets, determined as of the first to occur of (1) the date on which Mr. Alapont’s employment with the Company terminates, (2) March 23, 2010, the date on which Mr. Alapont’s employment agreement with the Company expires, (3) Mr. Alapont’s death, (4) the date Mr. Alapont becomes disabled (as defined for purposes of Section 409A of the Internal Revenue Code), (5) at the election of Mr. Alapont, a change in control (as defined for purposes of Section 409A of the Internal Revenue Code), or (6) the occurrence of an unforeseeable emergency (as defined for purposes of Section 409A of the Internal Revenue Code).

On February 14, 2008, the Company entered into Amendment No. 1 to the Initial CEO Stock Option Agreement, dated as of February, 14, 2008 (the “Amendment”). Pursuant to the Amendment, the exercise price for the option was increased to $29.75 per share. On February 15, 2008, the Initial CEO Stock Option Agreement as amended was cancelled by mutual written agreement of the Company and Mr. Alapont. On February 15, 2008, subject to obtaining the approval of the Company’s shareholders, the Company entered into a new Stock Option Agreement with Mr. Alapont dated as of February 15, 2008 (the “New CEO Stock Option Agreement”). Subject to shareholder approval, the New CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of the Company’s Class A Common Stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of the Company’s Class A Common Stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The New CEO Stock Option Agreement provides for vesting as follows: 40% of the shares of Class A Common Stock subject to the Option are vested, and an additional 20% of the shares of Class A Common Stock subject to the Option shall vest on each of March 23, 2008, March 23, 2009 and March 23, 2010.

These transactions were undertaken to comply with Internal Revenue Code Section 409A in connection with the implementation of Mr. Alapont’s employment agreement. The grant of the CEO Option must be approved by the Company’s shareholders before December 31, 2008 in order to comply with Internal Revenue Code Section 162(m) and be fully tax deductible.

In 2007, approximately $6.9 million has been expensed relating to these options in accordance with Financial Accounting Standard 123(R). The Company based its determination of the amount of compensation expense associated with these stock options on the fair value calculated as of December 31, 2007 by an actuary. The main assumptions and related option-pricing models used by the Company along with the account expense information are reported in Footnote 20 in Item 8 of this report.

Other Benefits

The Named Executive Officers participate in various U.S. and non-U.S. benefit programs:

Retirement Plans

The Company maintains certain retirement benefit plans for all U.S.-based salaried employees, including a defined benefit pension plan and a 401(k) plan. The Company also provides certain additional plans with the intent of recruiting and retaining professional and executive talent. The additional retirement plans which cover one or more of the Named Executive Officers are detailed below.

Retirement Plan	Eligible Participants	Plan Benefit
Supplemental Executive Retirement Plan (SERP) This is not a U.S. tax-qualified plan	Employees who exceed U.S. mandated compensation limit for tax-qualified plans, including Mr. Alapont, Mr. Lynch, and Mr. Bowers.	Annual credits as of January 1, 2007 range from 1.5% to 9.0% of eligible earnings above the $225,000 government compensation limit for tax-qualified plans plus interest.

Supplemental Key Executive Retirement Plan (SKEPP), also known as the KEY Plan. This is not a U.S. tax-qualified plan.	Mr. Alapont and Mr. Lynch	This plan accrues for a target income replacement level from all Company sponsored plans of up to a maximum of 50% of final average income assuming the executive has attained age 62 and assuming he has earned 20 years of benefit service. The benefit is reduced for retirement earlier than age 62.

French executive defined benefit plan (Retraite Additive) This is not a U.S. tax-qualified plan.	Senior executives based in France, including Mr. Brunol	This plan accrues for a target income replacement of 5% of final average eligible compensation, regardless of years of service.

French executive defined contribution plan (Retraite Entreprises) This is not a U.S. tax-qualified plan.	Senior executives based in France, including Mr. Brunol	Company contributes 5% of eligible compensation to individual investment account. Payout is in the form of a quarterly pension.

Aubange, Belgium Pension Plan This is not a U.S. tax-qualified plan.	A defined benefit plan that covers employees of the Aubange, Belgium facility, including Mr. Dalleur.	Plan payout is a lump sum based on years of service times a multiplier. The Company and the Employees contribute toward plan funding.

Other Benefit Plans and Practices

The Named Executive Officers participate in benefits provided to other salaried employees in their resident countries such as medical, prescription drug and dental coverage, life insurance and disability insurance. Additional programs such as a benefit allowance, automobile allowance, tax preparation allowance and added liability insurance are noted following the Summary Compensation Table.

The Company offers a 401(k) plan for U.S.-based employees. The 401(k) plan provides that the Company matches 25% of the first 8% of the employee’s compensation contributed to the 401(k) plan. Due to U.S. compensation limits some executives do not receive the full benefit of the Company match on their 401(k) contributions. In these situations the amount of the benefit shortfall is calculated and paid directly to the executive as ordinary income. This payment is called the 401(k) excess payment.

Policy regarding 162(m) Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits the tax deductibility of annual compensation paid to senior executives to $1,000,000. However, performance based compensation can be excluded from the limit so long as it meets certain requirements.

Federal-Mogul’s incentive plans are not specifically designed to qualify under Section 162(m). Further, the MIP Uplift plan was put in place in lieu of a long term incentive plan and is viewed as an interim program. As such, it was not submitted to the Company’s shareholders for formal approval. This plan was, however, approved by the primary stakeholders in the Company’s chapter 11 proceedings.

Compensation Committee Report:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.

COMPENSATION COMMITTEE
Vincent J. Intrieri, Chairman
Keith A. Meister
David S. Schechter

The following table lists the major compensation items for the Named Executive Officers.

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus		(f) Option Awards		(g) Non-Equity Incentive Plan Compensation		(h) Change in Pension Value and Nonqualified- Deferred Compensation Earnings		(i) All Other Compensation		(j) Total
José Maria Alapont	2007	1,500,000	—		6,864,666	(1)	2,377,500	(2)	3,487,069	(3)	224,675	(4)	14,453,910
President and Chief Executive Officer	2006	1,500,000	—		—		3,415,500		4,140,395		185,814		9,241,709

G. Michael Lynch	2007	535,192	—		—		871,750	(5)	2,450	(6)	66,763	(7)	1,476,155
Executive Vice President and Chief Financial Officer	2006	550,000	—		—		882,750		570,847		63,296		2,066,893

Jean Brunol	2007	548,360	—		—		608,405	(8)	196,009	(9)	103,269	(10)	1,456,043
Senior Vice President, Business and Operations Strategy	2006	502,640	—		—		575,271		73,699		24,419		1,176,029

René Dalleur Senior Vice President, Vehicle Safety and Protection	2007	477,560	—		—		488,092	(11)	0	(12)	35,263	(13)	1,000,915

William Bowers	2007	400,000			—		460,600	(15)	65,280	(16)	41,291	(17)	967,171
Senior Vice President Sales and Marketing	2006	369,231	200,000	(14)	—		469,000		26,955		168,264		1,233,450

(1)	The amount shown in this column represents the recorded expense for the year ended December 31, 2007 for financial statement reporting purposes under the accounting rule FAS 123(R) for granted stock options. See Footnote 20 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of the assumptions used in calculating this amount. The Company also recorded compensation expense pertaining to the options which were to be issued pursuant to Mr. Alapont’s employment agreement of $5.6 million and $6.6 million for the years ended December 31, 2006 and 2005, respectively.
(2)	Mr. Alapont participates in the MIP and the MIP Uplift. The amount in column (g) for 2007 reflects a payout level of 106% for the MIP and 105% for the MIP Uplift, which is the payout level for all MIP Uplift participants. The objectives and their achievement and payout levels are detailed in the Incentive Payout Chart below.
(3)	With respect to the amount in Column (h), Mr. Alapont participates in the PRA and the SERP. As detailed in his employment contract, Mr. Alapont also participates in a key executive pension plan (the KEY Plan). Payments from the KEY Plan are offset by benefits under the PRA, the SERP and any pension benefits received from prior employers. Under the KEY Plan, Mr. Alapont receives four years of credited service for each year of employment with the Company.
(4)	With respect to the amount in Column (i), it reflects the following: the matching 401(k) plan contributions made by the Company; the 401(k) plan excess payment; the cost of tax preparation services; the cost of umbrella liability coverage; inclusion of spouse on business trips on the corporate aircraft; and a benefit allowance of $90,000, which is in lieu of automobile and other allowances. The Company 401(k) plan and the 401(k) plan excess payment are described above. The amount in column (i) also reflects tax reimbursement, or gross-up, payments consisting of $62,339 in 2007 and $60,875 in 2006.

(5)	Mr. Lynch participates in the MIP and the MIP Uplift. With respect to the 2007 amount in Column (g), it reflects a payout level of 106% in the MIP and 105% in the MIP Uplift. The objectives and their achievement and payout levels are detailed in the Incentive Payout Chart below.
(6)	With respect to the amount in Column (h), Mr. Lynch participates in the PRA and the SERP. Mr. Lynch also participates in a supplemental key executive pension plan (the SKEPP). Payments from the SKEPP are offset by benefits under the defined benefit plan, the SERP and any pension benefits received from prior employers for which he received service credit.
(7)	With respect to the amount in Column (i), it reflects the following: the matching 401(k) plan contributions made by the Company; the 401(k) plan excess payment; an automobile allowance equivalent to 4% of his annual salary; the cost of tax preparation services; the cost of umbrella liability coverage and a medical wellness allowance for Mr. Lynch and his spouse. The amount in column (i) reflects tax reimbursement, or gross-up, payments.
(8)	Mr. Brunol resides in France and is paid 400,000 Euro annually. For consistency, we show the U.S. dollar equivalent using the average Euro-U.S. dollar exchange rate for 2007 of 1.3709 and 1.2566 for 2006. Mr. Brunol participates in the MIP and the MIP Uplift. With respect to the 2007 amount in Column (i), this payment reflects a payout level of 106% for the MIP and 105% in the MIP Uplift. The objectives and their achievement and payout levels are detailed in the Incentive Payout Chart below.
(9)	With respect to the amount in Column (h), it reflects the fact that Mr. Brunol participates in a Company sponsored pension plan in France. The plan is intended to supplement aspects of the French social security system.
(10)	With respect to the amount in Column (i), it reflects the cost of umbrella liability coverage and the cost of a company vehicle provided to Mr. Brunol in France. The aggregate cost of the vehicle was $25,416 and $23,711 for the years 2007 and 2006 respectively.
(11)	Mr. Dalleur is a Belgium citizen working in Germany. He is paid 325,000 Euro annually. For consistency, we show the U.S. dollar equivalent using the average Euro-U.S. dollar exchange rate for 2007 of 1.3709. With respect to the amount in column (g), Mr. Dalleur participates in the MIP and the MIP Uplift. The 2007 payment reflects a payout level of 104% in the MIP and 105% in the MIP Uplift. The objectives and their achievement and payout levels are detailed in the Incentive Payout Chart below.
(12)	With respect to the amount in Column (h), Mr. Dalleur participates in the Aubange, Belgium defined benefit plan which covers all employees at the Aubange, Belgium facility. The present value of Mr. Dalleur’s accrued pension benefit declined between the years 2006 and 2007 as a result of the increase in the discount rate used to measure this pension liability.
(13)	With respect to the amount in Column (i), it reflects an automobile for his use in Germany of $34,273 and the cost of umbrella liability coverage.
(14)	With respect to the amount in column (d), this reflects a one time arrival bonus paid to Mr. Bowers as an incentive for Mr. Bowers to join the Company.
(15)	With respect to the 2007 amount in Column (g), Mr. Bowers participates in the MIP and the MIP Uplift. This payment reflects a 112% payout in the MIP and 105% payout in the MIP Uplift. The objectives and their achievement and payout levels are detailed in the Incentive Payout Chart below.
(16)	With respect to the amount in Column (h), Mr. Bowers participates in the PRA and the SERP.
(17)	With respect to the amount in Column (i), it reflects the following: a $150,000 in 2006 payment to cover all relocation expenses for Mr. Bowers and his family, the matching 401(k) contributions made by the Company, an automobile allowance equivalent to 4% of his paid annual salary; and the cost of umbrella liability coverage. The Company 401(k) Plan is described above. Additionally, the amount in column (i) reflects tax reimbursement, or gross-up, payments.

The following table outlines the ranges of potential payout for the two incentive plans covering the period January 1, 2007 through December 31, 2007. The actual achieved payout is reported in the Summary Compensation Table above.

Grants of Plan Based Awards

Name	Type of Award	Grant Date	Estimated Future Payments Under Non-Equity Incentive Plan Awards			All other Stock Awards: Number of Securities Underlying Options (#)	Exercise Price of Options Awards ($ / Share)	Grant Date Fair Value of Stock and Option Awards
			Threshold	Target	Maximum
José Maria Alapont	Annual Incentive Award Stock Options	January 1, 2007 December 27, 2007	$1,125,000	$2,250,000	$3,375,000	4,000,000	$19.50	$33,700,000

G. Michael Lynch	Annual Incentive Award	January 1, 2007	$412,500	$825,000	$1,237,500

Jean Brunol	Annual Incentive Award	January 1, 2007	$263,886	$527,772	$791,658

René Dalleur	Annual Incentive Award	January 1, 2007	$233,910	$467,820	$701,730

William Bowers	Annual Incentive Award	January 1, 2007	$210,000	$420,000	$630,000

The MIP and the MIP Uplift are based upon the same performance period (January 1 to December 31, 2007) and are described below.

	Amounts Actually Received Under Non-Equity Incentive Plan Awards
Name	Management Incentive Plan (MIP)	MIP Uplift
José Maria Alapont	$1,590,000	$787,500
G. Michael Lynch	$583,000	$288,750
Jean Brunol	$406,883	$201,522
René Dalleur	$324,355	$163,737
William Bowers	$313,600	$147,000

MIP and 2007 Payout

Under the terms of the MIP, a participant may receive an incentive within a range of 0% to 150% of his or her Target Incentive Award depending on performance of a series of objectives applied to the Company’s global business and the participant’s specific business unit. The payout minimums, maximums and curve are:

1.	Below 85% achievement of an objective results in a zero payout for that objective.

2.	85% achievement of an individual objective results in a 50% payout for that objective.

3.	Achievement between 85% and 100% results in increases to payout along a straight line curve.

4.	Achievement of 100% results in a 100% payout.

5.	Achievement above 100% but below 120% results in increases to payout along a straight line curve.

6.	Either 120% achievement or greater than 120% achievement of an individual objective results in a 150% payout for that objective, which is the maximum allowed payout.

7.	All objectives are measured independently of each other.

All participants are measured on strategic global and specific objectives, including increased Operational EBITDA, Free Cash Flow, worker safety, and increased sales. Other MIP objectives vary based on the executive’s job objectives and responsibilities. Performance objectives for the MIP are recommended by management and reviewed and approved by the Committee. The President and CEO makes recommendations for the other Named Executive Officers.

Payment under the MIP is not made until approved by the Committee. The President and Chief Executive Officer may reduce (or increase within the range limits of the MIP) an incentive payment based on his discretion. MIP Target Incentive Awards are set as a percentage of the participant’s salary and vary based on the participant’s level within the organization.

Mr. Alapont

Objective	Corporate Operational EBITDA	Corporate Free Cash Flow	New Business Bookings	Worker Safety and Quality – Combined	Total
Weighting of Objectives	50%	30%	10%	10%	100%
Achieved in 2007	100%	102%	111%	107%
Payout Level for 2007	100%	105%	128%	117%	106%

The Target MIP incentive for Mr. Alapont is 100% of his base annual salary. This calculation resulted in an achieved incentive in 2007 of 106% of his MIP Target Incentive Award.

Mr. Lynch

Objective	Corporate Operational EBITDA	Corporate Free Cash Flow	New Business Bookings	Worker Safety and Quality – Combined	Total
Weighting of Objectives	50%	30%	10%	10%	100%
Achieved in 2007	100%	102%	111%	107%
Payout Level for 2007	100%	105%	128%	117%	106%

The Target MIP incentive for Mr. Lynch is 100% of his base annual salary. This calculation resulted in an achieved incentive in 2007 of 106% of his MIP Target Incentive Award.

Mr. Brunol

Objective	Corporate Operational EBITDA	Corporate Free Cash Flow	Restructuring	Corporate Business Development	Total
Weighting of Objectives	50%	20%	10%	20%	100%
Achieved in 2007	100%	102%	100%	110%
Payout Level for 2007	100%	105%	100%	125%	106%

The Target MIP incentive for Mr. Brunol is 70% of his base annual salary. This calculation resulted in an achieved incentive in 2007 of 106% of his MIP Target Incentive Award.

Mr. Dalleur

Objective	Business Unit Operational EBITDA	Corporate Free Cash Flow	New Business Bookings	Restructuring	Inventory and Scrap – Combined	Worker Safety, Quality and Service – Combined	Total
Weighting of Objectives	40%	20%	10%	10%	10%	10%	100%
Achieved in 2007	106%	102%	102%	85%	192%	104%
Payout Level for 2007	115%	105%	105%	50%	120%	96%	104%

The Target MIP incentive for Mr. Dalleur is 70% of his base annual salary. This calculation resulted in an achieved incentive in 2007 of 104% of his MIP Target Incentive Award.

Mr. Bowers

Objective	Corporate Operational EBITDA	Corporate Free Cash Flow	New Business Bookings	Material Recovery and Profit Enhancement	Total
Weighting of Objectives	40%	20%	20%	20%	100%
Achieved in 2007	100%	102%	111%	111%
Payout Level for 2007	100%	105%	128%	128%	112%

The Target MIP incentive for Mr. Bowers is 70% of his base annual salary. This calculation resulted in an achieved incentive in 2007 of 112% of his MIP Target Incentive Award.

MIP Uplift

The MIP Uplift plan provides for a Target Award of one-half of the executive’s Target MIP Incentive Award. For example, an executive with a MIP Target Incentive Award of 70% would have a Target MIP Uplift Award of 35%. The MIP Uplift plan payout schedule and payout curve is the same as the MIP program (within a range of 0% to 150% of Target). The objectives of the 2007 MIP Uplift plan are the same for all participants and are described below. These objectives were selected as a balance between the desire to promote long-term global sustainable profitable growth and the fact that the plan is limited in its measurement to a one year period. Final payout is subject to approval by the Committee.

2007 MIP Uplift Objectives and Calculation (All Named Executive Officers)

Objective	Corporate Operational EBITDA	Corporate Free Cash Flow	New Business Bookings	Reduction of Manufacturing and Operating Expenses	Reduction in Sales, General and Administrative Expenses	Total
Objectives for All Named Executive Officers	40%	20%	10%	20%	10%	100%
Achieved in 2007	100%	102%	111%	100%	106%
Payout in 2007	100%	105%	128%	100%	115%	105%

The following table sets forth information concerning outstanding stock options held by one or more Named Executive Officers as of December 31, 2007.

2007 Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date(2)	Number of Shares or Units of Stock that Have Not Vested (#)(3)	Market Value of Shares or Units of Stock that Have Not Vested ($)
José Maria Alapont	12/27/07	1,600,000	2,400,000	$19.50	12/27/2014	N/A	N/A

(1)	This grant of options to purchase 4 million shares of Class A Common Stock was made on December 27, 2007. This option was repriced on February 14, 2008 to an exercise price of $29.75 per share. The December 27, 2007 option, as amended, was cancelled on February 15, 2008. A new grant, the CEO Option, was made on February 15, 2008 at an option exercise price of $19.50. These transactions were undertaken to comply with Internal Revenue Code Section 409A in connection with the implementation of Mr. Alapont’s employment agreement. The grant of the CEO Option must be approved by the Company’s shareholders before December 31, 2008 in order to comply with Internal Revenue Code Section 162(m) and be fully tax deductible.
(2)	In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014.
(3)	No other options were awarded in 2007 and no awards of stock or stock units have been made in 2007.

Pension Benefits

The following table outlines the pension programs in which the Named Executive Officers participate. Some cover all salaried employees of the location or country in which they are based and some programs involve additional benefits intended to retain executive talent.

Name	Plan	Number of Years of Credited Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
José Maria Alapont	Personal Retirement Account (PRA)(1)		$52,394
	Supplemental Executive Retirement Plan (SERP)(2)		$720,428
	Key Executive Pension Plan (KEY)(3)	11.34	$9,181,593

G. Michael Lynch	Personal Retirement Account (PRA)		$170,901
	Supplemental Executive Retirement Plan (SERP)		$742,296
	Supplemental Key Executive Pension Plan (SKEPP)	10.98	$3,492,516

Jean Brunol	French Executive Pension Plan (Retraite Additive)(4)	2.67	$310,009
	French Retirement Indemnity (a Statutory Plan)	2.67	$30,088

René Dalleur	Aubange Belgium Pension Plan(5)	20.42	$1,649,604

William Bowers	Personal Retirement Account (PRA)		$31,769
	Supplemental Executive Retirement Plan (SERP)		$58,204

(1)	Personal Retirement Account (PRA)

The PRA is a defined benefit pension plan that covers all salaried employees in the United States. Annual credits are made on behalf of the employee based on the employee’s age and eligible compensation is limited to the amount permitted under government regulations ($225,000 in 2007). Interest is also credited each year to the benefit based on U.S. government bond rates. Under the PRA, benefits are payable upon retirement to salaried employees in the form of a lump sum or monthly annuity, at the employee’s election. Accrued pension benefits for participants are expressed as an account balance.

PRA benefits are vested based on a graded five-year schedule for those hired before January 1, 2002. For those hired on or after January 1, 2002, benefits are vested on a five-year cliff schedule (changing to a three-year cliff schedule effective January 1, 2008). Amounts credited under the PRA in 2007 for the eligible Named Executive Officers are detailed in the Summary Compensation Table and its footnotes.

(2)	Supplemental Executive Retirement Account (SERP)

To make up for benefits lost due to the U.S. government cap on compensation eligible for tax-qualified plans, the Company also maintains the SERP, which pays additional pension benefits that would be paid under the PRA if the U.S. federal limits were not in effect. The SERP is a non-qualified defined benefit pension plan. Under the SERP, benefits are payable upon retirement to certain U.S. based executives in the form of a lump sum. Earnings are defined as an employee’s base salary plus overtime, commissions, incentive compensation, incentives and other variable compensation in excess of $225,000 in 2007.

Benefits are vested based upon attainment of age 55 and satisfying a five-year cliff-vesting schedule. Amounts credited under the SERP in 2007 for the eligible Named Executive Officers are detailed in the Summary Compensation Table under column h.

(3)	Key Executive Pension Plan (KEY) and Supplemental Key Executive Pension Plan (SKEPP)

In addition to the PRA and SERP, the Company maintains a Supplemental Key Executive Pension Plan (SKEPP). (In Mr. Alapont’s case, this plan is called the KEY Plan and is modified in a number of respects as described below.) The SKEPP is a non-tax qualified pension plan, the purpose of which is to provide a competitive pension benefit for a limited number of senior executives.

The SKEPP targets a pension benefit equal to 50% of an executive’s average compensation for the highest consecutive three-year period of the last five years before retirement. In order to receive the maximum SKEPP benefit, an executive must attain 20 years of service and be at least age 62 upon retirement. A reduced benefit will be paid to executives who have not attained these minimal levels. The target benefits are calculated taking into account benefits paid under the Company’s PRA, SERP and certain predecessor plans.

Annual compensation used for the SKEPP formula includes base salary and annual incentive compensation. The SKEPP grants credit for all years of pension service with the Company and under certain predecessor plans up to a combined maximum of 20 years of service.

Under the terms of Mr. Alapont’s employment agreement he is credited four years of service under the KEY Plan for every year of service with the Company. As of December 31, 2007, Mr. Alapont has 11.34 years of credited service under the KEY Plan.

If Mr. Alapont’s employment is terminated without cause, or due to death or disability, or if Mr. Alapont terminates employment for Good Reason, he is deemed to have earned twenty years of service and to be fully vested under the KEY Plan. “Good Reason” is defined below under the Severance section.

As part of his hiring agreement, Mr. Lynch was granted 3.4 years of service credited from his prior employer. Mr. Lynch has 10.98 years of credited service under this plan. Benefits from his prior employer’s plan will reduce his benefit from the SKEPP on a dollar-for-dollar basis.

Amounts credited under the SKEPP in 2007 for the eligible Named Executive Officers are detailed in the Summary Compensation Table under column h. There are no other U.S. non-qualified deferred compensation earnings other than the SERP and SKEPP/KEY Plan.

(4)	French Executive Pension Plans

Retirement annuities are the most common form of employee benefit liabilities in France. The benefit structure is mandated in the French Labor Code, covers all employees, and can be supplemented by company agreement or voluntary payments. The benefit is an annuity. The Company provides senior French executives with two additional retirement plans: a defined benefit plan and a defined contribution plan. The purpose of these plans is to provide a pension benefit for a limited number of senior executives that is competitive with pension benefits provided to senior executives at many major French companies. Mr. Brunol is the only Named Executive Officer who participates in these plans.

a.	French Defined Benefit Plan (“Retraite Additive”)

The Retraite Additive is a final salary plan targeting a pension benefit equal to 5% of the executive’s final compensation. There is no minimum service requirement and no vesting requirement, but the executive must be employed by the Company at the date of retirement under this plan. Annual compensation used for calculating the contributions to the defined benefit plan includes base salary. The amount credited in 2007 under the Retraite Additive in 2007 for Mr. Brunol is detailed in the Summary Compensation Table under column h.

b.	French Defined Contribution Plan (“Retraite Entreprises”)

The Pension Benefits table above does not reflect the present value of accumulated benefits under the Retraite Entreprises because it is a defined contribution plan. Under the Retraite Entreprises, the Company contributes 5% of base salary of the eligible executives into their individual retirement account. Benefits are payable on retirement in the form of a quarterly pension, with no vesting or minimum service requirements. Benefits are calculated based on the earnings accumulated in the fund at the time of retirement.

(5)	Aubange Pension Plan

The Aubange Pension Plan is a defined benefit pension plan that covers employees of the Aubange Belgium operation. Mr. Dalleur is the only Named Executive Officer who participates in this plan. With a normal retirement age of 65, the plan provides a lump-sum benefit payment at termination based upon salary and years of service. The maximum service under the plan for an executive is 25 years. From age 60 onwards, the benefit payment is calculated based on the average salary of the last 5 years prior to retirement, and the average ceiling over that same period. From age 60 onward, the benefit available under the plan is reduced by 5% annually for each year the employee receives payment prior to normal retirement age. Both the Company and the employee contribute to the benefit.

Change of Control Employment Agreements

The Company has entered into change of control employment agreements with Mr. Alapont and Mr. Lynch, with benefits of 36 months for each as described below. The Committee and the Company believe it is important to diminish the potential distraction to these executives from personal uncertainty and risks created by a pending or threatened Change of Control. Under the change of control employment agreements, Messrs. Alapont and Lynch, have employment terms of three years from the date of a change of control (the “employment period”). During this employment period, the executive’s position shall be at least commensurate in all material respects with those held during the 120-day period prior to the change of control. During the employment period, the executive is entitled to (i) an annual base salary equivalent to the base salary in the month immediately preceding the month in which the effective date of the change of control occurs, (ii) an annual cash bonus equal to at least to the executive’s target annual incentive bonus under the MIP as of the effective date of the change of control, (iii) participation in incentive, savings and retirement plans, (iv) welfare benefits, (v) fringe benefits, (vi) office and support staff and (vii) paid vacation, in the case of each of clauses (iii) — (vii), that is no less favorable, in the aggregate, than the most favorable of such plans or benefits provided to executive during the 120-day period immediately preceding the effective date of the change of control. No payment is made unless there is a Change of Control and the executive is terminated (other than for “cause”) or self terminated for “good reason” as described below.

Under the agreements entered into with the above officers a “Change of Control” is defined as any of the following events occurring within the three-year period following the Effective Date of the Plan (which period shall be extended for an additional three-year period on each anniversary of the Effective Date, unless the Company gives notice that it is not extending the three-year period, in which case the three-year period will run from the date any such notice is given):

1.	the acquisition by any individual, entity or group of 20% or more of the then outstanding shares of common stock or the combined voting power of the then outstanding voting securities of the Company;

2.	individuals who, as of the effective date of the plan of reorganization confirmed in the Company’s bankruptcy proceeding, constitute the Board cease for any reason to constitute at least a majority of the Board; or

3.	consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company.

The change of control employment agreements provide that the executive will receive certain severance benefits and payments upon the occurrence of the following two events:

1.	a Change of Control occurs, and

2.	the Named Executive Officer is terminated by the Company without “Cause” (as defined below) or the Named Executive Officer terminates the agreement for “Good Reason” (as defined below).

Under these change of control employment agreements, the Change of Control benefits are:

1.	the executive’s base salary through the date of termination and a pro rated portion of his target annual incentive bonus under the MIP;

2.	a lump-sum cash amount equal to three times the executive’s base salary and three times the Named Executive Officer’s target annual incentive as of the termination date or, if greater, the Named Executive Officer’s target annual incentive as of the date of the Change of Control;

3.	the excess of the actuarial equivalent of the benefit he would receive under the PRA and any supplemental retirement plan, including the SERP and the SKEPP (and KEY Plan), if his employment continued for three years after the date of termination, over the actuarial equivalent of any amount paid or payable under the PRA or such supplemental retirement plans as of the date of termination;

4.	the continuation of benefits under the welfare benefit plans, programs, practices and policies of the Company for three years; and

5.	outplacement services of up to $60,000.

Subject to certain exceptions, the Named Executive Officer will also receive a “gross-up” payment as reimbursement of any federal excise taxes payable. As part of the change of control employment agreement, the Named Executive Officers agree to a non-competition covenant applicable for one year following the termination of his employment after a Change of Control.

If the net after-tax benefit to the executive of all payments or distributions by the Company is not greater than the net after-tax benefit of a reduction of the benefits to prevent the imposition of any applicable federal excise tax, the benefits under the change of control employment agreement will be reduced to prevent the imposition of the excise tax.

Under these change of control employment agreements “Good Reason” means:

1.	the assignment to the executive of duties that result in reduction of the executive’s position, authorities, duties or responsibilities;

2.	failure of the Company to comply with the compensation provisions of the agreement covering base salary, annual incentive plans and providing retirement plans and welfare plans for the executive;

3.	the Company’s requiring the executive to be based at any office other than that provided in the agreement or to travel substantially more than immediately prior to the Change of Control;

4.	any termination of the executive’s employment other than provided for in the Change of Control agreement or

5.	any failure of the Company to require any successor to comply with the change of control employment agreement.

Under these change of control employment agreements, “Cause” means:

1.	the willful and continued failure of the executive to perform substantially the Executive’s duties with the Company; or

2.	the willful engaging by the executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

Severance

Mr. Alapont’s employment agreement provides that if he is terminated by the Company without Cause (as defined below) he will receive a lump sum payment of:

1.	any base salary or vacation pay due through his date of termination;

2.	an amount equal to two times his annual base salary and two times his MIP target; and

3.	a payout of any other benefits he may be entitled to receive under any Company program for which he is eligible.

In addition, any unvested options under the CEO Option become vested. All vested options may be exercised not more than 90 days after termination of his employment. As mentioned above, Mr. Alapont would also vest in the KEY Plan benefits and be credited with twenty years of service under that plan.

Under the terms of Mr. Alapont’s employment agreement, “Cause” means:

1.	conviction of, plea of guilty to, or plea of nolo contendere to any felony;

2.	conviction of, plea of guilty to, or plea of nolo contendere to any misdemeanor or other crime involving fraud, dishonesty or moral turpitude;

3.	intentional violation of the Company’s integrity policy;

4.	breach of the terms of his employment agreement; or

5.	intentional neglect of a request by a majority of the Company’s board of directors, which results in material corporate damage.

Prior to any termination for Cause, the Company must make a written demand on Mr. Alapont, and Mr. Alapont shall have ten days after receiving such notice to cure any failure.

If Mr. Alapont terminates his employment for Good Reason, he will receive the same severance benefits as in a termination by the Company without cause.

Under the terms of Mr. Alapont’s employment agreement “Good Reason” means:

1.	failure of the Company to comply with the compensation provisions of Mr. Alapont’s employment agreement;

2.	failure of the Successor Company to grant Mr. Alapont the stock options described above (or equivalent benefits); and/or

3.	a material change to Mr. Alapont’s duties that result in a diminution of his roles.

If the Company does not cure the issue within ten days of notice by Mr. Alapont, he may elect to terminate employment for Good Reason and will be entitled to the severance payments.

If Mr. Alapont’s employment terminates because of death or disability, he, his estate or his beneficiary will receive:

1.	any base salary or vacation pay due through the date his employment is terminated;

2.	all benefits due under the Supplemental Key Executive Pension Plan (Key Plan) assuming he attained the full 20 years of credited service and full vesting; and

3.	immediate vesting of all options under Mr. Alapont’s stock option grant described above.

The Company also has a Severance Agreement with Mr. Lynch. Under this agreement, if Mr. Lynch is terminated by the Company without “Cause,” he will receive the following benefits:

1.	base salary through the date of termination, a pro rated portion of his target annual incentive bonus under the MIP and any accrued but unpaid vacation pay;

2.	a lump-sum cash amount equal to 24 months of base salary and 24 months of his target MIP incentive as of the date of termination or, if greater, his target MIP incentive as of the date of the Severance Agreement, and

3.	continuation of benefits under the Company welfare benefit plans, practices, policies and programs for 24 months.

Under the terms of Mr. Lynch’s employment agreement, “Cause” means:

1.	continued failure substantially to perform his duties with the Company or one of its affiliates for a period of 10 days following written notice by the Company of such failure;

2.	conviction of, plea of guilty to, or plea of nolo contendere to, a crime constituting a felony;

3.	willful malfeasance or willful misconduct in connection with his duties with the Company or one of its affiliates;

4.	any act or omission involving moral turpitude which is reasonably likely to be injurious to the financial condition or business reputation of the Company or any of its affiliates;

5.	any other act or omission including any act or omission involving dishonesty, which is injurious to the financial condition or business reputation of the Company or any of its affiliates; or

6.	breach of the confidentiality provisions of the Severance Agreement.

As a condition to the receipt of such benefits, Mr. Lynch would be required to provide the Company with a general release waiving his rights to sue under various U.S. employment laws and agree not to compete with the Company during the one-year period following the effective date of the required release and non-competition agreement. A termination of Mr. Lynch’s employment that would trigger change of control employment agreement benefits would mean that Mr. Lynch is not entitled to any payments or benefits under the Severance Agreement.

The following table summarizes the value of potential payments and benefits under various termination circumstances.

Potential Payments Upon Termination or Change of Control

Name	Value if Involuntarily Terminated Without Cause	Value if Voluntarily Terminated by Executive for Good Reason	Value if Terminated Due to Death or Disability	Value if Involuntarily Terminated following a Change of Control
José Maria Alapont(1)	$38,277,692	$38,277,692	$30,777,692	$50,240,774
G. Michael Lynch(2)	$2, 811,298		$2,811,298	$3,981,095
Jean Brunol(3)	$1,703,385			$1,703,385
René Dalleur(4)	$1,782,170			$1,782,170
William Bowers(5)	$680,000			$680,000

1.	In accordance with his employment agreement, termination benefits for Mr. Alapont include a payment of two times his annual salary and annual incentive target, if he is terminated for reasons other than for cause. “For cause” is defined in the discussion above. In addition, Mr. Alapont becomes fully vested in the KEY Plan and becomes fully vested in the CEO Option. In the event of a material change in Mr. Alapont’s duties that result in a reduction of his position he may give notice of Termination for Good Reason. If the cause of the reduction is not resolved, he will receive the same benefit as if involuntarily terminated. Further details are provided in the discussion above.

If Mr. Alapont is terminated following a Change of Control, as described above, he will receive a payment of three times his annual salary and three times his annual incentive target, plus continuation of health and life insurance for 36 months and additional retirement benefits, as if he had continued to work for 36 more months at his current salary. The amount includes $60,000 for outplacement services.

If Mr. Alapont’s employment terminates because of death or disability, he, his estate or his beneficiary will receive: (a) any base salary or vacation pay due through his date of termination; (b) all benefits due under the KEY Plan assuming he attained the full 20 years of credited service and full vesting; (c) immediate vesting of all options under Mr. Alapont’s stock option grant described above.

2.	Mr. Lynch is covered by a Severance Agreement which provides a benefit of two times his annual salary and two times his annual incentive target, plus continuation of health and life insurance for 24 months, if he is involuntarily terminated for a reason other than cause (including death or disability). “For cause” is defined in the discussion above. If a Change in Control has not occurred, Mr. Lynch will not receive severance payments in the event he voluntarily terminates due to a change in responsibilities.

If Mr. Lynch is terminated following a Change in Control, as described above, he will receive three times his annual salary and three times his annual incentive target, plus continuation of health and life insurance for 36 months and additional retirement benefits, as if he had continued to work for 36 more months at his current salary. The amount includes $60,000 for outplacement services.

3.	Under his employment contract, Mr. Brunol is entitled to eighteen months of salary and benefits, if terminated for reasons other than cause. Mr. Brunol does not receive any severance benefits, if he voluntarily terminates his employment for any reason (except as may otherwise be provided under mandatory provisions of French law applicable to all employees.) and receives no additional benefit, if he is terminated following a Change of Control.

4.	Mr. Dalleur is covered by Belgium law which requires, based upon his service, a severance benefit of 48 months of base salary.

5.	With respect to Mr. Bowers, his employment agreement provides that in the event of involuntary termination, for reasons other than cause, he will receive twelve months salary and an amount equal to his annual target incentive.

The following table summarizes the payments and benefits received by the members of the Board of Directors during the period January 1, 2007 through December 31, 2007.

Director Compensation

Name(1)	Fees earned or Paid in Cash	All Other Compensation	Total(6)
John J. Fannon(2)	$87,823		$87,823
Paul S. Lewis(3)	$71,658		$71,658
Shirley D. Peterson	$73,537		$73,537
John C. Pope(4)	$150,186		$150,186
Sir Geoffrey H. Whalen(5)	$74,220		$74,220

1.	Non-employee independent directors of the Predecessor Company receive a retainer of $35,000 per year. They also receive $1,500 for each meeting of the Board of Directors and $1,000 for each Committee meeting they attend.
2.	Mr. Fannon, as Chairman of the Compensation Committee, received an additional annual retainer of $10,000.
3.	Mr. Lewis, as Chairman of the Pension Committee, received an additional annual retainer of $5,000.
4.	Mr. Pope, as Lead Director, received an additional fee of $45,000 and as Chairman of the Audit Committee, received an additional annual retainer of $20,000.

5.	Sir Geoffrey, as Chairman of the Governance and Nominating Committee, received an additional annual retainer of $5,000.
6.	Members of the Board of Directors do not have a Company sponsored pension plan. No stock options, equity or bonus awards were granted to the non-employee directors in 2007.

Compensation Committee Interlocks and Insider Participation

During 2007, Messrs. Fannon, Lewis, Peterson, Pope and Whalen served as members of the Compensation Committee. No member of the Compensation Committee was an employee or former employee of the Company or any of its subsidiaries, or had any relationship with the Company requiring disclosure herein.

During the last year, no executive officer of the Company served as: (i) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee of the Company; (ii) a director of another entity, one of whose executive officers served on the Compensation Committee of the Company; or (iii) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of common stock, beneficially owned by all persons known by the Company to own beneficially more than 5% of the Company’s common stock, the Company’s directors, the Named Executive Officers, and the directors and officers as a group, as of February 29, 2008. The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority.

Name and address(1)	Beneficial Ownership(2)		Percent of Class
Thornwood Associates Limited Partnership	75,241,924	(3)	74.86%
Deutsche Bank AG	6,158,050	(4)	6.13%
Nineteen Eighty-Nine, LLC	5,864,455	(5)	5.84%
José Maria Alapont	2,400,000	(6)	2.39%
William S. Bowers	—		—
Jean Brunol	—		—
René L. F. Dalleur	—		—
G. Michael Lynch	239	(7)	*
Carl C. Icahn	75,276,722	(8)	74.90%
Vincent J. Intrieri	—		—
Keith A. Meister	—		—
David S. Schechter	—		—
James H. Vandenberghe	—		—
George Feldenkreis	60,000		*
J. Michael Laisure	—		—
All Directors and Officers as a group, 26 persons	77,737,865	(7)	77.35%

*	Represents less than 1% of the outstanding common stock
(1)	Unless otherwise set forth in the following table, the address of each beneficial owner is c/o Federal-Mogul Corporation, 26555 Northwestern Highway, Southfield, Michigan 48033.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes options and warrants that are exercisable within 60 days of February 29, 2008.

Percentages for each beneficial owner are based on 100,500,000 shares outstanding as of the close of business on February 29, 2008. Shares issuable upon exercise of outstanding options and warrants are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite such stockholder’s name.

(3)	Based solely upon information contained in a Schedule 13D filed with the SEC on January 7, 2008, as amended by Amendment No.1 to the Schedule 13D filed with the SEC on February 27, 2008, Thornwood Associates Limited Partnership (“Thornwood”), of which Barberry Corp., an entity 100% controlled by Mr. Icahn, is the general partner, has sole voting and dispositive power with respect to 75,241,924 shares of Class A Common Stock. As reported under Amendment No.1 to the Schedule 13D filed by Thornwood with the SEC on February 27, 2008, an affiliate of Thornwood has been a party to various agreements with Nineteen Eighty-Nine, LLC (“1989”) relating to the purchase and sale of securities of the Company and the Company’s predecessor. An affiliate of Thornwood has offered to permit 1989 to purchase 5,864,455 of the shares acquired by Thornwood pursuant to the Stock Option Agreement dated December 27, 2007 among the Company, the U.S. Asbestos Trust and Thornwood (the “Stock Option Agreement”) at the same price as was paid by Thornwood under the Stock Option Agreement. As reported under such Amendment No. 1, if that opportunity is fully exercised by 1989, Thornwood’s beneficial ownership of the Company’s Class A Common Stock would be decreased to 69,377,468 shares, representing approximately 69.38% of the Company’s outstanding common stock. The address for Thornwood is White Plains Plaza, 445 Hamilton Avenue, Suite 1210, White Plains, New York 10601.
(4)	Based solely upon information contained in a Schedule 13G filed with the SEC on February 8, 2008, Deutsche Bank AG has sole voting and dispositive power with respect to 6,158,050 shares of Class A Common Stock. Deutsche Bank AG’s beneficial ownership includes 5,923,025 shares of Class A Common Stock held of record by Deutsche Bank Securities Inc. and 235,025 shares of Class A Common Stock held of record by Deutsche Bank AG, London Branch. Deutsche Bank Securities Inc. and Deutsche Bank AG, London Branch are subsidiaries of Deutsche Bank AG. The address for Deutsche Bank AG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.
(5)	Based solely upon information contained in a Schedule 13D filed with the SEC on February 13, 2008, Nineteen Eighty-Nine, LLC states that it has the right to acquire 5,864,455 of the shares of Class A Common Stock acquired by Thornwood upon exercise of its options under the Stock Option Agreements. In addition, an affiliate of 1989, Amalgamated Gadget, L.P. (“Amalgamated”) beneficially owns (i) 48,805 shares of Class A Common Stock held by R2 Investments, LDC and (ii) warrants to purchase 62,003 shares of Class A Common Stock that may be immediately exercised; Amalgamated has sole voting and dispositive power over these shares and options. The address for 1989 and Amalgamated is 301 Commerce Street, Suite 3200, Fort Worth, Texas 76102.
(6)	Mr. Alapont holds options to purchase Class A Common Stock pursuant to the Stock Option Agreement dated February 15, 2008 between Mr. Alapont and the Company. Subject to shareholder approval, Mr. Alapont has the right to purchase 1,600,000 shares of Class A Common Stock immediately, and will have the right to purchase an additional 800,000 shares of Class A Common Stock within 60 days of February 29, 2008.
(7)	Includes warrants to purchase shares of Class A Common Stock that are immediately exercisable.
(8)	Mr. Icahn is the indirect beneficial owner of 75,241,924 shares of Class A Common Stock owned by Thornwood, an entity controlled by Mr. Icahn through his 100% ownership of Barberry Corp., which is the general partner of Thornwood. Mr. Icahn also may be deemed to be the beneficial owner of 34,798 shares of Class A Common Stock owned by Ms. Gail Golden, the spouse of Mr. Icahn. Mr. Icahn disclaims beneficial ownership of the shares owned by Ms. Golden for all purposes. As indicated in footnote (3) above, an affiliate of Thornwood has offered to permit 1989 to purchase 5,864,455 of the shares acquired by Thornwood pursuant to the Stock Option Agreement. If that opportunity is fully exercised by 1989, Mr. Icahn’s beneficial ownership of the Company’s Class A Common Stock would be decreased accordingly.

Equity Compensation Plan Information

The Company does not currently have any equity compensation plans, other than the CEO Option issued to Mr. Alapont which is subject to shareholder approval as described above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Certain Relationships and Related Transactions

Based on a review of the questionnaires that our directors and employees subject to Section 16 of the Exchange Act of 1934 completed and a review of our internal records on any related person that were identified in such questionnaires, we have determined that there are no related party transactions in excess of $120,000, since the beginning of 2007 or currently proposed, involving the Company, other than as follows:

(1) Mr. Vandenberghe is a director and executive officer of Lear, as described above;

(2) Mr. Bond, who was a member of our board of directors from January 23, 2008 through February 25, 2008, is a partner, certified public accountant and financial advisor with Bederson & Company LLP (“Bederson”). In 2007, the Company did not directly engage Bederson for services, but the legal representative for future asbestos claimants in the Chapter 11 proceedings of the predecessor to the Company retained Bederson as a financial advisor. Pursuant to court orders and in accordance with the procedures regarding payment of professionals, the predecessor to the Company was required to pay Bederson’s fees for its services to the legal representative for future asbestos claimants in an amount of approximately $409,000 during 2007; and

(3) Icahn Sourcing LLC (“Icahn Sourcing”) is an entity formed and controlled by Carl C. Icahn, the Chairman of the Company’s Board, in order to leverage the potential buying power of a group of entities with which Mr. Icahn either owns or otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors, and the Company is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement and Icahn Sourcing neither sells to nor buys from any member of the buying group. The Company has purchased a variety of goods and services as a member of the buying group at prices and on terms that it believes are more favorable than those which would be achieved on a stand-alone basis.

Although the Company does not currently have a formalized policy specifically regarding the review, approval or ratification of transactions with related persons in excess of $120,000 as defined under Item 404(a) of Regulation S-K, our Integrity Policy prohibits our employees and associates from participating in transactions involving conflicts of interest and requires disclosure of any potential conflicts of interest, as well as approval of the acceptance of any position as an officer or director of outside business concerns. In addition, pursuant to the Company’s Corporate Governance Guidelines, each director is required to disclose to the board of directors any financial interest or personal interest that he or she has in any contract or transaction that is being considered by the board of directors for approval. If a director has a personal interest in a matter before the board of directors, the director must disclose the interest to the board of directors, excuse himself or herself from participation in the discussion and not vote on the matter.

Director Independence

In evaluating director independence, the Company has adopted the definition set forth in Rule 4200 of the NASDAQ Marketplace Rules. The Company’s board of directors, taking into consideration the relationships described in the Certain Relationships and Related Transactions section above, has determined that of the

Company’s current directors, George Feldenkreis, J. Michael Laisure, Neil Subin, and James H. Vandenberghe are independent of management. The Company’s board of directors has also determined that of the individuals who served as directors during 2007, Albert J. Baciocco, John J. Fannon, Paul S. Lewis, W. Howard Morris, Lyndon L. Olson, Jr., Shirley D. Peterson, John C. Pope, and Geoffrey H. Whalen C.B.E. were independent of management.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services:

	Year Ended December 31
	2007	2006
	(Millions of Dollars)
Audit fees(1)	$6.8	$7.4
Audit-related fees(2)	1.6	2.7
Tax fees(3)	7.6	6.7

Total	$16.0	$16.8

(1)	Audit fees: Services under this caption include consolidated financial statement audit fees, internal control over financial reporting audit fees, domestic subsidiary financial statement audit fees, international statutory audit fees, and fees related to the audit of fresh-start reporting.
(2)	Audit-related fees: Services under this caption include accounting assistance and employee benefit plan audits.
(3)	Tax fees: Services under this caption include statutory compliance, expatriate compliance and tax advisory services.

Audit Committee’s Pre-Approval Policies and Procedures:

The Company’s independent accountants are directly accountable to the audit committee pursuant to its charter. Accordingly, the audit committee’s responsibilities include pre-approving the services of the independent accountant. The audit committee’s policy is to review and pre-approve all audit and permissible non-audit services, as deemed appropriate. For the years ended December 31, 2007 and 2006, all audit and permissible non-audit services provided by the Company’s independent accountants were pre-approved by the Predecessor Company’s audit committee for the period ending on the Effective Date, December 27, 2007, and, upon the first meeting of the audit committee of the Successor Company, all audit and permissible non-audit services for periods subsequent to the Effective Date were ratified by the audit committee of the Successor Company.

Audit committee pre-approval is granted based upon the nature of the service and the related cost to provide such service. Pre-approval for services is generally not extended for periods in excess of one year. In assessing pre-approval requests, the audit committee considers whether such services are consistent with the auditor’s independence; whether the independent accountant may provide a higher quality or more efficient service based upon its understanding and familiarity with the Company’s business; and whether performing the service would enhance the independent accountant’s audit quality. The audit committee chairman may individually pre-approve such services between scheduled meetings of the audit committee up to a threshold of $200,000, provided that the full audit committee reviews and approves the service at the next scheduled meeting. Full audit committee pre-approval is required for proposed services in excess of $200,000.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements

Financial statements filed as part of this Annual Report on Form 10-K are listed under Part II, Item 8 hereof.

2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Financial Statements and Schedules Omitted

Schedules other than the schedule listed above are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Column A	Predecessor
	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period	Fresh-Start Adjustments	Successor Company
	(Millions of Dollars)
Year ended December 31, 2007:
Valuation allowance for trade receivables	$29.2	$1.2	$—		$(6.4	)(1)	$24.0	$(24.0)	$—
Reserve for inventory valuation	66.3	5.2	—		(13.6	)(2)	57.9	(57.9)	—
Valuation allowance for deferred tax assets	1,607.6	(100.1)	(30.5)		(669.4)		807.6	(323.7)	483.9
Year ended December 31, 2006:
Valuation allowance for trade receivables	$43.1	$(0.9)	$—		$(13.0	)(1)	$29.2
Reserve for inventory valuation	63.8	13.3	—		(10.8	)(2)	66.3
Valuation allowance for deferred tax assets	1,143.3	705.8	(241.5	)(3)	—		1,607.6
Year ended December 31, 2005:
Valuation allowance for trade receivables	$57.9	$4.3	$—		$(19.1	)(1)	$43.1
Reserve for inventory valuation	70.7	5.6	—		(12.5	)(2)	63.8
Valuation allowance for deferred tax assets	1,122.9	138.0	(117.6)		—		1,143.3

(1)	Uncollectible accounts charged off net of recoveries.
(2)	Obsolete inventory charged off.
(3)	Changes related to deferred tax assets on postemployment benefit liabilities, net of currency translation.

15(b). Exhibits

The Company will furnish upon request any of the following exhibits upon payment of the Company’s reasonable expenses for furnishing such exhibit.

2.1	Agreement and Plan of Merger dated as of December 11, 2007 between Federal-Mogul Corporation and New Federal-Mogul Corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 11, 2007.)

3.1	The Company’s Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

3.2	The Company’s Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

4.17	Federal-Mogul U.S. Asbestos Personal Injury Trust Agreement by and among the Company, the Future Claimants Representative, the Official Committee of Asbestos Claimants, the Trustees, Wilmington Trust Company, and the members of the Trust Advisory Committee, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

4.18	Registration Rights Agreement dated as of December 27, 2007 by and among the company, Thornwood Associates Limited Partnership and the Federal-Mogul Asbestos Personal Injury Trust (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.3	Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.) †

10.4	Description of Umbrella Excess Liability Insurance for the Senior Management Team. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.)

10.20	Amended and Restated Federal-Mogul Supplemental Key Executive Pension Plan dated January 1, 1999 and Restated February 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.) †

10.21	Master Services Agreement for Finance & Accounting Services dated September 30, 2004 between the Company and International Business Machines Corporation (Incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2004.)

10.22	Employment Agreement dated February 2, 2005 between the Company and José Maria Alapont. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.) †

10.23	Federal-Mogul Corporation Key Executive Pension Plan for José Maria Alapont. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.) †

10.24	Form of Change in Control Employment Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 2, 2005.) †

10.25	Agreement between the Company, T&N Limited, the other Plan Proponents, High River Limited Partnership, the Administrators and the Pension Protection Fund dated September 26, 2005 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005.)

10.30	Amendment No. 1 to Credit and Guaranty Agreement dated as of June 28, 2006 between the Company and certain subsidiaries in favor of Citicorp USA, Inc., as administrative agents (Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.31	Amendment No. 2 to Credit and Guaranty Agreement dated as of November 30, 2006 between the Company and certain subsidiaries in favor of Citicorp USA, Inc., as administrative agents (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

10.32	Employment Contract dated April 20, 2005 between Federal Mogul Services, Eurl and Jean Brunol. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.) †

10.33	Stock Option Agreement by and among the Company, the Federal-Mogul Asbestos Personal Injury Trust, and Thornwood Associates Limited Partnership, dated December 27, 2007 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.34	Lockup Agreement by and among the Company, the Federal-Mogul Asbestos Personal Injury Trust, and Thornwood Associates Limited Partnership, dated December 27, 2007 (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.35	Warrant Agreement by and between the Company and Mellon Investor Services LLC, dated December 27, 2007 (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.36	Stock Option Agreement by and between the Company and José Maria Alapont dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated December 27, 2007.) †

10.37	Amendment No. 1 to Stock Option Agreement between the Company and José Maria Alapont dated February 14, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 14, 2008.) †

10.38	Stock Option Agreement by and between the Company and José Maria Alapont dated as of February 15, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 22, 2008.)

10.39	Deferred Compensation Agreement by and between the Company and José Maria Alapont dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.40	Term Loan and Revolving Credit Agreement by and among the Company, as Borrower, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.41	Tranche A Term Loan Agreement by and among the Company, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.42	Indenture by and among the Company, Guarantors therein and U.S. Bank National Association, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.43	$140 Million Loan Agreement by and between the Company and the Federal-Mogul Asbestos Personal Injury Trust, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.44	$125 Million Loan Agreement by and between the Company and the Federal-Mogul Asbestos Personal Injury Trust, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

*10.45	Amended and Restated Employment Agreement dated as of June 18, 2002 between the Company and George Michael Lynch. †

*10.46	Severance Agreement dated as of June 18, 2002 between the Company and George Michael Lynch. †

*21	Subsidiaries of the Registrant.

*24	Powers of Attorney.

*31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14

*31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*	Filed Herewith
†	Management contracts and compensatory plans or arrangements.

15(c). Separate financial statements of affiliates whose securities are pledged as collateral.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION

By	/s/ G. MICHAEL LYNCH
(Principal Financial Officer)

Date March 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

/s/ JOSÉ MARIA ALAPONT José Maria Alapont	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2008

/s/ G. MICHAEL LYNCH G. Michael Lynch	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2008

/s/ ALAN HAUGHIE Alan Haughie	Vice President and Controller (Principal Accounting Officer)	March 10, 2008

* George Feldenkreis, Vincent J. Intrieri, J. Michael Laisure, Keith A. Meister, David S. Schechter, Neil S. Subin, and James H. Vandenberghe	Directors	March 10, 2008

*By	/s/ ROBERT L. KATZ
(Robert L. Katz, Attorney-in-fact)