Form 10-Q
period 2008-03-31
FEDERAL MOGUL CORP
filed 2008-04-22
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 000-52986

FEDERAL-MOGUL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	20-8350090
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

26555 Northwestern Highway, Southfield, Michigan	48033
(Address of principal executive offices)	(Zip Code)

(248) 354-7700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]    No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [    ]        Accelerated filer  [ X ]        Non-accelerated filer  [    ]        Smaller Reporting Company  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [    ]    No  [ X ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

Yes  [ X ]    No  [    ]

As of April 18, 2008, there were 100,500,000 outstanding shares of the registrant’s $0.01 par value Class A common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2008

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Successor	Predecessor
	Three Months Ended March 31
	2008	2007
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,859.2	$1,716.5
Cost of products sold	(1,592.8)	(1,408.7)

Gross margin	266.4	307.8
Selling, general and administrative expenses	(208.7)	(206.9)
Interest expense, net	(48.2)	(50.0)
Amortization expense	(16.1)	(4.6)
Chapter 11 and U.K. Administration related reorganization expenses	(9.8)	(13.6)
Equity earnings of unconsolidated affiliates	8.7	7.9
Restructuring expense, net	(1.7)	(16.1)
Other income (expense), net	(2.5)	11.1

Income (loss) before income tax expense	(11.9)	35.6
Income tax expense	(19.6)	(31.1)

Net income (loss)	$(31.5)	$4.5

Basic and diluted income (loss) per common share	$(0.31)	$0.05

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	Successor
	(Unaudited) March 31 2008	December 31 2007
	(Millions of dollars)
ASSETS
Current assets:
Cash and equivalents	$764.4	$425.4
Accounts receivable, net	1,268.0	1,095.9
Inventories, net	1,067.5	1,074.3
Prepaid expenses and other current assets	322.0	526.4

Total current assets	3,421.9	3,122.0

Property, plant and equipment, net	2,141.0	2,061.8
Goodwill and indefinite-lived intangible assets	1,850.2	1,852.0
Definite-lived intangible assets, net	300.7	310.0
Other noncurrent assets	531.4	520.5

	$8,245.2	$7,866.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$123.3	$117.8
Accounts payable	710.2	726.6
Accrued liabilities	483.0	496.0
Current portion of postemployment benefit liability	62.3	61.2
Other current liabilities	197.2	167.3

Total current liabilities	1,576.0	1,568.9

Long-term debt	2,811.4	2,517.6
Postemployment benefits	966.9	936.9
Long-term portion of deferred income taxes	340.3	331.4
Other accrued liabilities	287.6	300.3
Minority interest in consolidated subsidiaries	98.1	87.5

Shareholders’ equity:
Common stock	1.0	1.0
Additional paid-in capital, including warrants	2,122.7	2,122.7
Accumulated deficit	(31.5)	—
Accumulated other comprehensive income	72.7	—

Total shareholders’ equity	2,164.9	2,123.7

	$8,245.2	$7,866.3

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
	Three Months Ended March 31
	2008	2007
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income (loss)	$(31.5)	$4.5
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	88.4	83.9
Cash received from 524(g) Trust	225.0	—
Change in postemployment benefits, including pensions	(9.7)	(16.5)
Change in deferred taxes	1.8	(1.8)
Changes in operating assets and liabilities:
Accounts receivable	(138.8)	(143.9)
Inventories	18.5	(5.8)
Accounts payable	(42.9)	43.8
Changes in other assets and liabilities	4.9	85.7

Net Cash Provided From Operating Activities	115.7	49.9

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(64.1)	(54.7)
Payments to acquire business	(4.7)	—
Net proceeds from the sale of property, plant and equipment	2.6	16.9

Net Cash Used By Investing Activities	(66.2)	(37.8)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on exit facility	2,082.0	—
Repayment of Tranche A, Revolver and PIK Notes	(1,798.2)	—
Proceeds from borrowings on DIP credit facility	—	90.0
Principal payments on DIP credit facility	—	(88.1)
Increase (decrease) in short-term debt	(6.3)	9.4
Increase (decrease) in other long-term debt	9.9	(1.2)
Payments on factoring arrangements	(2.4)	(58.7)
Debt issuance fees	(0.3)	(0.3)

Net Cash Provided From (Used By) Financing Activities	284.7	(48.9)

Effect of foreign currency exchange rate fluctuations on cash	4.8	1.5

Increase (decrease) in cash and equivalents	339.0	(35.3)

Cash and equivalents at beginning of period	425.4	359.3

Cash and equivalents at end of period	$764.4	$324.0

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2008

1.	BASIS OF PRESENTATION

Interim Financial Statements: The predecessor to Federal-Mogul Corporation, (the “Predecessor Company”, “Predecessor Federal-Mogul” or the “Predecessor”) and all of its then-existing wholly-owned United States subsidiaries (“U.S. Subsidiaries”) filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 1, 2001 (the “Petition Date”), certain of the Predecessor Company’s United Kingdom subsidiaries (together with the U.S. Subsidiaries, the “Debtors”) also filed voluntary petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court. On November 8, 2007, the Bankruptcy Court entered an Order (the “Confirmation Order”) confirming the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) and entered Findings of Fact and Conclusions of Law regarding the Plan (the “Findings of Fact and Conclusions of Law”). On November 14, 2007, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. On December 27, 2007, the Plan became effective in accordance with its terms (the “Effective Date”). On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (also referred to as “Federal-Mogul”, the “Company”, the “Successor Company”, or the “Successor”).

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

In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the Company was required to adopt fresh-start reporting effective upon emergence from bankruptcy on December 27, 2007. The Company evaluated its activity between December 28, 2007 and December 31, 2007 and, based upon the immateriality of such activity, concluded that the use of an accounting convenience date of December 31, 2007 was appropriate. As such, fresh-start reporting has been applied as of that date. Financial statements for the quarter ended March 31, 2007 do not reflect the impact of any changes in the Company’s capital structure or changes in the estimated fair values of assets and liabilities as a result of fresh-start reporting, and are therefore not comparable to the financial statements for the quarter ended March 31, 2008. For further information on fresh-start reporting, see Note 3 to the consolidated financial statements.

The unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary to present fair statements of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and all subsidiaries that are more than 50% owned. Investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, while investments in affiliates of 20% or less are accounted for using the cost method. The Company does not hold a controlling interest in any entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $379 million and $347 million as of March 31, 2008 and December 31, 2007, respectively. Of those gross amounts, $335 million and $315 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of March 31, 2008 and December 31, 2007, the Company had outstanding factored amounts of $15 million and $8 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the statement of operations within “other income, net.”

Adoption of new accounting pronouncements: In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company continues to evaluate the provisions of this standard and anticipates adopting this standard as of January 1, 2009.

Reclassifications: Certain items in the Company’s 2007 consolidated financial statements have been reclassified to conform with the presentation used in the current period.

2.	REORGANIZATION UPON EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Background

On the Petition Date, the Predecessor Company and all of its U.S. Subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Also on October 1, 2001, 133 affiliates of Predecessor Federal-Mogul incorporated under the laws of England and Wales filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and commenced administration proceedings in the High Court of Justice, Chancery Division, in London, England under the United Kingdom Insolvency Act 1986. An additional affiliate of Predecessor Federal-Mogul incorporated under the laws of Scotland filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on the Petition Date, and commenced administration proceedings before the Court of Session in Edinburgh, Scotland in April 2002. Subsidiaries of Predecessor Federal-Mogul other than the aforementioned U.S. and U.K. subsidiaries were not party to any insolvency proceedings and operated in the normal course during the pendency of the Chapter 11 Cases and the U.K. administration proceedings.

Following a Confirmation Hearing that began on June 18, 2007 and concluded on October 2, 2007, and following the consensual resolution of various legal objections to confirmation of the Plan, the Bankruptcy Court entered an order on November 8, 2007 confirming the Plan and entered detailed Findings of Fact and Conclusions of Law with respect to the Plan. On November 14, 2007, the District Court entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. The Confirmation Order became final and non-

appealable 30 days after its affirmance by the District Court. The Plan became effective in accordance with its terms on December 27, 2007 (the “Effective Date”).

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

On December 1, 2006, the discharge of the administration proceedings for the principal U.K. Debtors became effective. That discharge ended those U.K. Debtors’ administration proceedings. On February 6, 2008, the High Court of Justice in London, England approved the discharge of the administration proceedings for all 70 of the U.K. Debtors that did not have CVAs and whose administration proceedings were in effect as of that date. The Company has commenced processes in England that will result in either the liquidation or the striking off from the English register of companies of those 70 remaining U.K. Debtors, virtually all of which are dormant entities. The Company anticipates that those processes will be complete by the end of 2008.

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

•

On the Effective Date, the Company distributed all of its Class A Common Stock (representing 49.9% of all of its newly-issued common stock) to a disbursing agent for further distribution to the holders of Predecessor Federal-Mogul’s pre-bankruptcy note debt and to those holders of unsecured claims against Predecessor Federal-Mogul and its U.S. Debtor subsidiaries that elected under the Plan to receive a stock distribution in lieu of a cash distribution on account of their claims.

•

On the Effective Date, the Company issued new Tranche A term loans in the approximate amount of $1,334.6 million and senior subordinated third priority payment-in-kind notes (“PIK Notes”) in the approximate amount of $305 million to satisfy claims under Predecessor Federal-Mogul’s pre-Petition Date secured credit facility and pre-Petition Date claims on account of certain surety bonds. The new Tranche A term loans were repaid and the PIK Notes were redeemed by the Company on January 3, 2008 from proceeds of the Exit Facilities (as defined in Note 11to the Consolidated Financial Statements).

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

The Plan further provides that holders of general unsecured claims against the U.S. Debtors that did not elect to receive distributions of Class A Common Stock on account of their claims will receive cash distributions totaling 35% of the allowed amount of their claims, subject to reduction in the event the total amount of such claims, after considering the value of distributions of Class A Common Stock in lieu of cash, exceeds $258 million. Those distributions will be made in three annual installments. The first installment payments were made to holders of unsecured claims against the U.S. Debtors during March 2008. The Company has reserved approximately $41.2 million and $64.2 for payment of unsecured claims against the U.S. Debtors as of March 31, 2008 and December 31, 2007, respectively. Because such payments are expected to be made through early 2010, $20.0 million and $41.2 million of the amounts reserved have been classified as long-term as of March 31, 2008 and December 31, 2007, respectively.

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

On the Effective Date, in accordance with the Plan, an asbestos personal injury trust qualifying under section 524(g) of the Bankruptcy Code (the “U.S. Asbestos Trust”) was created. Pursuant to and on the terms specified in the Plan and the Confirmation Order, the U.S. Asbestos Trust has assumed liability for all asbestos-related personal injury claims of the Debtors. The U.S. Asbestos Trust will make payments to holders of asbestos personal injury claims in accordance with the trust distribution procedures that were filed with the Bankruptcy Court as an exhibit to the Plan, with the exception of asbestos-related personal injury claims against the U.K. Debtors that are to be evaluated and paid by the U.K. Asbestos Trust. The Plan contains an injunction issued by the Bankruptcy Court and affirmed by the District Court pursuant to section 524(g) of the Bankruptcy Code that expressly forbids any and all actions against the Debtors, their respective subsidiaries, and certain of their affiliates, for the purpose of, directly or indirectly, collecting, recovering or receiving payments or recovery with respect to all direct or indirect claims relating to asbestos-related personal injury claims.

The CVAs established a U.K. Asbestos Trust which shall provide for the sole and exclusive treatment and payment of the CVA Asbestos Claims. The U.K. Asbestos Trust is separate from the U.S. Asbestos Trust, and was funded by the Predecessor Company when the CVAs became effective in 2006.

As part of the Plan, the U.S. Asbestos Trust issued on the Effective Date a note in the amount of $125 million to the Company. The issuance of that note reflected the fact that certain of the asbestos personal injury claims that had been anticipated to be paid from the U.S. Asbestos Trust prior to entry into the U.K. Settlement Agreement will instead be paid from the U.K. Asbestos Trust, which had been previously funded by the Predecessor Company. The $125 million note had a maturity date of January 11, 2008 and was repayable in either cash or through the Company taking ownership of 6,958,333 shares of Class B Common Stock of the Company that were pledged to secure the $125 million note. The note was repaid by the U.S. Asbestos Trust on the maturity date.

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

The Bankruptcy Court has approved the Plan B Settlement and has not yet ruled on approval of the Plan A Settlement. In accordance with the Plan, the parties are continuing to pursue approval of the Plan A Settlement. On the Effective Date, the Company, on behalf of the U.S. Asbestos Trust, placed $140 million needed to fund the Plan B Settlement into an escrow account, where it will remain pending the ultimate implementation of either the Plan A Settlement or the Plan B Settlement. In exchange for the funding by the Company, the U.S. Asbestos Trust issued a $140 million note payable to the Company with a maturity date 60 days after the Effective Date. The U.S. Asbestos Trust’s obligations under the $140 million note were secured by a possessory security interest in 7,793,333 shares of Class B Common Stock of the Company previously issued to the U.S. Asbestos Trust. Following the exercise by Thornwood Associates Limited Partnership of its option to purchase from the U.S. Asbestos Trust the Company’s Class B Common Stock, the $140 million note was repaid by the U.S. Asbestos Trust on February 25, 2008 at which time the possessory security interest in 7,793,333 shares of the Company’s Class B Common Stock was released. The note receivable is included in other current assets as of December 31, 2007.

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

The Predecessor Company’s emergence from the Chapter 11 Cases resulted in a new reporting entity for accounting purposes and the adoption of fresh-start reporting in accordance with SOP 90-7. Since the reorganization value of the assets of the Successor Company immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity, the Successor Company adopted fresh-start reporting.

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

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the reasonable control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the reorganization value is subject to additional adjustment within one year after emergence from bankruptcy to provide the Company with adequate time to complete the valuation of its assets and liabilities. Future adjustments may result from:

•	Completion of valuation reports associated with long-lived tangible and intangible assets which may derive further adjustments or recording of additional assets or liabilities;

•	Adjustments to deferred tax assets and liabilities, which may be based upon additional information, including adjustments to valuation estimates of underlying assets or liabilities; or

•	Adjustments to amounts recorded based upon estimated fair values or upon other measurements, which could change the amount of recorded goodwill.

As the Company has not yet completed its valuation processes, no adjustments to the fresh-start reporting amounts recorded as of December 31, 2007 were recorded during the quarter ended March 31, 2008. Where appropriate, depreciation and amortization expense has been recorded based upon the underlying estimates of fair value as of December 31, 2007. To the extent that the final valuation estimates for the underlying assets change, the cumulative recorded depreciation and amortization expense will be adjusted to reflect such changes in underlying asset values.

Chapter 11 and U.K. Administration Related Reorganization Expenses

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, critical employee retention costs, and other directly related internal costs as follows:

	Successor	Predecessor
	Three Months Ended March 31
	2008	2007
	(Millions of Dollars)
Professional fees directly related to Chapter 11 and UK Administration	$9.6	$11.7
Critical employee retention costs	0.2	1.9

	$9.8	$13.6

4.	RESTRUCTURING

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $0.9 million and $0.2 million were reversed during the quarters ended March 31, 2008 and 2007, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and result from actual costs at program completion being less than costs estimated at the commitment date. In most instances where final costs were lower than original estimates, the rate of voluntary employee attrition was higher than the attrition rate originally estimated as of the commitment dates, resulting in lower severance costs.

Management expects to finance these restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under the Exit Facilities, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.

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

1.

Closure of facilities and relocation of production – in connection with the Company’s strategy, certain operations have been closed and related production relocated to best cost countries or to other locations with available capacity.

2.

Consolidation of administrative functions and standardization of manufacturing processes – as part of its productivity strategy, the Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended March 31, 2008. “PTE”, “PTSB”, “VSP”, “AP” and “GA” represent Powertrain Energy, Powertrain Sealing & Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket, respectively.

	Successor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)
Balance at December 31, 2007	$6.1	$4.3	$1.4	$—	$4.7	$2.6	$19.1
Provisions	0.2	0.3	—	0.7	—	1.4	2.6
Reversals	—	(0.2)	—	(0.2)	(0.5)	—	(0.9)
Payments	(0.8)	(1.4)	(0.4)	(0.3)	(2.7)	(0.1)	(5.7)
Foreign currency	0.2	0.3	—	—	0.1	(0.1)	0.5

Balance at March 31, 2008	$5.7	$3.3	$1.0	$0.2	$1.6	$3.8	$15.6

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

Significant components of charges related to Restructuring 2006 are as follows:

	Expected Costs	Previously Incurred	Incurred During the Quarter	Estimated Additional Charges
	(Millions of dollars)
Powertrain Energy	$33.6	$29.1	$0.2	$4.3
Powertrain Sealing and Bearings	58.0	53.0	0.7	4.3
Vehicle Safety and Protection	20.5	3.5	—	17.0
Automotive Products	20.7	19.7	0.5	0.5
Global Aftermarket	13.4	11.9	—	1.5
Corporate	3.7	2.7	—	1.0

Total as at March 31, 2008	$149.9	$119.9	$1.4	$28.6

5.	OTHER INCOME (EXPENSE), NET

The specific components of “Other income (expense), net” are as follows:

	Successor	Predecessor
	Three Months Ended March 31
	2008	2007
	(Millions of Dollars)
Foreign currency exchange	$1.6	$(0.4)
Minority interest in consolidated subsidiaries	(0.7)	(0.8)
Royalty expense	(1.3)	(0.1)
Accounts receivable discount expense	(2.5)	(1.7)
Gain on sale of assets	0.4	3.0
Unrealized gain on commodity forward contracts	0.7	9.8
Other	(0.7)	1.3

	$(2.5)	$11.1

6.	FINANCIAL INSTRUMENTS

Foreign Currency Risk

The Company is subject to the risk of changes in foreign currency exchange rates due to its global operations. The Company manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The effect of changes in the estimated fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during the quarters ended March 31, 2008 and 2007. The Company had a notional value of approximately $5 million of foreign currency hedge contracts outstanding at both March 31, 2008 and December 31, 2007.

Interest Rate Risk

As of March 31, 2008, the Company was party to a series of five year interest rate swap agreements with a total notional value of $1,050 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements; the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.4% on the hedged notional value of $1,050 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of March 31, 2008, the Company recorded unrealized net losses of $13 million to other comprehensive income as a result of these hedges. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the quarter ended March 31, 2008.

These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s Exit Facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates.

Commodity Price Risk

The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to eighteen months in the future.

At December 31, 2006, the Predecessor Company had 54 commodity price hedge contracts outstanding that were not designated as accounting hedge contracts. Through March 31, 2007, the Predecessor Company recognized all changes in fair value of these hedges in current earnings, resulting in unrealized gains of approximately $10 million recorded to “other income, net” for the three months ended March 31, 2007. Effective April 1, 2007, the Predecessor Company completed the required evaluation and documentation to designate the majority of such contracts as cash flow hedges.

The Company had 193 and 211 commodity price hedge contracts outstanding with a combined notional value of $129 and $139 million at March 31, 2008 and December 31, 2007, respectively, that were designated as hedging instruments for accounting purposes. As such, unrealized net gains of $16 million were recorded to other comprehensive income as of March 31, 2008. Hedge ineffectiveness of less than $1 million, determined using the hypothetical derivative method, was recorded within “other income, net” for the quarter ended March 31, 2008. As a result of fresh-start reporting, the cumulative net losses recorded to accumulated other comprehensive income (loss) of $10 million as of December 31, 2007 were eliminated from equity and will not impact future periods.

Other

For derivatives designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material effect on operations for the quarters ended March 31, 2008 and 2007. No fair value hedges or cash flow hedges were re-designated or discontinued during the quarters ended March 31, 2008 and 2007.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors and installers of automotive aftermarket parts. The Company’s credit evaluation process, reasonably short collection terms and the geographical dispersion of sales transactions help to mitigate credit risk concentration. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 2, 2008, the FASB issued FASB Staff Position No. FAS 157-2 (FSP 157-2) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Where the measurement objective specifically requires the use of “fair value”, the Company has adopted the provisions of SFAS 157 related to financial assets and financial liabilities as of December 31, 2007 in connection with its fresh-start reporting.

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

The Company remeasured its financial assets and financial liabilities as of December 31, 2007 as required by SOP 90-7 using the guidance for measurement found in SFAS 141. The gains and losses related to these fair value adjustments were recorded within the statement of operations of the Predecessor Company. Financial assets and liabilities remeasured and disclosed at fair value at March 31, 2008 are set forth in the table below:

	Frequency	Asset / (Liability)	Level 1	Level 2	Level 3	Valuation Technique
		(In millions of dollars)
Derivative financial instruments	Recurring	$(0.4)	$—	$(0.4)	$—	C

7.	INVENTORIES

Prior to the application of fresh-start reporting, inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (FIFO) method at March 31, 2008 and December 31, 2007. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

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

The fresh-start reporting valuation increase to inventory impacted cost of goods sold as the related inventory was sold. During the quarter ended March 31, 2008, the Company recognized $68 million in additional cost of goods sold, reducing gross margin by the same, due to this valuation adjustment to inventory.

Inventories consisted of the following:

	Successor Company
	March 31 2008	December 31 2007
	(Millions of Dollars)
Raw materials	$219.2	$202.2
Work-in-process	178.9	180.9
Finished products	669.4	691.2

	$1,067.5	$1,074.3

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2008 and December 31, 2007, goodwill and other intangible assets consist of the following:

	Successor Company
	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-lived Intangible Assets
Developed technology	$140.0	$2.9	$137.1	$140.0	$—	$140.0
Customer relationships	176.8	13.2	163.6	170.0	—	170.0

	$316.8	$16.1	$300.7	$310.0	$—	$310.0

Goodwill and Indefinite-lived Intangible Assets
Goodwill			$1,542.2			$1,544.0
Trademarks and brand names			308.0			308.0

			$1,850.2			$1,852.0

As a result of applying fresh-start reporting, the Company adjusted the net carrying amount of goodwill as of December 31, 2007 to record the elimination of Predecessor goodwill and the establishment of Successor goodwill. The values assigned to identified intangible assets and goodwill are preliminary as the Company has not yet completed its valuation and allocation processes. The Company expects to complete the valuation and allocation processes within the upcoming months. The preliminary amount recorded as goodwill represents the excess of reorganization value over amounts attributable to specific tangible and intangible assets, including developed technology and customer relationships.

The Company has preliminarily assigned $140.0 million to technology, including value for patented and unpatented proprietary know-how and expertise as embodied in the processes, specifications and testing of products. The value assigned is based on the relief-from-royalty method which applies a fair royalty rate for the technology group to forecasted revenue. Royalty rates were determined based on discussions with management and a review of royalty data for similar or comparable technologies. The preliminary amortization periods of between 8 and 14 years are based on the expected useful lives of the products or product families for which the technology relate.

The Company has preliminarily assigned $170.0 million to its original equipment (“OE”) customer relationships based on the propensity of these customers to continue to generate predictable future recurring revenue and income. The value was based on the present value of the future earnings attributable to the intangible assets after recognition of required returns to other contributory assets. The preliminary amortization periods of between 1 and 8 years are based on the expected cash flows and historical attrition rates.

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

The Company evaluated the criteria defined by the American Institute of Certified Public Accountants practice aid entitled Assets Acquired in a Business Combination to be Used in Research and Development Activities. The criteria included control, economic benefit, measurability, no alternative future use and substance. As a result of this evaluation, the Company concluded that there were no significant research and development activities to which value should be assigned in connection with fresh-start reporting.

The Company has identified several trade names which are considered valuable intangible assets because of their potential to generate sales and income. As part of fresh-start reporting, value was assigned to each trade name based on its earnings potential or relief from costs associated with licensing the trade names. As the Company expects to continue using each trade name indefinitely with respect to the related product lines, the trade names have been assigned an indefinite life and will be tested annually for impairment.

For the quarter ended March 31, 2008, the Company has recorded amortization expense of $16.1 million associated with definite-lived intangible assets. To the extent the preliminary estimates of fair value for these definite-lived intangible assets changes, the cumulative recorded amortization expense will be adjusted to reflect such changes in underlying asset values.

9.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 17 non-consolidated affiliates, which are located in Italy, Germany, the United Kingdom, Turkey, China, Korea, Japan, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $331 million and $324 million at March 31, 2008 and December 31, 2007, respectively, and is included in the consolidated balance sheets as “other noncurrent assets.” Upon the adoption of fresh-start reporting, the Company’s investments in non-consolidated affiliates were adjusted to estimated fair value. These estimated fair values were determined based upon internal and external valuations which considered various relevant market rates and transactions, and discounted cash flow valuation methods, among other factors, as further described in Note 3 to the consolidated financial statements above.

Equity in the earnings of non-consolidated affiliates amounted to approximately $9 million and $8 million for the quarters ended March 31, 2008 and 2007, respectively. During the quarter ended March 31, 2008 these entities generated sales of approximately $189 million, net income of approximately $20 million and at March 31, 2008 had total net assets of approximately $407 million. Dividends received from non-consolidated affiliates by the Company for the quarter ended March 31, 2008 were $6 million. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners, to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2008, the total amount of the contingent guarantee, were all triggering events to occur, approximated $62 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141, Business Combinations.

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

10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	Successor Company
	March 31 2008	December 31 2007
	(Millions of Dollars)
Accrued compensation	$247.3	$224.4
Accrued rebates	74.5	93.6
Accrued income taxes	46.9	48.5
Accrued professional services	26.1	22.8
Accrued Chapter 11 and U.K. Administration expenses	21.0	35.3
Non-income taxes payable	20.1	21.2
Accrued product returns	20.0	20.0
Restructuring reserves	15.6	19.1
Accrued warranty	11.5	11.1

	$483.0	$496.0

11.	DEBT

In connection with the consummation of the Plan, on the Effective Date, the Company entered into a Tranche A Term Loan Agreement (the “Tranche A Facility Agreement”). The Tranche A Facility Agreement provided for a $1,334.6 million term loan issued on the Effective Date to satisfy in part the obligations owed under the Prepetition Credit Agreement and certain other prepetition surety-related obligations. On December 27, 2007, the Company notified the administrative agent under the Tranche A Facility Agreement of the Company’s intent to repay the Tranche A term loan in January 2008. On January 3, 2008, the Tranche A term loan was repaid in full. As such, the Company believes that significant terms of the Tranche A Facility Agreement, including interest rates and maturity dates, are not meaningful to investors or shareholders as the Tranche A term loan was repaid in full prior to the date of this quarterly report.

On the Effective Date, the Company, as the issuer, entered into an Indenture (the “Indenture”) relating to the issuance of approximately $305 million principal amount of PIK Notes (referred to together with the Tranche A Facility Agreement as the “Repaid Instruments”). The PIK Notes were issued in order to satisfy in part the obligations under the Prepetition Credit Agreement and certain other prepetition surety-related obligations. On December 28, 2007, the Company gave its notice of intent to redeem the PIK Notes, in full, in January 2008 at a price equal to their redemption price. On January 3, 2008, the PIK Notes were redeemed in full. As such, the Company believes that significant terms of the Indenture and the PIK Notes, including interest rates and maturity dates, are not meaningful to investors or shareholders as the PIK Notes were repaid in full prior to the date of this quarterly report.

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

The obligations under the revolving credit facility shall mature six years after the Effective Date and shall bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR”, defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans shall mature seven years after the Effective Date and the tranche C term loans shall mature eight years after the Effective Date. In addition, the tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011 or the fourth anniversary of the Effective Date. All Exit Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election.

On January 3, 2008, the Company drew an additional $2,082 million under the Exit Facilities, of which $1,642 was used by the Company to repay the Repaid Instruments and interest thereon, both as discussed above. Given that the Company intended to finance the Repaid Instruments on a long-term basis, commitments for such long-term financing existed as of December 31, 2007 and that such intent was achieved with the refinancing of the Repaid Instruments with long-term borrowings under the Exit Facilities, each of the Repaid Instruments were classified as long-term in the Company’s balance sheet as of December 31, 2007.

As of March 31, 2008, the Company was party to a series of five year interest rate swap agreements with a total notional value of $1,050 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.4% on the notional value of $1,050 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of March 31, 2008, the Company recorded unrealized net losses of $13 million to other comprehensive income as a result of these hedges.

The Exit Facilities were initially negotiated by the Predecessor Company and certain of the Plan Proponents, reaching agreement on the majority of significant terms of the Exit Facilities in early 2007. Between the time the terms were agreed in early 2007 and the Effective Date, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company has estimated a fair value adjustment of $163 million for the available borrowings under the Exit Facilities. This estimated fair value has been recorded within the fresh-start reporting adjustments, and will be amortized as interest expense over the terms of each of the underlying components of the Exit Facilities. During the quarter ended March 31, 2008, the Company recognized $5.6 million in interest expense associated with the amortization of this fair value adjustment.

Debt consisted of the following:

	Successor Company
	March 31, 2008	December 31, 2007
	(Millions of Dollars)
Exit Facilities:
Revolver	$—	$151.0
Tranche B term loan	1,960.0	—
Tranche C term loan	1,000.0	878.0
Tranche A term loan	—	1,334.6
Senior subordinated third priority secured notes	—	305.2
Debt discount	(157.4)	(163.0)
Other debt, primarily foreign instruments	132.1	129.6

	2,934.7	2,635.4
Less: short-term debt, including current maturities of long-term debt	(123.3)	(117.8)

Total long-term debt	$2,811.4	$2,517.6

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

The Exit Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock.

The total commitment and amounts outstanding on the revolving credit facility are as follows:

	Successor Company
	March 31, 2008	December 31, 2007
	(Millions of Dollars)
Current Contractual commitment	$540.0	$540.0

Outstanding:
Revolving credit facility	$—	$151.0
Letters of credit	19.9	73.7

Total outstanding	$19.9	$224.7

Borrowing Base on Revolving credit facility
Current borrowings	—	151.0
Letters of credit	19.9	73.7
Available to borrow	520.1	315.3

Total borrowing base	$540.0	$540.0

12.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care, disability and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. The Company funds Pension Benefits based on the funding requirements of federal and international laws and regulations in advance of benefit payments and Other Benefits as benefits are provided to participating employees.

The components of net periodic benefit cost for the three-month periods ended March 31 are as follows:

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Pension Benefits
	United States		International		Other Benefits
	2008	2007	2008	2007	2008	2007
	(Millions of Dollars)
Service cost	$6.0	$6.6	$1.7	$1.2	$0.5	$0.5
Interest cost	15.5	15.1	4.9	3.4	7.8	9.0
Expected return on plan assets	(18.6)	(17.9)	(0.7)	(0.2)	—	—
Amortization of actuarial loss	—	4.6	—	0.6	—	3.9
Amortization of prior service cost	—	1.6	—	—	—	(1.1)
Settlement gain	—	—	—	(0.3)	—	—

Net periodic benefit cost	$2.9	$10.0	$5.9	$4.7	$8.3	$12.3

13.	INCOME TAXES

For the three months ended March 31, 2008, the Company recorded income tax expense of $19.6 million on a loss before income taxes of $11.9 million. This compares to income tax expense of $31.1 million on income before income taxes of $35.6 million in the same period of 2007. Income tax expense for the three month period ended March 31, 2008 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S., and non-deductible items in various jurisdictions.

The Company accounts for uncertainty in income taxes in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.

14.	LITIGATION AND ENVIRONMENTAL MATTERS

Resolution of Asbestos Liabilities

As described in greater detail in Note 2 to the consolidated financial statements, all asbestos-related personal injury claims against the Debtors will be addressed by the U.S. Asbestos Trust or the U.K. Asbestos Trust in accordance with the terms of the Debtors’ confirmed Plan and the CVAs, and such claims will be treated and paid in accordance with the terms of the Plan, the CVAs, and their related documents. All asbestos property damage claims against the Debtors have been compromised and resolved through the Plan and the CVAs. Accordingly, the Debtors have not recorded an asbestos liability.

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

Total environmental reserves were $30.9 million and $30.4 million at March 31, 2008 and December 31, 2007, respectively, and are included in the consolidated balance sheets as follows:

	Successor
	March 31 2008	December 31 2007
	(Millions of Dollars)
Current liabilities	$7.0	$7.5
Long-term accrued liabilities	23.9	22.9

	$30.9	$30.4

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2008, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $78 million.

15.	ASSET RETIREMENT OBLIGATIONS

The Company records asset retirement obligations in accordance with SFAS 143, Accounting for Asset Retirement Obligations and Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) when the amount can be reasonably estimated, typically upon decision to close or sell an operating site. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2006. In connection with these sites, the Company has accrued $27.1 million and $27.3 million as of March 31, 2008 and December 31, 2007, respectively, for conditional asset retirement obligations, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of asset retirement obligations in accordance with SFAS 144.

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

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both impairment issues in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and for conditional asset retirement obligations in accordance with SFAS 143 and FIN 47.

Reserves for conditional asset retirement obligations are included in the consolidated balance sheets as follows:

	Successor
	March 31 2008	December 31 2007
	(Millions of Dollars)
Current liabilities	$11.1	$11.1
Long-term accrued liabilities	16.0	16.2

	$27.1	$27.3

16.	OTHER COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of the following:

	Successor	Predecessor
	Three Months Ended March 31
	2008	2007
	(Millions of Dollars)
Net income (loss)	$(31.5)	$4.5
Foreign currency translation adjustments and other	68.9	13.6
Forward contracts	3.8	3.3
Postemployment benefits	—	10.1

	$41.2	$31.5

17.	CAPITAL STOCK

Common and Preferred Stock

The Successor Company is a Delaware corporation and filed a new certificate of incorporation (“New Charter”). The New Charter authorized the issuance of 540,100,000 shares of capital stock consisting of 400,000,000 of Class A Common Stock, $.01 par value, 50,100,000 of Class B Common Stock, $.01 par value, and 90,000,000 of Preferred Stock, $.01 par value. Both classes of common stock have identical rights with respect to dividends, distributions, and voting rights except that Class B Common Stock vote for Class B Directors and Class A Common Stock vote for Class A Directors of the Board of Directors. Upon the transfer, of record and/or beneficially, of any shares of Class B Common Stock to any person other than the Asbestos Trust (the “Trust”), said transferred shares automatically convert, effective as of the date of the transfer thereof, into the same number of shares of Class A Common Stock. On the Effective Date, the Successor Company issued 49,900,00 shares of Class A Common Stock and 50,100,00 shares of Class B Common Stock in accordance with the Plan to secured noteholders, certain unsecured creditors, and the Trust. No preferred stock was issued or outstanding.

On February 25, 2008, Thornwood Associates Limited Partnership, a limited partnership beneficially owned indirectly by Mr. Carl Icahn, exercised the two options held by it to purchase all of the shares of Class B Common Stock from the U.S. Asbestos Trust for aggregate consideration of $900 million, and the shares of Class B Common

Stock automatically converted into shares of Class A Common Stock. As a result of the exercise of the options, no shares of our Class B Common Stock are currently outstanding.

Warrants

In connection with the Plan, holders of the Predecessor Company’s common stock, Series C ESOP Convertible Preferred Shares and the 7% Convertible Junior Subordinate Debentures received warrants to purchase shares of Class A Common Stock of the Successor Company at an exercise price equal to $45.815, exercisable through December 27, 2014. The Company issued 6,951,871 warrants as of the Effective Date, all of which remained outstanding at both March 31, 2008 and December 31, 2007. All of the Predecessor Company’s common stock (and all rights and covenants related thereto) was cancelled pursuant to the Plan on December 27, 2007, of which 91,344,239 shares were outstanding at December 27, 2007.

The Company has accounted for these warrants as equity instruments in accordance with Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, these warrants are classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock” in Emerging Issues Task Force 01-6 The Meaning of Indexed to a Company’s Own Stock. The Company estimated the fair value of these warrants at $33.0 million as of December 31, 2007 using the Black-Scholes option pricing model.

18.	STOCK-BASED COMPENSATION

On February 2, 2005, the Predecessor Company entered into a five-year employment agreement with José Maria Alapont, effective March 23, 2005, whereby Mr. Alapont was appointed as the Predecessor Company’s president and chief executive officer. In connection with this agreement, the Plan Proponents agreed to amend the Plan to provide that the Successor Company would grant to Mr. Alapont stock options equal to at least 4% of the value of the Successor Company at the reorganization date (the “Employment Agreement Options”). The Employment Agreement Options vest ratably over the life of the employment agreement, such that one fifth of the Employment Agreement Options will vest on each anniversary of the employment agreement effective date. For purposes of estimating fair value, the Employment Agreement Options were deemed to expire on December 27, 2014.

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

In accordance with SFAS No. 123(R), Share Based Payments, the Predecessor Company determined the amount of compensation expense associated with the Employment Agreement Options based upon the estimated fair value of such options as of March 31, 2007. Key assumptions and related option-pricing models used by the Predecessor Company are summarized in the following table:

	Plain vanilla Options	Options with Exchange
Valuation model	Black-Scholes	Modified Binomial
Expected volatility	36%	36%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected option life	4.46 - 5.12%	4.46 - 5.12%
Expected option life (in years)	3.96	4.82

In estimating the expected life of the plain vanilla options, the Company utilized the “simplified method” as first described in SEC Staff Accounting Bulletin (“SAB”) 107 and as permitted in accordance with SAB 110. The simplified method was used as there is only one individual who has outstanding options as of March 31, 2007 and no historical option exercise data is available.

Prior to the Effective Date of the Plan, the Predecessor Company was required to reassess the value of the Employment Agreement Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Employment Agreement Options. The Predecessor Company recorded compensation expense pertaining to the options of $1.1 million for the quarter ended March 31, 2007.

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

On February 14, 2008, the Company entered into Amendment No. 1 to the Initial CEO Stock Option Agreement, dated as of February, 14, 2008 (the “Amendment”). Pursuant to the Amendment, the exercise price for the option was increased to $29.75 per share. On February 15, 2008, the Initial CEO Stock Option Agreement as amended was cancelled by mutual written agreement of the Company and Mr. Alapont. On February 15, 2008, subject to obtaining the approval of the Company’s shareholders, the Company entered into a new Stock Option Agreement with Mr. Alapont dated as of February 15, 2008 (the “New CEO Stock Option Agreement”). Subject to shareholder approval, the New CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of the Company’s Class A Common Stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of the Company’s Class A Common Stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The New CEO Stock Option Agreement provides for vesting as follows: 60% of the shares of Class A Common Stock subject to the Option are vested, and an additional 20% of the shares of Class A Common Stock subject to the Option shall vest on each of March 23, 2009, and March 23, 2010.

These February 2008 transactions were undertaken to comply with Internal Revenue Code Section 409A in connection with the implementation of Mr. Alapont’s employment agreement. The grant of the CEO Option must be approved by the Company’s shareholders before December 31, 2008 in order to comply with Internal Revenue Code Section 162(m) and be fully tax deductible.

The Company evaluated these February 2008 transactions in accordance with SFAS 123(R) and concluded that these transactions did not impact the accounting or valuation of the Granted Options or the Deferred Compensation Agreement as of March 31, 2008.

The Company revalued the options granted to Mr. Alapont at March 31, 2008, resulting in a revised fair value of $33.6 million. During the quarter ended March 31, 2008, the Company recognized $1.7 million in expense associated with these options. The remaining $12.9 million of total unrecognized compensation cost as of March 31, 2008 related to non-vested stock options is expected to be recognized ratably over the remaining term of

Mr. Alapont’s employment agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Successor Company March 31, 2008 Valuation
	Plain Vanilla Options	Options Connected To Deferred Compensation	Deferred Compensation
Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	46%	46%	46%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.98%	2.23%	2.23%
Expected option life (in years)	3.67	4.36	4.36

19.	INCOME (LOSS) PER COMMON SHARE

As noted in Footnote 17 to the consolidated financial statements, Capital Stock, the common shares of the Predecessor Company were cancelled upon the implementation of the Plan. As such, the earnings per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company’s Class A common shares, or to potential investors in such common shares.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Successor	Predecessor
	Three Months Ended March 31
	2008	2007
	(Millions of Dollars, Except Per Share Amounts)

Net income (loss)	$(31.5)	$4.5

Weighted average shares outstanding, basic (in millions)	100.0	89.6

Basic income (loss) per common share	$(0.31)	$0.05

Weighted average shares outstanding, diluted (in millions)	100.3	91.3

Diluted income (loss) per common share	$(0.31)	$0.05

The Successor Company had a loss for the quarter ended March 31, 2008. As a result, diluted loss per share is the same as basic in this period, as any potentially dilutive securities would reduce the loss per share.

20.	OPERATIONS BY REPORTING SEGMENT

The Company’s integrated operations are organized into six reporting segments generally corresponding to major product groups; Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, Global Aftermarket and Corporate. Segment information for the three month period ended March 31, 2007 has been reclassified to reflect organizational changes implemented in the second quarter of 2007.

The accounting policies of the segments are the same as those of the Company. Revenues related to products sold from Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Automotive Products to OE customers are recorded within the respective segments. Revenues from such products sold to aftermarket customers are recorded within the Global Aftermarket segment. All product transferred into Global Aftermarket from other reporting segments is transferred at cost in the United States and at agreed-upon transfer prices internationally.

The Company evaluates segment performance principally on a non-GAAP Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, and the impact on gross margin of the fresh-start reporting valuation of inventory.

Net sales and gross margin information by reporting segment is as follows:

	Successor	Predecessor	Successor	Predecessor
	Net Sales		Gross Margin
	Three Months Ended March 31		Three Months Ended March 31
	2008	2007	2008	2007
	(Millions of Dollars)
Powertrain Energy	$594	$513	$72	$70
Powertrain Sealing and Bearings	291	267	27	17
Vehicle Safety and Protection	207	197	50	50
Automotive Products	100	77	17	18
Global Aftermarket	667	662	98	155
Corporate	—	—	2	(2)

	$1,859	$1,716	$266	$308

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to earnings (loss) before income tax expense is as follows:

	Successor	Predecessor
	Three Months Ended March 31
	2008	2007
	(Millions of Dollars)
Powertrain Energy	$92	$86
Powertrain Sealing and Bearings	22	17
Vehicle Safety and Protection	47	46
Automotive Products	16	17
Global Aftermarket	95	107
Corporate	(66)	(74)

Total Operational EBITDA	206	199
Interest expense, net	(48)	(50)
Depreciation and amortization	(88)	(84)
Restructuring charges, net	(2)	(16)
Gross margin impact of December 31, 2007 fresh-start reporting inventory adjustment	(68)	—
Chapter 11 and U.K. Administration related reorganization expenses	(10)	(14)
Other	(2)	1

Earnings (loss) before income tax expense	$(12)	$36

Total assets by reporting segment are as follows:

	Successor
	March 31 2008	December 31 2007
	(Millions of Dollars)
Powertrain Energy	$1,912	$1,820
Powertrain Sealing and Bearings	920	822
Vehicle Safety and Protection	1,752	1,708
Automotive Products	1,035	1,022
Global Aftermarket	2,033	1,988
Corporate	593	506

	$8,245	$7,866

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. The Company also, from time to time, may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Reform Act.

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

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”) filed on March 13, 2008, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report.

Overview

Federal-Mogul Corporation is a leading global supplier of a broad range of parts, accessories, modules and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and industrial markets, including customers in both the original equipment manufacturers (“OEM”) market and the replacement market (“aftermarket”). Management believes the Company’s sales of $1.9 billion are well balanced between OEM and aftermarket as well as domestic and international. In the quarter ended March 31, 2008, the Company derived 64% of its sales from the OE market and 36% from the aftermarket. The Company’s customers include the world’s largest light and commercial vehicle OEMs and major distributors and retailers in the independent aftermarket. Geographically, the Predecessor Company derived 42% of its sales in North America and 58% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

Federal-Mogul offers its customers a diverse array of market-leading products for OE and aftermarket applications, including engine bearings, pistons, piston pins, rings, cylinder liners, valve seats, valve guides, transmission products, connecting rods, seals, gaskets, element resistant systems protection sleeving products, electrical connectors and sockets, disc pads and brake shoes, and ignition, lighting, fuel, wiper and chassis products. The Company’s principal customers include many of the world’s OEMs of vehicles and industrial products and aftermarket retailers and wholesalers. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions that require the Company to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy.

For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report.

Results of Operations

Consolidated Results

Net sales by reporting segment were:

	Three Months Ended March 31
	2008	2007
	(Millions of Dollars)
Powertrain Energy	$594	$513
Powertrain Sealing and Bearings	291	267
Vehicle Safety and Protection	207	197
Automotive Products	100	77
Global Aftermarket	667	662

	$1,859	$1,716

The percentage of net sales by group and region are listed below. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket respectively.

	PTE	PTSB	VSP	AP	GA	Total
2008
Americas	21%	39%	24%	68%	72%	45%
Europe, Middle East, Africa	70%	55%	67%	27%	26%	49%
Asia	9%	6%	9%	5%	2%	6%

2007
Americas	23%	45%	31%	69%	73%	49%
Europe, Middle East, Africa	70%	50%	64%	25%	25%	47%
Asia	7%	5%	5%	6%	2%	4%

Gross margin by reporting segment was:

	Three Months Ended March 31
	2008	2007
	(Millions of Dollars)
Powertrain Energy	$72	$70
Powertrain Sealing and Bearings	27	17
Vehicle Safety and Protection	50	50
Automotive Products	17	18
Global Aftermarket	98	155
Corporate	2	(2)

	$266	$308

Net sales increased by $143 million, or 8%, to $1,859 million for the first quarter of 2008 from $1,716 million in the same period of 2007. The impact of the U.S. dollar weakening primarily against the euro increased reported revenues by $120 million.

In general, increased light and commercial vehicle OE production in Europe and Asia more than offset reduced light vehicle and heavy duty production in North America, and all regions gained market share compared to the same period of 2007. However, global aftermarket volumes fell compared to the same period in 2007 and this impact was only partly mitigated by increased market share, concentrated in North America. The net result of these movements is that the global market share gains in both OE and aftermarket more than offset global volume declines by $26 million. Customer price reductions of $12 million were partly offset by business acquisitions in Asia of $9 million.

Gross margin decreased by $42 million to $266 million, or 14% of sales for the first quarter of 2008 from $308 million, or 18% of sales in the same period of 2007. The largest factor impacting gross margin is the increase to inventory values recorded at December 31, 2007 in connection with fresh-start reporting, reducing gross margin by $68 million for the quarter ended March 31, 2008. This expense is a one time, non-cash charge. In the absence of this charge the gross margin would have been $335 million or 18.0% of sales. The Company also recorded reduced depreciation expense of $13 million for the quarter as a result of revaluing fixed assets and resetting the remaining useful lives of those assets in connection with fresh-start reporting. Other increases in margin were due to improved materials and services sourcing of $10 million, productivity, net of labor and benefit inflation, of $16 million, and favorable foreign currency of $15 million. These favorable impacts were partially offset by unfavorable volume and product mix of $14 million and customer price reductions of $12 million.

Reporting Segment Results – Three Months Ended March 31, 2008 compared to March 31, 2007

The following table provides a reconciliation of changes in sales and gross margin for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 for each of the Company’s reporting segments. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three-months ended March 31, 2007, Predecessor Company	$513	$267	$197	$77	$662	$—	$1,716
Sales volumes	32	—	(5)	18	(19)	—	26
Customer pricing	(9)	2	(2)	(1)	(2)	—	(12)
Acquisition	6	3	—	—	—	—	9
Foreign currency	52	19	17	6	26	—	120

Three-months ended March 31, 2008, Successor Company	$594	$291	$207	$100	$667	$—	$1,859

	PTE	PTSB	VSP	AP	GA	Corporate	Total
Gross Margin
Three-months ended March 31, 2007, Predecessor Company	$70	$17	$50	$18	$155	$(2)	$308
Sales volumes / mix	7	(2)	(4)	(2)	(13)	—	(14)
Customer pricing	(9)	2	(2)	(1)	(2)	—	(12)
Productivity, net of inflation	—	5	5	5	—	1	16
Materials and services sourcing	5	2	—	(2)	2	3	10
Increase to inventory values as a result of fresh-start reporting	(10)	(7)	(4)	(2)	(45)	—	(68)
Depreciation	6	8	1	—	(4)	—	11
Foreign currency	3	2	4	1	5	—	15

Three-months ended March 31, 2008, Successor Company	$72	$27	$50	$17	$98	$2	$266

Powertrain Energy

Sales increased by $81 million, or 15.8%, to $594 million for the first quarter of 2008 from $513 million in the same period of 2007. The Powertrain Energy group generates about 80% of its revenue outside the Americas and, as a result, the weakening of the U.S. dollar, primarily against the euro, increased reported sales by $52 million. Sales volumes increased by $32 million due to market share gains in all regions combined with OE production volume increases in Europe, Middle East and Africa (“EMEA”) and stable volumes in North America and Asia. The November 2007 acquisition of a controlling interest in a joint venture in China contributed additional sales of $6 million. Continued customer pricing pressure reduced sales by $9 million.

Gross margin increased by $2 million to $72 million, or 12.1% of sales, for the first quarter of 2008 compared to $70 million, or 13.6% of sales for the first quarter of 2007. Before considering the impact of the one-time inventory charge of $10 million, gross margin rose to 13.8% of sales. The favorable impacts of volume and improved materials and services sourcing more than offset customer price reductions by $3 million. The remainder of the margin improvement was due to foreign currency movements of $3 million and lower depreciation of fixed assets, revalued in conjunction with fresh-start reporting, of $6 million.

Powertrain Sealing and Bearings

Sales increased by $24 million, or 9.0%, to $291 million for the first quarter of 2008 from $267 million in the same period of 2007. Approximately 60% of Powertrain Sealing and Bearings’ revenues are generated outside the Americas and the resulting foreign currency movements increased sales by $19 million. Increases in volume in EMEA and Asia were offset by the impact of reduced light vehicle and heavy duty OE production in North America. However, market share gains in all regions offset this underlying volume decline. Customer prices were increased by $2 million.

Gross margin increased by $10 million, to $27 million, or 9.3% of sales, for the first quarter of 2008 compared to $17 million, or 6.4% of sales for the first quarter of 2007. Before considering the impact of the one-time inventory charge of $7 million, gross margin rose to 11.8% of sales. The increase was due largely to improved productivity in excess of labor and benefits inflation of $5 million and improved materials and services sourcing of $2 million. These favorable impacts were partially offset by adverse product mix of $2 million. Lower depreciation of fixed assets, primarily due to the fresh-start reporting fixed assets revaluation, contributed $8 million of additional margin.

Vehicle Safety and Protection

Sales increased by $10 million, or 5.1%, to $207 million for the first quarter of 2008 from $197 million in the same period of 2007. Approximately 75% of VSP sales are generated outside the Americas where foreign currency movements increased sales by $17 million. Sales volumes fell by $5 million as significant growth in Asia was more than offset by the impact of lower North American light vehicle and heavy duty OE production. Customer price reductions were $2 million.

Gross margin was $50 million, or 24.2% of sales, for the first quarter of 2008 compared to $50 million, or 25.4% of sales, for the first quarter of 2007. Before considering the impact of the one-time inventory charge of $4 million, gross margin rose to 26.0% of sales. The impact of reduced sales volumes in North America was offset by the favorable exchange movements, primarily due to the strengthening of the euro against the U.S. dollar. Improved productivity net of labor and benefits inflation of $5 million was partially offset by customer pricing reductions of $2 million.

Automotive Products

Sales increased $23 million, or 29.9%, to $100 million for the first quarter of 2008 from $77 million in the same period of 2007. The Automotive Products group generates about 30% of its revenue outside the Americas and the corresponding impact of exchange movements increased sales by $6 million. Increased sales volumes and new business in all regions, including the North American market, accounted for increased sales of $18 million.

Gross margin was $17 million, or 17.0% of sales, for the first quarter of 2008 compared to $18 million, or 23.0% of sales, for the first quarter of 2007. Before considering the impact of the one-time inventory charge of $2 million, gross margin fell to 19.0% of sales. The impact of internal price reductions and lower volumes of inter-company supply to the Global Aftermarket segment reduced gross margins by $4 million, or 4% of sales. Otherwise, improved productivity in excess of labor and benefit inflation of $4 million and favorable foreign currency of $2 million were partially offset by unfavorable product mix of $2 million and raw material cost inflation of $2 million.

Global Aftermarket

Sales increased by $5 million, or 0.8%, to $667 million for the first quarter of 2008, from $662 million in the same period of 2007. This change was due primarily to $26 million in favorable foreign currency partially offset by reduced sales volumes of $19 million and unfavorable customer pricing of $2 million.

Gross margin was $98 million, or 14.7% of sales, for the first quarter of 2008 compared to $155 million, or 23.4% of sales, in the same period of 2007. Before considering the impact of the one-time inventory charge of $68 million, gross margin fell to 21.4% of sales. Favorable foreign currency of $5 million and $2 million in lower cost of sourced components partly offset unfavorable sales volumes and mix of $13 million and reduced customer pricing of $2 million. Depreciation increased by $4 million due primarily to the fresh-start reporting fixed assets revaluation.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses (“SG&A”) were $209 million, or 11.2% of net sales, for the first quarter of 2008 as compared to $207 million, or 12.1% of net sales, for the same quarter of 2007. The unfavorable impact of exchange movements increased SG&A by $10 million, which was partly offset by a constant-dollar reduction of $8 million, primarily due to reduced pension expense as a result of fresh start reporting.

Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $48 million for the quarter ended March 31, 2008 compared with $44 million for the same period in 2007. As a percentage of OE sales, R&D was 4.4% and 4.5% for the quarters ended March 31, 2008 and 2007, respectively. The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Federal-Mogul’s research and development activities are conducted at the Company’s major research centers in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Crepy, France; Bangalore, India; Plymouth, Michigan; Skokie, Illinois; Ann Arbor, Michigan; Exton, Pennsylvania; Toledo, Ohio and Yokohama, Japan.

Interest Expense, Net

Net interest expense was $48 million in the first quarter of 2008 compared to $50 million for the same quarter of 2007. The decrease is due to lower average interest rates on higher debt, offset by amortization of $6 million as a result of marking to market the exit financing arrangements as part of fresh start reporting.

Restructuring Activities

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended March 31, 2008:

	Successor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)
Balance at December 31, 2007	$6.1	$4.3	$1.4	$—	$4.7	$2.6	$19.1
Provisions	0.2	0.3	—	0.7	—	1.4	2.6
Reversals	—	(0.2)	—	(0.2)	(0.5)	—	(0.9)
Payments	(0.8)	(1.4)	(0.4)	(0.3)	(2.7)	(0.1)	(5.7)
Foreign currency	0.2	0.3	—	—	0.1	(0.1)	0.5

Balance at March 31, 2008	$5.7	$3.3	$1.0	$0.2	$1.6	$3.8	$15.6

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the three months ended March 31, 2008 and 2007, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $9.8 million and $13.6 million, respectively. These expenses fluctuate largely based upon the necessity for professional services by third-party advisors in connection with the U.S. and U.K. restructuring proceedings.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, and critical employee retention costs as follows:

	Successor	Predecessor
	Three Months Ended March 31
	2008	2007
	(Millions of Dollars)
Professional fees directly related to the filing	$9.6	$11.7
Critical employee retention costs	0.2	1.9

	$9.8	$13.6

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $24.0 million and $14.9 million for the three months ended March 31, 2008 and 2007, respectively.

Income Tax Expense

For the three months ended March 31, 2008, the Company recorded income tax expense of $19.6 million on a loss before income taxes of $11.9 million. This compares to income tax expense of $31.1 million on income before income taxes of $35.6 million in the same period of 2007. Income tax expense for the three month period ended March 31, 2008 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S., and non-deductible items in various jurisdictions.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 14 of the consolidated financial statements, “Litigation and Environmental Matters”.

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $116 million for the first quarter of 2008, compared to cash provided from operating activities of $50 million for the comparable period of 2007.

Cash flow used by investing activities was $66 million in the first three months of 2008, compared to cash used by investing activities of $38 million for the first three months of 2007. Capital expenditures of $64 million and business acquisition payments of $5 million were partially offset by proceeds from the sale of property, plant and equipment of $3 million.

Cash flow provided by financing activities was $285 million for the first three months of 2008 primarily resulting from net borrowings on the Company’s Exit Facilities.

Financing Activities

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

Also in connection with the consummation of the Plan, on the Effective Date, the Company entered into the Tranche A Facility Agreement. The Tranche A Facility Agreement provided for a $1,335 million term loan which was deemed issued on the Effective Date in order to satisfy in part the obligations owed under the Prepetition Credit Agreement and certain other prepetition surety-related obligations. In addition, on the Effective Date, the Company, as the issuer, entered into an Indenture (the “Indenture”) relating to the issuance of approximately $305 million principal amount of PIK Notes (referred to together with the Tranche A Facility Agreement as the “Repaid Instruments”). The PIK Notes were issued in order to satisfy in part the obligations under the Prepetition Credit Agreement and certain other prepetition surety-related obligations. On December 28, 2007, the Company gave its notice of intent to repay the Tranche A term loan in full and to redeem the PIK Notes, in full, in January 2008. On January 3, 2008, the PIK Notes were redeemed in full and the Tranche A term loan was paid in full.

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under the Exit Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of 2008. In the longer term, the Company believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

At March 31, 2008, the Company was in compliance with all debt covenants under the Exit Facilities. Based on current forecasts, the Company expects to be in compliance with all debt covenants through December 31, 2008. Changes in the business environment, market factors, macro-economic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate the Exit Facilities. No assurance can be provided as to the impact of such actions.

Other Liquidity and Capital Resource Items

The Company maintains investments in various non-consolidated affiliates, which are located in Italy, Germany, the United Kingdom, Turkey, China, Korea, Japan, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $331 million and $324 million at March 31, 2008 and December 31, 2007, respectively. The investment balance increased during the three months ended March 31, 2008 primarily resulting from dividends paid by the joint venture affiliates of approximately $6 million.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established for the purpose of manufacturing and marketing automotive parts including pistons, pins, piston rings, and cylinder liners, to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. As of March 31, 2008, the total amount of the contingent guarantee, were all triggering events to occur, approximated $62 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantee’s interest in the affiliate. If this put option is exercised at its estimated current fair value, such exercise would have a material effect on the Company’s liquidity. Any value in excess of the minimum guaranteed amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

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

The Company’s subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $379 million and $347 million as of December 31, 2007 and 2006, respectively. Of those gross amounts, $335 million and $315 million, respectively, were factored without recourse and treated as a sale under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of March 31, 2008 and December 31, 2007, the Company had outstanding factored amounts of $15 million and $8 million, respectively, for which cash has not yet been drawn. Expenses associated with receivables factored are recorded in the statement of operations within “other income, net.”

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

The Company is subject to the risk of changes in foreign currency exchange rates due to its global operations. The Company manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity (deficit) for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive income was increased by $51 million for the three months ended March 31, 2008. The Predecessor’s other comprehensive loss was increased by $14 million for the comparable period ended March 31, 2007. The changes were due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the euro and British Pound.

The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The effect of changes in the estimated fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during the quarters ended March 31, 2008 and 2007. The Company had a notional value of approximately $5 million of foreign currency hedge contracts outstanding at both March 31, 2008 and December 31, 2007.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Predecessor Company ceased recording interest expense on its previously outstanding pre-petition Notes, Medium-term Notes, and Senior Notes effective October 1, 2001.

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

The obligations under the revolving credit facility mature six years after the Effective Date and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00%. The tranche B term loans mature seven years after the Effective Date and the tranche C term loans mature eight years after the Effective Date. All Exit Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election.

As of March 31, 2008, the Company was party to a series of five year interest rate swap agreements with a total notional value of $1,050 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements; the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.4% on the hedged notional value of $1,050 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of March 31, 2008, the Company recorded unrealized net losses of $13 million to other comprehensive income as a result of these hedges. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the quarter ended March 31, 2008.

These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s Exit Facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates. However, management cannot predict with any certainty the level of interest rate risk that may exist.

Commodity Price Risk

The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with these forecasted purchases. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to eighteen months in the future.

At December 31, 2006, the Predecessor Company had 54 commodity price hedge contracts outstanding that were not designated as accounting hedge contracts. Through March 31, 2007, the Predecessor Company recognized all changes in fair value of these hedges in current earnings, resulting in unrealized gains of approximately $10 million recorded to “other income, net” for the three months ended March 31, 2007. Effective April 1, 2007, the Predecessor Company completed the required evaluation and documentation to designate the majority of such contracts as cash flow hedges.

The Company had 193 and 211 commodity price hedge contracts outstanding with a combined notional value of $129 and $139 million at March 31, 2008 and December 31, 2007, respectively, that were designated as hedging instruments for accounting purposes. As such, unrealized net gains of $16 million were recorded to other comprehensive income as of March 31, 2008. Hedge ineffectiveness of less than $1 million, determined using the hypothetical derivative method, was recorded within “other income, net” for the quarter-ended March 31, 2008. As a result of fresh-start reporting, the cumulative net losses recorded to accumulated other comprehensive income (loss)

of $10 million as of December 31, 2007 were eliminated from equity and will not impact future periods.

ITEM 4.	CONTROLS AND PROCEDURES

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of March 31, 2008, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2008.

PART II

OTHER INFORMATION

ITEM 1.		LEGAL PROCEEDINGS

	(a)	Contingencies.

Note 14 to the Consolidated Financial Statements, “Litigation and Environmental Matters”, that is included in Part I of this report, is incorporated herein by reference.

ITEM 6		EXHIBITS

	(a)	Exhibits:

10.1

Amendment No. 1 to Stock Option Agreement between the Company and José Maria Alapont dated

February 14, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 15, 2008.)

		10.2	Cancellation Agreement between the Company and José Maria Alapont dated as of February 15, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 21, 2008.)

10.3

President and CEO Stock Option Agreement between the Company and José Maria Alapont dated as of

February 15, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K filed February 21, 2008.)

		31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

		32.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

		32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION

By: /s/ Jeff J. Kaminski

Jeff J. Kaminski

Senior Vice President and Chief Financial Officer,

Principal Financial Officer

By: /s/ Alan J. Haughie

Alan J. Haughie

Vice President, Controller, and Chief Accounting Officer

Principal Accounting Officer

Dated: April 22, 2008