Form 10-Q
period 2008-06-30
FEDERAL MOGUL CORP
filed 2008-07-25
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 22, 2008, there were 100,500,000 outstanding shares of the registrant’s $0.01 par value Class A common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended June 30, 2008

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$1,995.2	$1,763.4	$3,854.4	$3,479.9
Cost of products sold	(1,599.6)	(1,441.0)	(3,192.4)	(2,849.7)

Gross margin	395.6	322.4	662.0	630.2

Selling, general and administrative expenses	(212.4)	(212.7)	(421.1)	(419.6)
Interest expense, net	(42.4)	(51.9)	(90.6)	(101.9)
Amortization expense	(19.2)	(4.8)	(35.3)	(9.3)
Chapter 11 and U.K. Administration related reorganization expenses	(3.2)	(27.6)	(13.0)	(41.2)
Equity earnings of unconsolidated affiliates	7.8	10.1	16.5	18.0
Restructuring expense, net	(1.0)	(13.5)	(2.7)	(29.6)
Other income (expense), net	(1.8)	3.1	(4.3)	14.1

Income before income tax expense	123.4	25.1	111.5	60.7
Income tax expense, net	(33.8)	(21.2)	(53.4)	(52.2)

Net income	$89.6	$3.9	$58.1	$8.5

Income per common share:
Basic	$0.90	$0.04	$0.58	$0.10

Diluted	$0.89	$0.04	$0.58	$0.09

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	Successor
	(Unaudited) June 30 2008	December 31 2007
	(Millions of dollars)
ASSETS
Current assets:
Cash and equivalents	$843.9	$425.4
Accounts receivable, net	1,382.6	1,095.9
Inventories, net	1,052.6	1,074.3
Prepaid expenses and other current assets	357.6	526.4

Total current assets	3,636.7	3,122.0

Property, plant and equipment, net	2,094.7	2,061.8
Goodwill and indefinite-lived intangible assets	1,636.7	1,852.0
Definite-lived intangible assets, net	577.9	310.0
Other noncurrent assets	486.4	520.5

	$8,432.4	$7,866.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$128.2	$117.8
Accounts payable	707.3	726.6
Accrued liabilities	505.5	496.0
Current portion of postemployment benefit liability	62.3	61.2
Other current liabilities	194.9	167.3

Total current liabilities	1,598.2	1,568.9

Long-term debt	2,806.2	2,517.6
Postemployment benefits	965.7	936.9
Long-term portion of deferred income taxes	350.7	331.4
Other accrued liabilities	289.7	300.3

Minority interest in consolidated subsidiaries	98.2	87.5

Shareholders’ equity:
Common stock	1.0	1.0
Additional paid-in capital, including warrants	2,122.7	2,122.7
Retained earnings	58.1	—
Accumulated other comprehensive income	141.9	—

Total shareholders’ equity	2,323.7	2,123.7

	$8,432.4	$7,866.3

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
	Six Months Ended June 30
	2008	2007
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net income	$58.1	$8.5
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	171.1	172.1
Cash received from 524(g) Trust	225.0	—
Change in post employment benefits, including pensions	4.1	(27.1)
Change in deferred taxes	3.9	3.8
Changes in operating assets and liabilities:
Accounts receivable	(249.8)	(157.8)
Inventories	55.0	0.9
Accounts payable	(49.1)	106.5
Other assets and liabilities	39.3	79.0

Net Cash Provided From Operating Activities	257.6	185.9

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(148.0)	(132.0)
Net proceeds from the sale of property, plant and equipment	10.9	18.1
Proceeds from sale of investment	—	13.8
Payments to acquire minority interests	—	(6.8)
Payments to acquire business	(4.7)	—

Net Cash Used By Investing Activities	(141.8)	(106.9)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on exit facility	2,082.0	—
Repayment of Tranche A, Revolver and PIK Notes	(1,790.8)	—
Proceeds from borrowings on DIP credit facility	—	550.0
Principal payments on DIP credit facility	—	(228.1)
Repayment of pre-petition Tranche C debt	—	(330.4)
Increase in short-term debt	2.4	8.7
Decrease in other long-term debt	(7.9)	(5.8)
Increase (decrease) in factoring arrangements	6.3	(58.9)
Debt refinance fees	(0.4)	(0.3)

Net Cash Provided From (Used By) Financing Activities	291.6	(64.8)

Effect of foreign currency exchange rate fluctuations on cash	11.1	4.6

Increase in cash and equivalents	418.5	18.8

Cash and equivalents at beginning of period	425.4	359.3

Cash and equivalents at end of period	$843.9	$378.1

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

1.	BASIS OF PRESENTATION

Interim Financial Statements: The predecessor to Federal-Mogul Corporation (the “Predecessor Company”, “Predecessor Federal-Mogul” or the “Predecessor”) and all of its then-existing wholly-owned United States subsidiaries (“U.S. Subsidiaries”) filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 1, 2001 (the “Petition Date”), certain of the Predecessor Company’s United Kingdom subsidiaries (together with the U.S. Subsidiaries, the “Debtors”) also filed voluntary petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court. On November 8, 2007, the Bankruptcy Court entered an Order (the “Confirmation Order”) confirming the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) and entered Findings of Fact and Conclusions of Law regarding the Plan (the “Findings of Fact and Conclusions of Law”). On November 14, 2007, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. On December 27, 2007, the Plan became effective in accordance with its terms (the “Effective Date”). On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (also referred to as “Federal-Mogul”, the “Company”, the “Successor Company”, or the “Successor”).

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

In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the Company was required to adopt fresh-start reporting effective upon emergence from bankruptcy on December 27, 2007. The Company evaluated its activity between December 28, 2007 and December 31, 2007 and, based upon the immateriality of such activity, concluded that the use of an accounting convenience date of December 31, 2007 was appropriate. As such, fresh-start reporting has been applied as of that date. Financial statements for the three and six months ended June 30, 2007 do not reflect the impact of changes in the Company’s capital structure or changes in the estimated fair values of assets and liabilities as a result of fresh-start reporting, and are therefore not comparable to the financial statements for the three and six months ended June 30, 2008. For further information on fresh-start reporting, see Note 3.

The unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Principles of Consolidation: The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control.

Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are generally accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. The Company does not hold a controlling interest in any entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $393 million and $347 million as of June 30, 2008 and December 31, 2007, respectively. Of those gross amounts, $352 million and $315 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of June 30, 2008 and December 31, 2007, the Company had outstanding factored amounts of $23 million and $8 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the Consolidated Statements of Operations within “Other income (expense), net.”

Adoption of New Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified. In addition, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations. SFAS 160 is effective for financial statements issued for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company continues to evaluate the provisions of this standard and anticipates adopting this standard as of January 1, 2009.

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

Following a Confirmation Hearing that began on June 18, 2007 and concluded on October 2, 2007, and following the consensual resolution of various legal objections to confirmation of the Plan, the Bankruptcy Court entered an order on November 8, 2007 confirming the Plan and entered detailed Findings of Fact and Conclusions of Law with respect to the Plan. On November 14, 2007, the District Court entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. The Confirmation Order became final and non-appealable 30 days after its affirmance by the District Court. The Plan became effective in accordance with its terms on December 27, 2007 (the “Effective Date”).

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

•

On the Effective Date, the Company issued new Tranche A term loans in the approximate amount of $1,335 million and senior subordinated third priority payment-in-kind notes (“PIK Notes”) in the approximate amount of $305 million to satisfy claims under Predecessor Federal-Mogul’s pre-Petition Date secured credit facility and pre-Petition Date claims on account of certain surety bonds. The new Tranche A term loans were repaid and the PIK Notes were redeemed by the Company on January 3, 2008 from proceeds of the Exit Facilities (as defined in Note 11).

•	On the Effective Date, the Company repaid approximately $761 million in obligations under the debtor-in-possession financing facility entered into during the Chapter 11 Cases.

•

On the Effective Date, the Company paid approximately $132 million for settlement of an Administrative Expense Claim (as defined in the Plan) on account of adequate protection payments owed to the holders of Predecessor Federal-Mogul’s notes issued prior to the Petition Date.

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

The Plan further provides that holders of general unsecured claims against the U.S. Debtors that did not elect to receive distributions of Class A Common Stock on account of their claims will receive cash distributions totaling 35% of the allowed amount of their claims, subject to reduction in the event the total amount of such claims, after considering the value of distributions of Class A Common Stock in lieu of cash, exceeds $258 million. Those distributions will be made in three annual installments. The first installment payments were made to holders of unsecured claims against the U.S. Debtors during March 2008. The Company has reserved approximately $41 million and $64 for payment of unsecured claims against the U.S. Debtors as of June 30, 2008 and December 31, 2007, respectively. Because such payments are expected to be made through early 2010, $20 million and $41 million of the amounts reserved have been classified as long-term as of June 30, 2008 and December 31, 2007, respectively.

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

Chapter 11 and U.K. Administration Related Reorganization Expenses

Chapter 11 and U.K. Administration related reorganization expenses in the Consolidated Statements of Operations consist of legal, financial and advisory fees, critical employee retention costs, and other directly related internal costs. The Company continues to incur Chapter 11 reorganization expenses in connection with pursuing the Plan A Settlement to the Plan as previously discussed, as well as in connection with completing distributions pursuant to the Plan.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Millions of Dollars)

Professional fees directly related to the filing	$3.2	$25.1	$13.0	$36.8
Critical employee retention costs	—	2.5	—	4.4

	$3.2	$27.6	$13.0	$41.2

3.	FRESH-START REPORTING

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

The Company analyzed the transactions that occurred during the four-day period from December 28, 2007 through December 31, 2007, and concluded that such transactions were not material individually or in the aggregate as they represented approximately 1% of total revenues; gross margin; selling, general and administrative expenses; and income before taxes. As such, the Company used December 31, 2007 as the date for adopting fresh-start reporting in order to coincide with the Company’s normal financial closing for the month of December. In connection with fresh-start reporting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor Company prior to the adoption of fresh-start reporting for periods ended on or prior to December 31, 2007 are not comparable to those of the Successor Company.

The Bankruptcy Court confirmed the Plan based upon a reorganization value of the Company between $4,369 million and $4,715 million, which was estimated using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies; (ii) a review and analysis of several transactions of companies in similar industries to the Company; and (iii) a calculation of the present value of the future cash flows of the Company under its projections. Based upon a reevaluation of relevant factors used in determining the range of reorganization value and updated expected cash flow projections, the Company concluded that $4,369 million should be used for fresh-start reporting purposes as it most closely approximated fair value.

In accordance with fresh-start reporting, the Company’s reorganization value has been allocated to existing assets using the measurement guidance provided in SFAS 141. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor Company’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan. Deferred taxes have been determined in conformity with SFAS No. 109, Accounting for Income Taxes. The excess of reorganization value over the value of net tangible and identifiable intangible assets and liabilities has been recorded as goodwill in the accompanying Consolidated Balance Sheets.

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the reasonable control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the reorganization value is subject to additional adjustment within one year after emergence from bankruptcy to provide the Company with adequate time to complete the valuation of its assets and liabilities. Future adjustments may result from:

•	Finalization of valuation reports associated with long-lived tangible and intangible assets which may derive further adjustments or recording of additional assets or liabilities;

•	Adjustments to deferred tax assets and liabilities, which may be based upon additional information, including adjustments to valuation estimates of underlying assets or liabilities; or

•	Adjustments to amounts recorded based upon estimated fair values or upon other measurements, which could change the amount of recorded goodwill.

Although the Company has not yet completed its long-lived tangible and intangible asset valuation processes, the Company has received more detailed and comprehensive valuation estimates during the quarter ended June 30, 2008, and is in the process of reviewing and finalizing such estimates. Based upon the revised valuation estimates, the Company, during the quarter ended June 30, 2008, recorded adjustments to the fresh-start reporting amounts initially recorded as of December 31, 2007, primarily related to intangible assets. Where appropriate, depreciation and amortization expense has been recorded based upon the underlying estimates of fair value as of June 30, 2008. To the extent that the final valuation estimates for the underlying assets change, the cumulative recorded depreciation and amortization expense will be adjusted to reflect such changes in underlying asset values.

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $1.4 million and $0.8 million were reversed for the six months ended June 30, 2008 and 2007, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and result from actual costs at program completion being less than costs estimated at the commitment date. In most instances where final costs were lower than original estimates, the rate of voluntary employee attrition was higher than the attrition rate originally estimated as of the commitment dates, resulting in lower severance costs.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended June 30, 2008. “PTE”, “PTSB”, “VSP”, “AP” and “GA” represent Powertrain Energy, Powertrain Sealing & Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket, respectively.

	Successor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)

Balance at December 31, 2007	$6.1	$4.3	$1.4	$—	$4.7	$2.6	$19.1
Provisions	0.2	0.3	—	0.7	—	1.4	2.6
Reversals	—	(0.2)	—	(0.2)	(0.5)	—	(0.9)
Payments	(0.8)	(1.4)	(0.4)	(0.3)	(2.7)	(0.1)	(5.7)
Foreign currency	0.2	0.3	—	—	0.1	(0.1)	0.5

Balance at March 31, 2008	5.7	3.3	1.0	0.2	1.6	3.8	15.6
Provisions	1.0	0.1	—	0.4	—	—	1.5
Reversals	(0.2)	—	(0.1)	—	—	(0.2)	(0.5)
Payments	(1.1)	(1.2)	(0.5)	(0.4)	(0.3)	(0.4)	(3.9)
Foreign currency	0.1	—	—	—	(0.1)	—	—

Balance at June 30, 2008	$5.5	$2.2	$0.4	$0.2	$1.2	$3.2	$12.7

In January 2006, the Predecessor Company announced a global restructuring plan (“Restructuring 2006”) as part of its global sustainable profitable growth strategy. From the inception of this program through December 31, 2007, the Predecessor Company incurred expenses of $119.9 million under this program associated with the closures of its facilities located in Alpignano, Italy; Upton, United Kingdom; Malden, Missouri; Pontoise, France; Rochdale, United Kingdom; Slough, United Kingdom; St. Johns, Michigan; St. Louis, Missouri; and Bretten, Germany. The Predecessor Company also transferred production with high labor content from its facilities in Nuremberg, Germany; Wiesbaden, Germany; and Orleans, France to existing facilities in best cost countries.

The finalization of this program is expected to be completed in late 2008, will affect approximately 3 additional facilities, and will reduce the Company’s workforce by an additional 1%. Payments associated with this program are expected to continue into 2010. The Company continues to evaluate the individual components of this program, and will announce those components as plans are finalized. From January 1, 2008 through June 30, 2008, the Successor Company has incurred expenses of $2.6 million for Restructuring 2006.

Significant components of charges related to Restructuring 2006 are as follows:

	Total Expected Costs	Predecessor	Successor
		Incurred Prior to 2008	First Quarter 2008	Second Quarter 2008	Estimated Additional Charges
	(Millions of dollars)

Powertrain Energy	$33.6	$29.1	$0.2	$0.7	$3.6
Powertrain Sealing and Bearings	58.0	53.0	0.7	0.1	4.2
Vehicle Safety and Protection	6.5	3.5	—	—	3.0
Automotive Products	20.7	19.7	0.5	—	0.5
Global Aftermarket	13.8	11.9	—	0.4	1.5
Corporate	3.7	2.7	—	—	1.0

	$136.3	$119.9	$1.4	$1.2	$13.8

5.	OTHER INCOME (EXPENSE), NET

The specific components of “Other income (expense), net” are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Millions of Dollars)

Foreign currency exchange	$(6.7)	$(0.1)	$(5.1)	$(0.5)
Minority interest in consolidated subsidiaries	(0.9)	3.4	(1.6)	2.7
Royalty income (expense)	0.1	0.8	(1.2)	0.7
Accounts receivable discount expense	(2.3)	(1.9)	(4.8)	(3.6)
Gain on sale of assets	0.1	7.5	0.5	10.5
Loss on sale of businesses	—	(0.4)	—	(0.4)
Unrealized gain (loss) on hedge instruments	(1.5)	(2.3)	(0.8)	7.5
Adjustment of assets to fair value	—	(3.2)	—	(3.5)
Other	9.4	(0.7)	8.7	0.7

	$(1.8)	$3.1	$(4.3)	$14.1

6.	FINANCIAL INSTRUMENTS

Foreign Currency Risk

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

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The effect of changes in the estimated fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during the three and six months ended June 30, 2008 and 2007. The Company had a notional value of approximately $2 million and $5 million of foreign currency hedge contracts outstanding at June 30, 2008 and December 31, 2007, respectively.

Interest Rate Risk

As of June 30, 2008, the Company was party to a series of five year interest rate swap agreements with a total notional value of $1,050 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.4% on the hedged notional value of $1,050 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of June 30, 2008, the Company recorded unrealized net gains of $19 million to other comprehensive income as a result of these hedges. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the three or six months ended June 30, 2008.

These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s Exit Facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates.

Commodity Price Risk

The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with forecasted purchases. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to eighteen months in the future.

At December 31, 2006, the Predecessor Company had 54 commodity price hedge contracts outstanding that were not designated as accounting hedge contracts. Through March 31, 2007, the Predecessor Company recognized all changes in fair value of these hedges in current earnings, resulting in unrealized gains of approximately $10 million recorded to “Other income (expense), net” for the three months ended March 31, 2007. Effective April 1, 2007, the Predecessor Company completed the required evaluation and documentation to designate the majority of such contracts as cash flow hedges.

The Company had 185 and 211 commodity price hedge contracts outstanding with a combined notional value of $96 million and $139 million at June 30, 2008 and December 31, 2007, respectively, that were designated as hedging instruments for accounting purposes. As such, unrealized net gains of $8 million were recorded to other comprehensive income as of June 30, 2008. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the three and six months ended June 30, 2008.

Other

For derivatives designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material effect on operations for the three and six months ended June 30, 2008 and 2007. No fair value hedges or cash flow hedges were re-designated or discontinued during the three and six months ended June 30, 2008 and 2007.

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

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 2, 2008, the FASB issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”) which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Where the measurement objective specifically requires the use of “fair value”, the Company has adopted the provisions of SFAS 157 related to financial assets and financial liabilities as of December 31, 2007 in connection with its fresh-start reporting.

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

The Company remeasured its financial assets and financial liabilities as of December 31, 2007 as required by SOP 90-7 using the guidance for measurement found in SFAS 141. The gains and losses related to these fair value adjustments were recorded within the statement of operations of the Predecessor Company. Financial assets and liabilities remeasured and disclosed at fair value at June 30, 2008 are set forth in the table below:

	Frequency	Asset / (Liability)	Level 1	Level 2	Level 3	Valuation Technique
	(In millions of dollars)
Hedge instruments	Recurring	$36.7	$—	$36.7	$—	A

7.	INVENTORIES

Prior to the application of fresh-start reporting, inventories were stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at June 30, 2008 and December 31, 2007. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

In connection with fresh-start reporting, inventory balances as of December 31, 2007 were increased by $68 million in accordance with SFAS No. 141 using the following valuation methodology:

1)	finished goods have been valued at estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the Successor Company;

2)

work-in-process has been valued at the estimated selling prices of finished goods less the sum of (a) costs to complete, (b) costs of disposal and (c) a reasonable profit allowance for the completing and selling effort of the Successor Company; and

3)	raw materials have been valued at current replacement cost.

The fresh-start reporting valuation increase to inventory impacted cost of goods sold as the related inventory was sold. During the six months ended June 30, 2008, the Company recognized $68 million in additional cost of goods sold, reducing gross margin by the same, due to this valuation adjustment to inventory.

Net inventories consisted of the following:

	Successor Company
	June 30 2008	December 31 2007
	(Millions of Dollars)

Raw materials	$213.4	$202.2
Work-in-process	179.7	180.9
Finished products	659.5	691.2

	$1,052.6	$1,074.3

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2008 and December 31, 2007, goodwill and other intangible assets consist of the following:

	Successor Company
	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)

Definite-Lived Intangible Assets
Developed technology	$115.0	$(5.2)	$109.8	$140.0	$—	$140.0
Customer relationships	498.2	(30.1)	468.1	170.0	—	170.0

	$613.2	$(35.3)	$577.9	$310.0	$—	$310.0

Goodwill and Indefinite-Lived Intangible Assets
Goodwill			$1,173.7			$1,544.0
Trademarks and brand names			463.0			308.0

			$1,636.7			$1,852.0

As of December 31, 2007, the Company adjusted its net carrying amount of intangible assets based upon preliminary valuations as a result of applying fresh-start reporting. Included in these adjustments were the elimination of Predecessor goodwill and the establishment of Successor goodwill. Successor goodwill was determined as the excess of reorganization value over amounts attributable to specific tangible and intangible assets, including developed technology and customer relationships.

The Company received valuation estimates for intangible assets other than goodwill during the quarter ended June 30, 2008 that are more detailed and comprehensive than those used for its initial application of fresh-start reporting. Based upon the revised valuation estimates, the Company, during the quarter ended June 30, 2008, recorded adjustments to the initially recorded fresh-start reporting amounts. In addition, cumulative amortization expense has been recorded based upon the underlying estimates of fair value as of June 30, 2008. The values assigned to identified intangible assets and goodwill continue to be considered preliminary as the Company has not yet completed its internal review and approval of the latest valuation estimates. The Company expects to complete the internal review and approval processes within the upcoming months.

The Company has preliminarily assigned $115.0 million to technology, including value for patented and unpatented proprietary know-how and expertise as embodied in the processes, specifications and testing of products. This estimate was reduced from $140.0 million recorded as of December 31, 2007 due to changes primarily in the underlying valuation assumptions and not a change in the portfolio of identified technologies nor on any changes in the expected revenue streams associated with each of the identified technologies. The value assigned is based on the relief-from-royalty method which applies a fair royalty rate for the technology group to forecasted revenue. Royalty rates were determined based on discussions with management and a review of royalty data for similar or comparable technologies. The preliminary amortization periods between 8 and 14 years are based on the expected useful lives of the products or product families for which the technology relate.

Aftermarket products are sold to a wide range of wholesalers, retailers and installers as replacement parts for vehicles in current production and for older vehicles. For its aftermarket customers, the Company generally establishes product line arrangements that encompass all products offered within a particular product line. These are typically open-ended arrangements that are subject to termination by either the Company or the customer at any time. The generation of repeat business from any one aftermarket customer depends upon numerous factors, including but not limited to the speed and accuracy of order fulfillment, the availability of a full range of product, brand recognition, and market responsive pricing adjustments. Predictable recurring revenue is generally not heavily based upon prior relationship experience. As such, distinguishing revenue between that attributable to customer relationships as opposed to revenue attributable to recognized customer brands is more difficult.

The Company, during the quarter ended June 30, 2008, completed its analysis of its various Aftermarket revenue streams and bifurcated those streams between revenues associated with brand recognition and revenues associated with customer relationships. Valuation estimates for brand names and customer relationships were then determined based upon the estimated revenue streams. As a result of the latest valuation estimates, the Company recorded $463.0 million for its trademarks and brand names. As part of fresh-start reporting, value was assigned to each trademark or brand name based on its earnings potential or relief from costs associated with licensing the trademark or brand name. As the Company expects to continue using each trademark or brand name indefinitely with respect to the related product lines, the trademarks or brand names have been assigned indefinite lives and will be tested annually for impairment.

Based upon the latest valuation estimates, the Company has assigned $492.6 million to its customer relationships, of which $61.0 million relates to original equipment (“OE”) customer relationships and $431.6 million relates to aftermarket customer relationships. The values assigned to customer relationships are based on the propensity of these customers to continue to generate predictable future recurring revenue and income. The value was based on the present value of the future earnings attributable to the intangible assets after recognition of required returns to other contributory assets. The preliminary amortization periods of between 1 and 22 years are based on the expected cash flows and historical attrition rates, as determined within each of the separate product groups.

The Company has also recorded $5.6 million in customer relationships in connection with the February 2008 acquisition of Federal-Mogul Bearings India Limited (“FMBIL”). The acquisition of FMBIL did not have a material impact on the Company’s financial statements or liquidity.

The values assigned to identifiable intangible assets based upon the latest valuations represent the Company’s best estimates of fair value based upon internal and external valuations. If these values were to be considered final, the

Company’s ongoing amortization expense for its definite-lived intangible assets for each of the following years would be as follows (in millions of dollars):

2008	$70.9
2009	43.9
2010	43.9
2011	42.2
2012	42.2
Thereafter	370.1

$613.2

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

For the three and six months ended June 30, 2008, the Company has recorded amortization expense of $19.2 million and $35.3 million, respectively, associated with definite-lived intangible assets. Included in the amortization expense of $19.2 million for the quarter ended June 30, 2008 is $1.6 million of expense related to the quarter ended March 31, 2008, recorded during the current quarter as a result of revisions to the estimates of value for definite-lived intangible assets. To the extent the estimates of fair value for definite-lived intangible assets continue to change, the cumulative recorded amortization expense will be adjusted to reflect such changes in underlying asset values.

9.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 15 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $322 million and $324 million at June 30, 2008 and December 31, 2007, respectively, and is included in the Consolidated Balance Sheets as “Other noncurrent assets.” Upon the adoption of fresh-start reporting, the Company’s investments in non-consolidated affiliates were adjusted to estimated fair value. These estimated fair values were determined based upon internal and external valuations which considered various relevant market rates and transactions, and discounted cash flow valuation methods, among other factors, as further described in Note 3.

Equity in the earnings of non-consolidated affiliates amounted to approximately $17 million and $18 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, these entities generated sales of approximately $384 million, net income of approximately $49 million and at June 30, 2008 had total net assets of approximately $369 million. Dividends received from non-consolidated affiliates by the Company for the six months ended June 30, 2008 were $23 million. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2008, the total amount of the contingent guarantee, were all triggering events to occur, approximated $62 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141, Business Combinations.

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

10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	Successor Company
	June 30 2008	December 31 2007
	(Millions of Dollars)

Accrued compensation	$255.2	$224.4
Accrued rebates	87.2	93.6
Accrued income taxes	60.7	48.5
Accrued professional services	27.7	22.8
Accrued product returns	18.2	20.0
Non-income taxes payable	16.6	21.2
Accrued Chapter 11 and U.K. Administration expenses	16.1	35.3
Restructuring reserves	12.7	19.1
Accrued warranty	11.1	11.1

	$505.5	$496.0

11.	DEBT

In connection with the consummation of the Plan, on the Effective Date, the Company entered into a Tranche A Term Loan Agreement (the “Tranche A Facility Agreement”). The Tranche A Facility Agreement provided for a $1,334.6 million term loan issued on the Effective Date to satisfy, in part, the obligations owed under the Prepetition Credit Agreement and certain other prepetition surety-related obligations. On December 27, 2007, the Company notified the administrative agent under the Tranche A Facility Agreement of the Company’s intent to repay the Tranche A term loan in January 2008. On January 3, 2008, the Tranche A term loan was repaid in full.

On the Effective Date, the Company, as the issuer, entered into an Indenture (the “Indenture”) relating to the issuance of approximately $305 million principal amount of PIK Notes (referred to together with the Tranche A Facility Agreement as the “Repaid Instruments”). The PIK Notes were issued in order to satisfy, in part, the obligations under the Prepetition Credit Agreement and certain other prepetition surety-related obligations. On December 28, 2007, the Company gave its notice of intent to redeem the PIK Notes, in full, in January 2008 at a price equal to their redemption price. On January 3, 2008, the PIK Notes were redeemed in full.

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

The obligations under the revolving credit facility shall mature six years after the Effective Date and shall bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR”, defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans shall mature seven years after the Effective Date and the tranche C term loans shall mature eight years after the Effective Date. In addition, the tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011. All Exit Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election.

On January 3, 2008, the Company drew an additional $2,082 million under the Exit Facilities, of which $1,642 million was used by the Company to repay or redeem the Repaid Instruments and interest thereon, both as discussed above. Given that the Company intended to finance the Repaid Instruments on a long-term basis, commitments for such long-term financing existed as of December 31, 2007 and that such intent was achieved with the refinancing of the Repaid Instruments with long-term borrowings under the Exit Facilities, each of the Repaid Instruments was classified as long-term in the Company’s balance sheet as of December 31, 2007.

As of June 30, 2008, the Company was party to a series of five year interest rate swap agreements with a total notional value of $1,050 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.4% on the notional value of $1,050 million.

The Exit Facilities were initially negotiated by the Predecessor Company and certain of the Plan Proponents, reaching agreement on the majority of significant terms of the Exit Facilities in early 2007. Between the time the terms were agreed in early 2007 and the Effective Date, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Exit Facilities. This estimated fair value adjustment has been recorded within fresh-start reporting, and will be amortized as interest expense over the terms of each of the underlying components of the Exit Facilities. During the three and six months ended June 30, 2008, the Company recognized $5.6 million and $11.1 million, respectively, in interest expense associated with the amortization of this fair value adjustment.

Debt consisted of the following:

	Successor Company
	June 30 2008	December 31 2007
	(Millions of Dollars)

Exit Facilities:
Revolver	$—	$151.0
Tranche B term loan	1,950.2	—
Tranche C term loan	995.0	878.0
Tranche A term loan	—	1,334.6
Senior subordinated third priority secured notes	—	305.2
Debt discount	(151.9)	(163.0)
Other debt, primarily foreign instruments	141.1	129.6

	2,934.4	2,635.4
Less: short-term debt, including current maturities of long-term debt	(128.2)	(117.8)

Total long-term debt	$2,806.2	$2,517.6

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

The total commitment and amounts outstanding on the revolving credit facility are as follows:

	Successor Company
	June 30 2008	December 31 2007
	(Millions of Dollars)

Current Contractual Commitment	$540.0	$540.0

Outstanding:
Revolving credit facility	$—	$151.0
Letters of credit	19.5	73.7

Total outstanding	$19.5	$224.7

Borrowing Base on Revolving Credit Facility
Current borrowings	$—	$151.0
Letters of credit	19.5	73.7
Available to borrow	520.5	315.3

Total borrowing base	$540.0	$540.0

12.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care, disability and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Components of net periodic benefit cost for the three months ended June 30 are as follows:

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Pension Benefits				Other Benefits
	United States		International
	2008	2007	2008	2007	2008	2007
	(Millions of Dollars)
Service cost	$5.9	$6.5	$1.7	$1.4	$0.5	$0.5
Interest cost	15.6	15.1	5.1	3.7	7.9	9.0
Expected return on plan assets	(18.5)	(17.9)	(0.7)	(0.4)	—	—
Amortization of actuarial loss	—	4.6	—	0.6	—	3.8
Amortization of prior service cost (benefit)	—	1.6	—	—	—	(1.0)

Net periodic benefit cost	$3.0	$9.9	$6.1	$5.3	$8.4	$12.3

Components of net periodic benefit cost for the six months ended June 30 are as follows:

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Pension Benefits				Other Benefits
	United States		International
	2008	2007	2008	2007	2008	2007
	(Millions of Dollars)
Service cost	$11.9	$13.1	$3.4	$2.6	$1.0	$1.0
Interest cost	31.1	30.2	10.0	7.1	15.7	18.0
Expected return on plan assets	(37.1)	(35.8)	(1.4)	(0.6)	—	—
Amortization of actuarial loss	—	9.2	—	1.2	—	7.7
Amortization of prior service cost (benefit)	—	3.2	—	—	—	(2.1)
Settlement gain	—	—	—	(0.3)	—	—

Net periodic benefit cost	$5.9	$19.9	$12.0	$10.0	$16.7	$24.6

13.	INCOME TAXES

For the six months ended June 30, 2008, the Company recorded income tax expense of $53.4 million on income before income taxes of $111.5 million. This compares to income tax expense of $52.2 million on income before income taxes of $60.7 million in the same period of 2007. Income tax expense for the six months ended June 30, 2008 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S., and non-deductible items in various jurisdictions.

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

Resolution of Asbestos Liabilities

As described in Note 2, all asbestos-related personal injury claims against the Debtors will be addressed by the U.S. Asbestos Trust or the U.K. Asbestos Trust in accordance with the terms of the Debtors’ confirmed Plan and the CVAs, and such claims will be treated and paid in accordance with the terms of the Plan, the CVAs, and their related documents. All asbestos property damage claims against the Debtors have been compromised and resolved through the Plan and the CVAs. Accordingly, the Debtors have not recorded an asbestos liability.

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

The Company has also identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of available information from site investigations and best professional judgment of consultants.

Total environmental reserves were $29.4 million and $30.4 million at June 30, 2008 and December 31, 2007, respectively, and are included in the consolidated balance sheets as follows:

	Successor
	June 30 2008	December 31 2007
	(Millions of Dollars)

Current liabilities	$6.1	$7.5
Long-term accrued liabilities	23.3	22.9

	$29.4	$30.4

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At June 30, 2008, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $78 million.

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

15.	ASSET RETIREMENT OBLIGATIONS

The Company records asset retirement obligations in accordance with SFAS 143, Accounting for Asset Retirement Obligations and Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) when the amount can be reasonably estimated, typically upon decision to close or sell an operating site. The Company has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection with Restructuring 2006. In connection with these sites, the Company has accrued $27.5 million and $27.3 million as of June 30, 2008 and December 31, 2007, respectively, for conditional asset retirement obligations, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of asset retirement obligations in accordance with SFAS 144.

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

Reserves for conditional asset retirement obligations are included in the consolidated balance sheets as follows:

	Successor
	June 30 2008	December 31 2007
	(Millions of Dollars)

Current liabilities	$11.7	$11.1
Long-term accrued liabilities	15.8	16.2

	$27.5	$27.3

16.	OTHER COMPREHENSIVE INCOME

The Company’s comprehensive income consists of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Millions of Dollars)

Net income	$89.6	$3.9	$58.1	$8.5
Foreign currency translation adjustments and other	46.3	29.9	115.2	46.8
Derivative financial instruments, net of tax	22.9	3.4	26.7	3.4
Postemployment benefits, net of tax	—	6.9	—	17.0

	$158.8	$44.1	$200.0	$75.7

17.	CAPITAL STOCK

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

On February 25, 2008, Thornwood Associates Limited Partnership, a limited partnership beneficially owned indirectly by Mr. Carl Icahn, exercised the two options held by it to purchase all of the shares of Class B Common Stock from the U.S. Asbestos Trust for aggregate consideration of $900 million, and the shares of Class B Common Stock automatically converted into shares of Class A Common Stock. As a result of the exercise of the options, no shares of the Company’s Class B Common Stock are currently outstanding.

Warrants

In connection with the Plan, holders of the Predecessor Company’s common stock, Series C ESOP Convertible Preferred Shares and the 7% Convertible Junior Subordinate Debentures received warrants to purchase shares of Class A Common Stock of the Successor Company at an exercise price equal to $45.815, exercisable through December 27, 2014. The Company issued 6,951,871 warrants as of the Effective Date, all of which remained outstanding at both June 30, 2008 and December 31, 2007. All of the Predecessor Company’s common stock (and all rights and covenants related thereto) was cancelled pursuant to the Plan on December 27, 2007, of which 91,344,239 shares were outstanding at December 27, 2007.

The Company has accounted for these warrants as equity instruments in accordance with Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and as such, these warrants are classified in stockholders’ equity as they meet the definition of “indexed to the issuer’s stock” in Emerging Issues Task Force 01-6, The Meaning of Indexed to a Company’s Own Stock. The Company estimated the fair value of these warrants at $33.0 million as of December 31, 2007 using the Black-Scholes option pricing model.

18.	STOCK-BASED COMPENSATION

On February 2, 2005, the Predecessor Company entered into a five-year employment agreement with José Maria Alapont, effective March 23, 2005, whereby Mr. Alapont was appointed as the Predecessor Company’s president and chief executive officer. Mr. Alapont served as chairman of the board of the directors of the Company from June 2005 to December 2007. In connection with this agreement, the Plan Proponents agreed to amend the Plan to provide that the Successor Company would grant to Mr. Alapont stock options equal to at least 4% of the value of the Successor Company at the reorganization date (the “Employment Agreement Options”). The Employment Agreement Options vest ratably over the life of the employment agreement, such that one fifth of the Employment Agreement Options vest on each anniversary of the employment agreement effective date. For purposes of estimating fair value, the Employment Agreement Options were deemed to expire on December 27, 2014.

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

Prior to the Effective Date of the Plan, the Predecessor Company was required to reassess the value of the Employment Agreement Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Employment Agreement Options. The Predecessor Company recorded compensation expense pertaining to the options of $1.7 million and $2.8 million for the three and six months ended June 30, 2007, respectively.

In accordance with SFAS No. 123(R), Share Based Payments, the Predecessor Company determined the amount of compensation expense associated with the Employment Agreement Options based upon the estimated fair value of such options as of June 30, 2007. Key assumptions and related option-pricing models used by the Predecessor Company are summarized in the following table:

	Plain vanilla Options	Options with Exchange

Valuation model	Black-Scholes	Modified Binomial
Expected volatility	35%	35%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected option life	4.87 - 5.16%	4.87 - 5.16%
Expected option life (in years)	3.96	4.78

In estimating the expected life of the plain vanilla options, the Company utilized the “simplified method” as first described in SEC Staff Accounting Bulletin (“SAB”) 107 and as permitted in accordance with SAB 110. The simplified method was used as there is only one individual who had outstanding options as of June 30, 2007 and no historical option exercise data was available.

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

In connection with fresh-start reporting, the Company determined the aggregate estimated fair value at $33.7 million associated with the Granted Options and deferred compensation in accordance with SFAS 123(R). Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the Granted Options are treated as a liability award under SFAS 123(R), and the vested portion of the awards, aggregating $19.1 million, has been recorded as a liability as of December 31, 2007.

On February 14, 2008, the Company entered into Amendment No. 1 to the Initial CEO Stock Option Agreement, dated as of February 14, 2008 (the “Amendment”). Pursuant to the Amendment, the exercise price for the option was increased to $29.75 per share. On February 15, 2008, the Initial CEO Stock Option Agreement as amended was cancelled by mutual written agreement of the Company and Mr. Alapont. On February 15, 2008, subject to obtaining the approval of the Company’s shareholders, the Company entered into a new Stock Option Agreement with Mr. Alapont dated as of February 15, 2008 (the “New CEO Stock Option Agreement”). Subject to shareholder approval, the New CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of the Company’s Class A Common Stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of the Company’s Class A Common Stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The New CEO Stock Option Agreement provides for vesting as follows: 60% of the shares of Class A Common Stock subject to the Option are vested, and an additional 20% of the shares of Class A Common Stock subject to the Option shall vest on each of March 23, 2009, and March 23, 2010.

The February 2008 transactions were undertaken to comply with Internal Revenue Code Section 409A in connection with the implementation of Mr. Alapont’s employment agreement. The grant of the CEO Option must be approved by the Company’s shareholders before December 31, 2008 in order to comply with Internal Revenue Code Section 162(m) and be fully tax deductible.

The Company revalued the options granted to Mr. Alapont at June 30, 2008, resulting in a revised fair value of $27.1 million. During the three and six months ended June 30, 2008, the Company recognized $2.7 million and $1.0 million, respectively, in income associated with these options. Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the Granted Options are treated as a liability award under SFAS 123(R), and the vested portion of the awards, aggregating $18.1 million, has been recorded as a liability as of June 30, 2008. The remaining $9.0 million of total unrecognized compensation cost as of June 30, 2008 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	Successor Company June 30, 2008 Valuation
	Plain Vanilla Options	Options Connected To Deferred Compensation	Deferred Compensation

Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	46%	46%	46%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	3.38%	3.51%	3.51%
Expected option life (in years)	3.49	4.11	4.11

19.	INCOME PER COMMON SHARE

As discussed in Note 17, the common shares of the Predecessor Company were cancelled upon the implementation of the Plan. As such, the earnings per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company’s Class A common shares, or to potential investors in such common shares.

The following table sets forth the computation of basic and diluted income per common share:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Millions of Dollars, Except Share and Per Share Amounts)

Net income	$89.6	$3.9	$58.1	$8.5

Weighted average shares outstanding, basic (in millions)	100.0	89.7	100.0	89.4

Basic income per common share	$0.90	$0.04	$0.58	$0.10

Weighted average shares outstanding, diluted (in millions)	100.3	91.2	100.3	90.9

Diluted income per common share	$0.89	$0.04	$0.58	$0.09

The 500,000 common shares issued in connection with the Deferred Compensation Agreement described in Note 18 are excluded from the basic earnings per share calculation as required by Emerging Issues Task Force 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.

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

Net sales and gross margin information by reporting segment is as follows:

	Successor	Predecessor	Successor	Predecessor
	Net Sales
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Millions of Dollars)

Powertrain Energy	$617	$510	$1,211	$1,023
Powertrain Sealing and Bearings	301	272	592	538
Vehicle Safety and Protection	215	205	422	403
Automotive Products	109	83	209	161
Global Aftermarket	753	693	1,420	1,355

	$1,995	$1,763	$3,854	$3,480

	Successor	Predecessor	Successor	Predecessor
	Gross Margin
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Millions of Dollars)

Powertrain Energy	$101	$67	$175	$138
Powertrain Sealing and Bearings	38	17	59	33
Vehicle Safety and Protection	62	53	112	103
Automotive Products	26	21	43	39
Global Aftermarket	169	164	270	318
Corporate	—	—	3	(1)

	$396	$322	$662	$630

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to income before income tax expense is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(Millions of Dollars)

Powertrain Energy	$107	$88	$198	$174
Powertrain Sealing and Bearings	27	18	50	35
Vehicle Safety and Protection	59	50	106	96
Automotive Products	22	20	38	36
Global Aftermarket	119	116	214	224
Corporate	(77)	(80)	(144)	(153)

Total Operational EBITDA	257	212	462	412

Interest expense, net	(43)	(52)	(90)	(102)
Depreciation and amortization	(83)	(88)	(171)	(172)
Restructuring charges, net	(1)	(14)	(3)	(30)
Gross margin impact of December 31, 2007 fresh-start reporting inventory adjustment	—	—	(68)	—
Chapter 11 and U.K. Administration related reorganization expenses	(3)	(28)	(13)	(41)
Other	(4)	(5)	(5)	(6)

Income before income tax expense	$123	$25	$112	$61

Total assets by reporting segment are as follows:

	Successor
	June 30 2008	December 31 2007
	(Millions of Dollars)

Powertrain Energy	$1,841	$1,820
Powertrain Sealing and Bearings	928	822
Vehicle Safety and Protection	1,401	1,708
Automotive Products	884	1,022
Global Aftermarket	2,717	1,988
Corporate	661	506

	$8,432	$7,866

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

Overview

Federal-Mogul Corporation is a leading global supplier of a broad range of parts, accessories, modules and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and industrial markets, including customers in both the original equipment manufacturers (“OEM”) market and the replacement market (“aftermarket”). Management believes the Company’s sales of $3,854 million for the six months ended June 30, 2008 are well balanced between OEM and aftermarket as well as domestic and international. In the six months ended June 30, 2008, the Company derived 63% of its sales from the OE market and 37% from the aftermarket. The Company’s customers include the world’s largest light and commercial vehicle OEMs and major distributors and retailers in the independent aftermarket. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

Results of Operations

Consolidated Results – Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

Net sales by reporting segment were:

	Successor	Predecessor
	Three Months Ended June 30
	2008	2007
	(Millions of Dollars)

Powertrain Energy	$617	$510
Powertrain Sealing and Bearings	301	272
Vehicle Safety and Protection	215	205
Automotive Products	109	83
Global Aftermarket	753	693

	$1,995	$1,763

The percentage of net sales by group and region for the three months ended June 30, 2008 and 2007 are listed below. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket respectively.

Successor 2008	PTE	PTSB	VSP	AP	GA	Total
Americas	20%	35%	21%	69%	73%	45%
Europe, Middle East, Africa	72%	58%	70%	26%	25%	50%
Asia	8%	7%	9%	5%	2%	5%

Predecessor 2007
Americas	23%	46%	30%	67%	74%	50%
Europe, Middle East, Africa	69%	49%	64%	27%	24%	46%
Asia	8%	5%	6%	6%	2%	4%

Gross margin by reporting segment was:

	Successor	Predecessor
	Three Months Ended June 30
	2008	2007
	(Millions of Dollars)

Powertrain Energy	$101	$67
Powertrain Sealing and Bearings	38	17
Vehicle Safety and Protection	62	53
Automotive Products	26	21
Global Aftermarket	169	164

	$396	$322

Net sales increased by $232 million, or 13%, to $1,995 million for the second quarter of 2008 from $1,763 million in the same period of 2007. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $125 million.

In general, increased light and commercial vehicle OE production in Europe and Asia more than offset reduced light vehicle and heavy duty production in North America, and all regions gained market share compared to the same period of 2007. Global aftermarket volumes fell compared to the same period in 2007 but this impact was mitigated by increased market share concentrated in North America. The net result of these movements is that global market share gains in both OE and aftermarket and the increases in European and Asian OE production more than offset the North American market decline by $101 million. Furthermore, customer price reductions were limited to a net $6 million and were more than offset by business acquisitions in Asia which increased sales by $12 million.

Gross margin increased by $74 million to $396 million, or 20% of sales, for the second quarter of 2008 from $322 million, or 18% of sales, in the same period of 2007. The largest factors impacting gross margin are productivity in excess of labor and benefits inflation of $29 million, and reduced depreciation of fixed assets of $24 million due to revaluation in conjunction with fresh-start reporting. Furthermore, the increased sales volumes contributed $13 million of additional margin and favorable foreign exchange movements added $12 million.

Reporting Segment Results – Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007

The following table provides a reconciliation of changes in sales and gross margin for the three months ended June 30, 2008 compared with the three months ended June 30, 2007 for each of the Company’s reporting segments. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended June 30, 2007, Predecessor Company	$510	$272	$205	$83	$693	$—	$1,763
Sales volumes	58	3	(10)	19	31	—	101
Customer pricing	(9)	—	—	—	3	—	(6)
Acquisitions	7	5	—	—	—	—	12
Foreign currency	51	21	20	7	26	—	125

Three months ended June 30, 2008, Successor Company	$617	$301	$215	$109	$753	$—	$1,995

	PTE	PTSB	VSP	AP	GA	Corporate	Total
Gross Margin
Three months ended June 30, 2007, Predecessor Company	$67	$17	$53	$21	$164	$—	$322
Sales volumes / mix	18	3	(4)	(1)	(3)	—	13
Customer pricing	(9)	—	—	—	3	—	(6)
Productivity, net of inflation	6	8	9	5	—	1	29
Materials and services sourcing	3	1	(2)	(1)	2	(1)	2
Depreciation	14	8	2	1	(1)	—	24
Foreign currency	2	1	4	1	4	—	12

Three months ended June 30, 2008, Successor Company	$101	$38	$62	$26	$169	$—	$396

Powertrain Energy

Sales increased by $107 million, or 21%, to $617 million for the second quarter of 2008 from $510 million in the same period of 2007. PTE generates about 80% of its revenue outside the Americas and, as a result, the weakening of the U.S. dollar, primarily against the euro, increased reported sales by $51 million. Sales volumes increased by $58 million due to market share gains in all regions and OE production volume increases in Europe, Middle East and Africa (“EMEA”) more than offsetting reduced production volumes in North America. The November 2007 acquisition of a controlling interest in a joint venture in China contributed additional sales of $7 million. Continued customer pricing pressure reduced sales by $9 million.

Gross margin increased by $34 million to $101 million, or 16% of sales, for the second quarter of 2008 compared to $67 million, or 13% of sales, for the second quarter of 2007. The increased sales volumes contributed $18 million of gross margin, partially offset by customer price reductions of $9 million. Productivity in excess of labor and benefits inflation and improved materials and services costs added a further $9 million of margin and foreign currency movements added $2 million. The remainder of the margin improvement was due to lower depreciation of $14 million on fixed assets revalued in conjunction with fresh-start reporting.

Powertrain Sealing and Bearings

Sales increased by $29 million, or 11%, to $301 million for the second quarter of 2008 from $272 million in the same period of 2007. Approximately 65% of PTSB’s revenues are generated outside the Americas and the resulting foreign currency movements increased sales by $21 million. Increases in OE production volume in EMEA and Asia combined with market share gains in EMEA and Asia were sufficient to offset the impact of reduced light vehicle and heavy duty OE production in North America by $3 million. The acquisition of Federal-Mogul Bearings India Limited (“FMBIL”) in February 2008 added $5 million.

Gross margin increased by $21 million, to $38 million, or 13% of sales, for the second quarter of 2008 compared to $17 million, or 6% of sales for the second quarter of 2007. The increase was due largely to improved productivity in excess of labor and benefits inflation of $8 million and $3 million due to the additional sales volumes combined with improved product mix. Lower depreciation of fixed assets, primarily due to the fresh-start reporting fixed assets revaluation, contributed $8 million of additional margin.

Vehicle Safety and Protection

Sales increased by $10 million, or 5%, to $215 million for the second quarter of 2008 from $205 million in the same period of 2007. Approximately 80% of VSP sales are generated outside the Americas where the weakening of the U.S. dollar, primarily against the euro, increased sales by $20 million. Sales volumes fell by $10 million as significant growth in Asia and minor growth in EMEA were more than offset by the impact of lower North American light vehicle and heavy duty OE production.

Gross margin was $62 million, or 29% of sales, for the second quarter of 2008 compared to $53 million, or 26% of sales, for the second quarter of 2007. The adverse impact on margin of $4 million due to reduced sales volumes was offset by the favorable exchange movements of $4 million. Improved productivity net of labor and benefits inflation of $9 million more than offset the increased costs of raw materials of $2 million. Lower depreciation of fixed assets, primarily due to the fresh-start reporting fixed assets revaluation, contributed $2 million of additional margin.

Automotive Products

Sales increased $26 million, or 31%, to $109 million for the second quarter of 2008 from $83 million in the same period of 2007. The Automotive Products group generates about 30% of its revenue outside the Americas and the corresponding impact of exchange movements increased sales by $7 million. Increased sales volumes and market share gains in all regions, including the North American market, accounted for increased sales of $19 million.

Gross margin was $26 million, or 24% of sales, for the second quarter of 2008 compared to $21 million, or 25% of sales, for the second quarter of 2007. The impact of internal price reductions and lower volumes of inter-company supply to the Global Aftermarket segment reduced gross margins by $7 million, or 6% of sales, which was mostly offset by $6 million of additional margin contributed due to increased sales volumes to OEM’s. The remainder of the margin improvement is principally the result of improved productivity in excess of labor and benefits inflation of $5 million, favorable foreign exchange of $1 million, and reduced depreciation of $1 million.

Global Aftermarket

Sales increased by $60 million, or 9%, to $753 million for the second quarter of 2008, from $693 million in the same period of 2007. This change was due to favorable foreign currency of $26 million, increased sales volumes of $31 million and customer price increases of $3 million.

Gross margin was $169 million, or 22% of sales, for the second quarter of 2008 compared to $164 million, or 24% of sales, in the same period of 2007. The impact of the additional sales volumes was more than offset by unfavorable movements in the mix of products and markets into which the aftermarket products were distributed. Increased pricing offset the erosion due to these mix changes. The overall margin increase was primarily a result of favorable foreign currency movements of $4 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $212 million, or 11% of net sales, for the second quarter of 2008 as compared to $213 million, or 12% of net sales, for the same quarter of 2007. The unfavorable impact of exchange movements increased SG&A by $11 million, which was more than offset by a constant-dollar reduction of $12 million, primarily due to reduced pension expense of $8 million as a result of fresh-start reporting.

Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $47 million for the quarter ended June 30, 2008 compared with $45 million for the same period in 2007. As a percentage of OE sales, R&D was 4% for the quarters ended June 30, 2008 and 2007. The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Federal-Mogul’s R&D activities are conducted at the Company’s major research centers in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Crepy, France; Bangalore, India; Plymouth, Michigan; Skokie, Illinois; Ann Arbor, Michigan; Exton, Pennsylvania; Toledo, Ohio and Yokohama, Japan.

Interest Expense, Net

Net interest expense was $43 million in the second quarter of 2008 compared to $52 million for the second quarter of 2007. The decrease is due to lower average interest rates on higher debt and an increase in interest income of $10 million, partially offset by amortization of $5 million as a result of marking to market the exit financing arrangements as part of fresh-start reporting.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended June 30, 2008:

	Successor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)

Balance at March 31, 2008	$5.7	$3.3	$1.0	$0.2	$1.6	$3.8	$15.6
Provisions	1.0	0.1	—	0.4	—	—	1.5
Reversals	(0.2)	—	(0.1)	—	—	(0.2)	(0.5)
Payments	(1.1)	(1.2)	(0.5)	(0.4)	(0.3)	(0.4)	(3.9)
Foreign currency	0.1	—	—	—	(0.1)	—	—

Balance at June 30, 2008	$5.5	$2.2	$0.4	$0.2	$1.2	$3.2	$12.7

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the three months ended June 30, 2008 and 2007, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $3 million and $28 million, respectively. These expenses have been reduced from 2007 levels due to the Company’s emergence from Chapter 11 in December 2007, resulting in a significant reduction in the need for professional services by various third-party advisors.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, and critical employee retention costs as follows:

	Successor	Predecessor
	Three Months Ended June 30
	2008	2007
	(Millions of Dollars)

Professional fees directly related to the filing	$3.2	$25.1
Critical employee retention costs	—	2.5

	$3.2	$27.6

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $8 million and $24 million for the three months ended June 30, 2008 and 2007, respectively.

Income Tax Expense

For the three months ended June 30, 2008, the Company recorded income tax expense of $34 million on income before income taxes of $123 million. This compares to income tax expense of $21 million on income before income taxes of $25 million in the same period of 2007. Income tax expense for the three months ended June 30, 2008 differs from statutory rates due to earnings in jurisdictions with tax rates more favorable than the U.S. statutory rate.

Consolidated Results – Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Net sales by reporting segment were:

	Successor	Predecessor
	Six Months Ended June 30
	2008	2007
	(Millions of Dollars)

Powertrain Energy	$1,211	$1,023
Powertrain Sealing and Bearings	592	538
Vehicle Safety and Protection	422	403
Automotive Products	209	161
Global Aftermarket	1,420	1,355

	$3,854	$3,480

The percentage of net sales by group and region are listed below. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

Successor 2008	PTE	PTSB	VSP	AP	GA	Total
Americas	20%	37%	23%	68%	72%	45%
Europe, Middle East, Africa	72%	56%	68%	27%	26%	49%
Asia	8%	7%	9%	5%	2%	6%

Predecessor 2007
Americas	23%	45%	30%	68%	74%	49%
Europe, Middle East, Africa	70%	50%	64%	26%	24%	46%
Asia	7%	5%	6%	6%	2%	5%

Gross margin by reporting segment was:

	Successor	Predecessor
	Six Months Ended June 30
	2008	2007
	(Millions of Dollars)

Powertrain Energy	$175	$138
Powertrain Sealing and Bearings	59	33
Vehicle Safety and Protection	112	103
Automotive Products	43	39
Global Aftermarket	270	318
Corporate	3	(1)

	$662	$630

Net sales increased by $374 million, or 11%, to $3,854 million for the six months ended June 30, 2008 from $3,480 million in the same period of 2007. The impact of the U.S. dollar weakening primarily against the euro increased reported revenues by $244 million.

In general, increased light and commercial vehicle OE production in Europe and Asia more than offset reduced light vehicle and heavy duty production in North America, and all regions gained market share compared to the same period of 2007. Global aftermarket volumes fell compared to the same period in 2007 but this impact was mitigated by increased market share concentrated in North America. The net result of these movements is that global market share gains in both OE and aftermarket and the increases in European and Asian OE production more than offset the North American market decline by $126 million. Furthermore, customer price reductions were limited to a net $16 million and were more than offset by business acquisitions in Asia which increased sales by $20 million.

Gross margin increased by $32 million to $662 million, or 17% of sales, for the six months ended June 30, 2008 from $630 million, or 18% of sales, in the same period of 2007. The largest factor impacting gross margin is the increase to inventory values recorded at December 31, 2007 in connection with fresh-start reporting, reducing gross margin by $68 million for the six months ended June 30, 2008. This expense is a one time, non-cash charge. In the absence of this charge, gross margin would have been $730 million or 19% of sales. The Company also recorded reduced depreciation expense of $37 million during this period primarily as a result of revaluing fixed assets and resetting the remaining useful lives of those assets in connection with fresh-start reporting. The other major factors impacting gross margin are $40 million of productivity in excess of labor and benefits inflation, and favorable foreign exchange movements of $27 million. Although customer prices fell by $16 million, this impact was mostly mitigated by reduced cost of purchased materials and services of $12 million.

Reporting Segment Results – Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

The following table provides a reconciliation of changes in sales and gross margin for the six months ended June 30, 2008 compared with the six months ended June 30, 2007 for each of the Company’s reporting segments. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)

Sales
Six months ended June 30, 2007, Predecessor Company	$1,023	$538	$403	$161	$1,355	$—	$3,480
Sales volumes	89	4	(15)	36	12	—	126
Customer pricing	(17)	2	(2)	—	1	—	(16)
Acquisitions	12	8	—	—	—	—	20
Foreign currency	104	40	36	12	52	—	244

Six months ended June 30, 2008, Successor Company	$1,211	$592	$422	$209	$1,420	$—	$3,854

	PTE	PTSB	VSP	AP	GA	Corporate	Total
Gross Margin
Six months ended June 30, 2007, Predecessor Company	$138	$33	$103	$39	$318	$(1)	$630
Sales volumes / mix	25	2	(8)	(2)	(17)	—	—
Customer pricing	(17)	2	(2)	—	1	—	(16)
Productivity, net of inflation	5	13	12	8	—	2	40
Materials and services sourcing	8	2	(2)	(3)	5	2	12
Increase to inventory values as a result of fresh-start reporting	(10)	(7)	(4)	(2)	(45)	—	(68)
Depreciation	20	12	5	1	(1)	—	37
Foreign currency	6	2	8	2	9	—	27

Six months ended June 30, 2008, Successor Company	$175	$59	$112	$43	$270	$3	$662

Powertrain Energy

Sales increased by $188 million, or 18%, to $1,211 million for the six months ended June 30, 2008 from $1,023 million in the same period of 2007. PTE generates about 80% of its revenue outside the Americas and, as a result, the weakening of the U.S. dollar, primarily against the euro, increased reported sales by $104 million. Sales volumes increased by $89 million due to market share gains in all regions combined with OE production volume increases in Europe, Middle East and Africa (“EMEA”) and stable volumes in North America and Asia. The November 2007 acquisition of a controlling interest in a joint venture in China contributed additional sales of $12 million. Continued customer pricing pressure reduced sales by $17 million.

Gross margin increased by $37 million to $175 million, or 14% of sales, for the six months ended 2008 compared to $138 million, or 13% of sales, for the comparable period in 2007. Before considering the impact of the one-time inventory charge of $10 million, gross margin rose to 15% of sales. The favorable impacts of volume contributed $25 million of additional margin. Improved materials and services sourcing combined with productivity in excess of labor and benefits inflation of $13 million were more than offset by customer price reductions of $17 million. The remainder of the margin improvement was due to foreign currency movements of $6 million and lower depreciation of fixed assets, revalued in conjunction with fresh-start reporting, of $20 million.

Powertrain Sealing and Bearings

Sales increased by $54 million, or 10%, to $592 million for the six months ended June 30, 2008 from $538 million in the same period of 2007. Approximately 65% of PTSB’s revenues are generated outside the Americas and the resulting foreign currency movements increased sales by $40 million. Increases in OE production volume in EMEA and Asia combined with market share gains in EMEA and Asia were sufficient to more than offset the impact of reduced light vehicle and heavy duty OE production in North America by $4 million. Customer prices were increased by a net $2 million. The acquisition of FMBIL increased sales by $8 million.

Gross margin increased by $26 million to $59 million, or 10% of sales, for the six months ended June 30, 2008 compared to $33 million, or 6% of sales, for the same period in 2007. Before considering the impact of the one-time inventory charge of $7 million, gross margin rose to 11% of sales. The increase was due largely to improved productivity in excess of labor and benefits inflation of $13 million, lower depreciation of fixed assets, primarily due to the fresh-start reporting fixed assets revaluation, of $12 million and increased customer pricing of $2 million.

Vehicle Safety and Protection

Sales increased by $19 million, or 5%, to $422 million for the six months ended June 30, 2008 from $403 million in the same period of 2007. Approximately 75% of VSP’s sales are generated outside the Americas where foreign currency movements, primarily the weakening of the U.S. dollar against the euro, increased sales by $36 million. Sales volumes fell by $15 million as significant growth and market share gains in Asia were more than offset by the decline in North American light vehicle and heavy duty OE production. Customer price reductions were $2 million.

Gross margin increased by $9 million to $112 million, or 27% of sales, for the six months ended June 30, 2008 compared to $103 million, or 26% of sales for the comparable period of 2007. Before considering the impact of the one-time inventory charge of $4 million, gross margin rose to 27% of sales. The impact of reduced sales volumes of $8 million was offset by the favorable exchange movements of $8 million. Improved productivity net of labor and benefits inflation of $12 million was partially offset by customer pricing reductions of $2 million and increased cost of materials and services of $2 million.

Automotive Products

Sales increased $48 million, or 30%, to $209 million for the six months ended June 30, 2008 from $161 million in the same period of 2007. The Automotive Products group generates about 30% of its revenue outside the Americas and the corresponding impact of exchange movements increased sales by $12 million. Increased sales volumes and new business in all regions, including the North American market, accounted for increased sales of $36 million.

Gross margin was $43 million, or 21% of sales, for the six months ended June 30, 2008 compared to $39 million, or 24% of sales, for the same period in 2007. Before considering the impact of the one-time inventory charge of $2 million, gross margin fell to 22% of sales. The impact of internal price reductions and lower volumes of inter-company supply to the Global Aftermarket segment reduced gross margins by $13 million, or 6% of sales, partly offset by $11 million of additional margin contributed due to increased sales volumes to OEM’s. The margin improvement is principally the result of improved productivity in excess of labor and benefits inflation of $8 million, partly offset by increased cost of materials and services of $3 million.

Global Aftermarket

Sales increased by $65 million, or 5%, to $1,420 million for the six months ended June 30, 2008 from $1,355 million in the same period of 2007. This change was due to favorable foreign currency of $52 million, increased sales volumes of $12 million and customer price increases of $1 million.

Gross margin was $270 million, or 19% of sales, for the six months ended June 30, 2008 compared to $318 million, or 23% of sales, in the same period of 2007. Before considering the impact of the one-time inventory charge of $45 million, gross margin fell to 22% of sales. The impact of the additional sales volumes was more than offset by unfavorable movements in the mix of products and markets into which the aftermarket products were distributed, thereby lowering margin by $17 million. This margin erosion was partially offset by favorable exchange movements of $9 million and reduced cost of bought in components of $5 million.

Selling, General and Administrative Expenses

SG&A expenses were $421 million, or 11% of net sales, for the six months ended June 30, 2008 as compared to $420 million, or 12% of net sales, for the same period of 2007. The unfavorable impact of exchange movements increased SG&A by $21 million, which was mostly offset by a constant-dollar reduction of $20 million, primarily due to reduced pension expense as a result of fresh-start reporting.

Included in SG&A expenses were R&D costs, including product engineering and validation costs, of $95 million for the six months ended June 30, 2008 compared with $88 million for the same period in 2007. As a percentage of OE sales, R&D was 4% for the six months ended June 30, 2008 and 2007.

Interest Expense, Net

Net interest expense was $90 million in the six months ended June 30, 2008 compared to $102 million for the same period of 2007. The decrease is due to lower average interest rates on higher debt and an increase in interest income of $16 million, partially offset by amortization of $11 million as a result of marking to market the exit financing arrangements as part of fresh-start reporting.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended June 30, 2008:

	Successor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)

Balance at December 31, 2007	$6.1	$4.3	$1.4	$—	$4.7	$2.6	$19.1
Provisions	0.2	0.3	—	0.7	—	1.4	2.6
Reversals	—	(0.2)	—	(0.2)	(0.5)	—	(0.9)
Payments	(0.8)	(1.4)	(0.4)	(0.3)	(2.7)	(0.1)	(5.7)
Foreign currency	0.2	0.3	—	—	0.1	(0.1)	0.5

Balance at March 31, 2008	5.7	3.3	1.0	0.2	1.6	3.8	15.6
Provisions	1.0	0.1	—	0.4	—	—	1.5
Reversals	(0.2)	—	(0.1)	—	—	(0.2)	(0.5)
Payments	(1.1)	(1.2)	(0.5)	(0.4)	(0.3)	(0.4)	(3.9)
Foreign currency	0.1	—	—	—	(0.1)	—	—

Balance at June 30, 2008	$5.5	$2.2	$0.4	$0.2	$1.2	$3.2	$12.7

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the six months ended June 30, 2008 and 2007, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $13 million and $41 million, respectively. These expenses have been reduced from 2007 levels due to the Company’s emergence from Chapter 11 in December 2007, resulting in a significant reduction in the need for professional services by various third-party advisors.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, and critical employee retention costs as follows:

	Successor	Predecessor
	Six Months Ended June 30
	2008	2007
	(Millions of Dollars)

Professional fees directly related to the filing	$13.0	$36.8
Critical employee retention costs	—	4.4

	$13.0	$41.2

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $32 million and $39 million for the six months ended June 30, 2008 and 2007, respectively.

Income Tax Expense

For the six months ended June 30, 2008, the Company recorded income tax expense of $53 million on income before income taxes of $112 million. This compares to income tax expense of $52 million on income before income taxes of $61 million in the same period of 2007. Income tax expense for the six month period ended June 30, 2008 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S., and non-deductible items in various jurisdictions.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 14.

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $258 million for the first six months of 2008, compared to cash provided from operating activities of $186 million for the comparable period of 2007.

Cash flow used by investing activities was $142 million in the first six months of 2008, compared to cash used by investing activities of $107 million for the first six months of 2007. Capital expenditures of $148 million and business acquisition payments of $5 million were partially offset by proceeds from the sale of property, plant and equipment of $11 million.

Cash flow provided by financing activities was $292 million for the first six months of 2008 primarily resulting from net borrowings on the Company’s Exit Facilities.

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

At June 30, 2008, the Company was in compliance with all debt covenants under the Exit Facilities. Based on current forecasts, the Company expects to be in compliance with all debt covenants through December 31, 2008. Changes in the business environment, market factors, macro-economic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate the Exit Facilities. No assurance can be provided as to the impact of such actions.

Other Liquidity and Capital Resource Items

The Company maintains investments in 15 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $322 million and $324 million at June 30, 2008 and December 31, 2007, respectively. The joint venture affiliates paid dividends of approximately $23 million during the six months ended June 30, 2008.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2008, the total amount of the contingent guarantee, were all triggering events to occur, approximated $62 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141, Business Combinations.

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

The Company’s subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $393 million and $347 million as of June 30, 2008 and December 31, 2007, respectively. Of those gross amounts, $352 million and $315 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of June 30, 2008 and December 31, 2007, the Company had outstanding factored amounts of $23 million and $8 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the Consolidated Statements of Operations within “Other income (expense), net.”

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive income was increased by $115 million for the six months ended June 30, 2008. The Predecessor’s other comprehensive income was increased by $47 million for the comparable period ended June 30, 2007. The changes were due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the euro and British Pound.

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The effect of changes in the estimated fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during the three and six months ended June 30, 2008 and 2007. The Company had a notional value of approximately $2 million and $5 million of foreign currency hedge contracts outstanding at June 30, 2008 and December 31, 2007, respectively.

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

As of June 30, 2008, the Company was party to a series of five year interest rate swap agreements with a total notional value of $1,050 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements; the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.4% on the hedged notional value of $1,050 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of June 30, 2008, the Company recorded unrealized net gains of $19 million to other comprehensive income as a result of these hedges. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the three or six months ended June 30, 2008.

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

At December 31, 2006, the Predecessor Company had 54 commodity price hedge contracts outstanding that were not designated as accounting hedge contracts. Through March 31, 2007, the Predecessor Company recognized all changes in fair value of these hedges in current earnings, resulting in unrealized gains of approximately $10 million recorded to “Other income (expense), net” for the three months ended March 31, 2007. Effective April 1, 2007, the Predecessor Company completed the required evaluation and documentation to designate the majority of such contracts as cash flow hedges.

The Company had 185 and 211 commodity price hedge contracts outstanding with a combined notional value of $96 million and $139 million at June 30, 2008 and December 31, 2007, respectively, that were designated as hedging instruments for accounting purposes. As such, unrealized net gains of $8 million were recorded to other comprehensive income as of June 30, 2008. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the three and six months ended June 30, 2008. As a result of fresh-start reporting, the cumulative net losses recorded to accumulated other comprehensive income of $10 million as of December 31, 2007 were eliminated from equity and will not impact future periods.

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

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of June 30, 2008, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2008.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 14, that is included in Part I of this report, is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 2008, the Company’s majority shareholder submitted to the Company an action by written consent. The written consent represents approximately 75% of the Company’s outstanding common stock and approved the following actions:

1.	an amendment to our certificate of incorporation to effect the following changes, among others:

(i)	eliminate all references to the Company’s Class B common stock and related provisions and reclassify the Company’s Class A common stock as the sole class of common stock;

(ii)

remove the supermajority voting provisions that required certain corporate actions to be approved by a majority of the members of the Company’s board of directors, including a majority of the directors elected by the holders of the Class A common stock and a majority of the directors elected by the holders of the Class B common stock;

(iii)	prohibit the classification of directors of the Company for staggered terms without shareholder approval;

(iv)	prohibit the adoption of a “rights plan,” “poison pill” or other similar plan without shareholder approval;

(v)	eliminate the provision prohibiting the issuance of nonvoting equity securities (collectively, the “Charter Amendment”); and

2.	the adoption of the stock option agreement with José Maria Alapont, the Company’s President and Chief Executive Officer, dated February 15, 2008.

The Company provided written notice to its shareholders on July 3, 2008 of this action by written consent. The action by written consent authorizing the proposals described above will take effect on July 28, 2008, and the Company currently intends to file the Charter Amendment with the Secretary of State of the State of Delaware on or about July 28, 2008. See the Information Statement on Schedule 14C filed with SEC on June 30, 2008 for further description of the actions described above.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

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

Dated: July 25, 2008