Form 10-Q
period 2008-09-30
FEDERAL MOGUL CORP
filed 2008-10-22
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Yes ☒    No ☐

As of October 20, 2008, there were 99,404,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2008

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$1,692.0	$1,685.5	$5,546.4	$5,165.4
Cost of products sold	(1,413.1)	(1,406.0)	(4,605.5)	(4,255.7)

Gross margin	278.9	279.5	940.9	909.7

Selling, general and administrative expenses	(191.7)	(207.7)	(612.8)	(627.3)
Interest expense, net	(46.6)	(49.9)	(137.2)	(151.8)
Amortization expense	(21.4)	(4.7)	(56.7)	(14.0)
Chapter 11 and U.K. Administration related reorganization expenses	(2.3)	(15.3)	(15.3)	(56.5)
Equity earnings of unconsolidated affiliates	4.2	9.6	20.7	27.6
Restructuring expense, net	(11.3)	(9.8)	(14.0)	(39.4)
Other income, net	12.1	5.6	7.8	19.7

Income before income taxes	21.9	7.3	133.4	68.0
Income tax (expense) benefit, net	(18.3)	6.4	(71.7)	(45.8)

Net income	$3.6	$13.7	$61.7	$22.2

Income per common share:
Basic	$0.04	$0.15	$0.62	$0.25

Diluted	$0.04	$0.15	$0.62	$0.24

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	Successor
	(Unaudited) September 30 2008	December 31 2007
	(Millions of dollars)
ASSETS
Current assets:
Cash and equivalents	$781.5	$425.4
Accounts receivable, net	1,185.7	1,095.9
Inventories, net	1,034.0	1,074.3
Prepaid expenses and other current assets	318.3	526.4

Total current assets	3,319.5	3,122.0

Property, plant and equipment, net	2,014.9	2,061.8
Goodwill and indefinite-lived intangible assets	1,500.5	1,852.0
Definite-lived intangible assets, net	582.7	310.0
Other noncurrent assets	496.3	520.5

	$7,913.9	$7,866.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$135.8	$117.8
Accounts payable	641.5	726.6
Accrued liabilities	465.0	496.0
Current portion of postemployment benefit liability	60.8	61.2
Other current liabilities	152.1	167.3

Total current liabilities	1,455.2	1,568.9

Long-term debt	2,771.9	2,517.6
Postemployment benefits	920.0	936.9
Long-term portion of deferred income taxes	339.4	331.4
Other accrued liabilities	262.6	300.3

Minority interest in consolidated subsidiaries	51.3	87.5

Shareholders’ equity:
Common stock	1.0	1.0
Additional paid-in capital, including warrants	2,122.7	2,122.7
Retained earnings	61.7	—
Accumulated other comprehensive loss	(55.2)	—
Treasury stock, at cost	(16.7)	—

Total shareholders’ equity	2,113.5	2,123.7

	$7,913.9	$7,866.3

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30
	2008	2007
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net income	$61.7	$22.2
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	265.8	261.4
Cash received from 524(g) Trust	225.0	—
Change in postemployment benefits, including pensions	8.5	(80.8)
Change in deferred taxes	1.7	(20.5)
Changes in operating assets and liabilities:
Accounts receivable	(107.9)	(127.6)
Inventories	21.9	(14.3)
Accounts payable	(75.9)	56.4
Other assets and liabilities	(25.5)	41.2

Net Cash Provided From Operating Activities	375.3	138.0

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(240.2)	(220.4)
Net proceeds from the sale of property, plant and equipment	10.9	26.1
Net proceeds from the sale of business	—	14.0
Proceeds from sale of investment	—	13.8
Payments to acquire minority interests	—	(6.8)
Payments to acquire business	(4.7)	—

Net Cash Used By Investing Activities	(234.0)	(173.3)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on exit facility	2,082.0	—
Repayment of Tranche A, Revolver and PIK Notes	(1,790.8)	—
Proceeds from borrowings on DIP credit facility	—	658.8
Principal payments on DIP credit facility	—	(247.0)
Repayment of pre-petition Tranche C debt	—	(330.0)
Increase (decrease) in short-term debt	(0.2)	9.0
Decrease in other long-term debt	(31.4)	(5.0)
Purchase of treasury stock	(16.7)	—
Decrease in factoring arrangements	(15.5)	(55.4)
Debt refinance fees	(0.6)	(0.1)

Net Cash Provided From Financing Activities	226.8	30.3

Effect of foreign currency exchange rate fluctuations on cash	(12.0)	11.9

Increase in cash and equivalents	356.1	6.9

Cash and equivalents at beginning of period	425.4	359.3

Cash and equivalents at end of period	$781.5	$366.2

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

1.    BASIS OF PRESENTATION

Interim Financial Statements: The predecessor to Federal-Mogul Corporation (the “Predecessor Company”, “Predecessor Federal-Mogul” or the “Predecessor”) and all of its then-existing wholly-owned United States subsidiaries (“U.S. Subsidiaries”) filed voluntary petitions on October 1, 2001 (the “Petition Date”), for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On the Petition Date, certain of the Predecessor Company’s United Kingdom subsidiaries (together with the U.S. Subsidiaries, the “Debtors”) also filed voluntary petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court. On November 8, 2007, the Bankruptcy Court entered an Order (the “Confirmation Order”) confirming the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) and entered Findings of Fact and Conclusions of Law regarding the Plan (the “Findings of Fact and Conclusions of Law”). On November 14, 2007, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. On December 27, 2007, the Plan became effective in accordance with its terms (the “Effective Date”). On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (also referred to as “Federal-Mogul”, the “Company”, the “Successor Company”, or the “Successor”).

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

In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the Company was required to adopt fresh-start reporting effective upon emergence from bankruptcy on December 27, 2007. The Company evaluated its activity between December 28, 2007 and December 31, 2007 and, based upon the immateriality of such activity, concluded that the use of an accounting convenience date of December 31, 2007 was appropriate. As such, fresh-start reporting has been applied as of that date. Financial statements for the three and nine months ended September 30, 2007 do not reflect the impact of changes in the Company’s capital structure or changes in the estimated fair values of assets and liabilities as a result of fresh-start reporting, and are therefore not comparable to the financial statements for the three and nine months ended September 30, 2008. For further information on fresh-start reporting, see Note 3.

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

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

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

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $298 million and $347 million as of September 30, 2008 and December 31, 2007, respectively. Of those gross amounts, $270 million and $315 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of September 30, 2008 and December 31, 2007, the Company had outstanding factored amounts of $12 million and $8 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within “Other income, net.”

Adoption of New Accounting Pronouncements: In April 2007, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position FIN 39-1 (“FSP 39-1”), Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts. FSP 39-1 permits entities to offset fair value amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting agreement. FSP 39-1 clarifies that the fair value amounts recognized for the right to reclaim cash collateral, or the obligation to return cash collateral, arising from the same master netting arrangement, should also be offset against the fair value of the related derivative instruments. In addition, this FSP requires an entity to make an accounting policy decision to present these amounts at either their gross or net values. FSP 39-1 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2007. The Company has historically presented all of its derivative positions and any related material collateral under master netting agreements on a net basis consistent with the guidance in FIN 39 and FSP 39-1. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified. In addition, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the statement of operations. SFAS 160 is effective for financial statements issued for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Following a Confirmation Hearing that began on June 18, 2007 and concluded on October 2, 2007, and following the consensual resolution of various legal objections to confirmation of the Plan, the Bankruptcy Court entered an order on November 8, 2007 confirming the Plan and entered detailed Findings of Fact and Conclusions of Law with respect to the Plan. On November 14, 2007, the District Court entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. The Confirmation Order became final and non-appealable 30 days after its affirmance by the District Court. The Plan became effective in accordance with its terms on December 27, 2007.

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

The U.K. Settlement Agreement contemplated the proposal by the Administrators of Company Voluntary Arrangements (“CVAs”) for certain of the U.K. Debtors, which CVAs would follow the basic terms specified in the U.K. Settlement Agreement. In mid-2006, the Administrators proposed CVAs for 51 of the U.K. Debtors (the “CVA Debtors”). Following approval of the CVAs by the requisite majorities of creditors and shareholders, the CVAs became effective on October 11, 2006, resolving claims (other than those dealt with by the Plan) against the CVA Debtors.

On December 1, 2006, the discharge of the administration proceedings for the CVA Debtors became effective. That discharge ended those U.K. Debtors’ administration proceedings. On February 6, 2008, the High Court of Justice in London, England approved the discharge of the administration proceedings for all 70 of the U.K. Debtors that did not have CVAs and whose administration proceedings were in effect as of that date. The Company has commenced processes in England that will result in either the liquidation or the striking off from the English register of companies of those 70 remaining U.K. Debtors, virtually all of which are dormant entities. The Company anticipates that those processes will be complete by the end of 2008.

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

The Plan further provides that holders of general unsecured claims against the U.S. Debtors that did not elect to receive distributions of Class A Common Stock on account of their claims will receive cash distributions totaling 35% of the allowed amount of their claims, subject to reduction in the event the total amount of such claims, after considering the value of distributions of Class A Common Stock in lieu of cash, exceeds $258 million. Those distributions will be made in three annual installments. The first installment payments were made to holders of unsecured claims against the U.S. Debtors during March 2008. The Company has reserved approximately $41 million and $64 for payment of unsecured claims against the U.S. Debtors as of September 30, 2008 and December 31, 2007, respectively. Because such payments are expected to be made through early 2010, $21 million and $41 million of the amounts reserved have been classified as long-term as of September 30, 2008 and December 31, 2007, respectively.

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

The CVAs established a U.K. Asbestos Trust which shall provide for the sole and exclusive treatment and payment of the CVA Asbestos Claims. The U.K. Asbestos Trust is separate from the U.S. Asbestos Trust and was funded by the Predecessor Company when the CVAs became effective in 2006.

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

Pneumo Abex Settlement and Ongoing Bankruptcy-Related Matters

The Plan contemplated that one of two alternative settlements would be implemented by and between certain of the Debtors, and Cooper Industries, LLC (“Cooper”), Pneumo Abex LLC (“Pneumo Abex”), and certain of their affiliates. The first of these alternatives was known as the “Plan A” Settlement and was detailed in an addendum of additional provisions filed with the Plan (as subsequently amended, the “Addendum”). The Plan A Settlement contemplated in general terms that Cooper and Pneumo Abex would make a combined contribution of $756 million, plus the contribution of certain rights and additional consideration, to the U.S. Asbestos Trust, which would be placed into a segregated subfund of the U.S. Asbestos Trust for the satisfaction of Pneumo Asbestos Claims (as defined in the Addendum). Pneumo Asbestos Claims would be payable exclusively from such subfund, and a court injunction would prevent the assertion of Pneumo Asbestos Claims against any of the Pneumo Protected Parties (as defined in the Addendum).

The second alternative settlement was the “Plan B” Settlement, pursuant to which the U.S. Asbestos Trust would pay $138 million to Cooper and $2 million to Pneumo Abex in satisfaction of the indirect asbestos claims of those entities and their affiliates against the Debtors. Under that settlement, the Pneumo Protected Parties (including

Cooper and Pneumo Abex) would not receive the benefit of any court injunctions, and Pneumo Asbestos Claims would remain assertable against them in the tort system. Pneumo Asbestos Claims will not be assertable against the Successor Company or any of its affiliates under either settlement. Both the Plan A Settlement and the Plan B Settlement provided for a broad release of claims from Cooper, Pneumo Abex and various of their affiliates in favor of the Successor Company.

Contemporaneously with confirmation of the Plan, the Bankruptcy Court approved the Plan B Settlement. On September 30, 2008, the Bankruptcy Court issued an order denying implementation and approval of the Plan A Settlement on the grounds that it failed to comply with Section 524(g) of the Bankruptcy Code. On October 1, 2008, Cooper notified the Debtors that it had terminated the Plan A Settlement, and, on that date, the releases and settlements contained in the Plan B Settlement became effective.

On the Effective Date, the Company, on behalf of the U.S. Asbestos Trust, placed $140 million needed to fund the Plan B Settlement into an escrow account, where it has been paid out pursuant to the implementation of the Plan B Settlement. In exchange for the funding by the Company, the U.S. Asbestos Trust issued a $140 million note payable to the Company with a maturity date 60 days after the Effective Date. The U.S. Asbestos Trust’s obligations under the $140 million note were secured by a possessory security interest in 7,793,333 shares of Class B Common Stock of the Company previously issued to the U.S. Asbestos Trust. Following the exercise by Thornwood Associates Limited Partnership of its option to purchase from the U.S. Asbestos Trust the Company’s Class B Common Stock, the $140 million note was repaid by the U.S. Asbestos Trust on February 25, 2008 at which time the possessory security interest in 7,793,333 shares of the Company’s Class B Common Stock was released. The note receivable is included in other current assets as of December 31, 2007.

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

Chapter 11 and U.K. Administration Related Reorganization Expenses

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, critical employee retention costs, and other directly related internal costs. The Company has previously incurred Chapter 11 reorganization expenses in connection with pursuing the Plan A Settlement as discussed above, and has both previously incurred and will continue to incur expenses in connection with completing distributions pursuant to the Plan.

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(Millions of Dollars)

Professional fees directly related to the filing	$2.3	$13.2	$15.3	$50.0
Critical employee retention costs	—	2.1	—	6.5

	$2.3	$15.3	$15.3	$56.5

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

The Bankruptcy Court confirmed the Plan based upon a reorganization value of the Company between $4,369 million and $4,715 million, which was estimated using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies; (ii) a review and analysis of several transactions of companies in similar industries to the Company; and (iii) a calculation of the present value of the future cash flows of the Company under its projections. Based upon a reevaluation of relevant factors used in determining the range of reorganization value and updated expected cash flow projections, the Company concluded that $4,369 million should be used for fresh-start reporting purposes as it most closely approximated fair value at the Effective Date.

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

The values assigned to identified intangible assets and goodwill as of September 30, 2008 continue to be considered preliminary as the Company has not yet completed its internal review and approval of the latest valuation estimates. The Company expects to complete the internal review and approval processes within the upcoming months.

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $2.3 million and $3.4 million were reversed for the nine months ended September 30, 2008 and 2007, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and result from actual costs at program completion being less than costs estimated at the commitment date. In most instances where final costs were lower than original estimates, the rate of voluntary employee attrition was higher than the attrition rate originally estimated as of the commitment dates, resulting in lower severance costs.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2008. “PTE”, “PTSB”, “VSP”, “AP” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket, respectively.

	Successor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)
Balance at December 31, 2007	$6.1	$4.3	$1.4	$—	$4.7	$2.6	$19.1
Provisions	0.2	0.3	—	0.7	—	1.4	2.6
Reversals	—	(0.2)	—	(0.2)	(0.5)	—	(0.9)
Payments	(0.8)	(1.4)	(0.4)	(0.3)	(2.7)	(0.1)	(5.7)
Foreign currency	0.2	0.3	—	—	0.1	(0.1)	0.5

Balance at March 31, 2008	5.7	3.3	1.0	0.2	1.6	3.8	15.6
Provisions	1.0	0.1	—	0.4	—	—	1.5
Reversals	(0.2)	—	(0.1)	—	—	(0.2)	(0.5)
Payments	(1.1)	(1.2)	(0.5)	(0.4)	(0.3)	(0.4)	(3.9)
Foreign currency	0.1	—	—	—	(0.1)	—	—

Balance at June 30, 2008	5.5	2.2	0.4	0.2	1.2	3.2	12.7
Provisions	2.7	2.4	2.6	1.8	1.6	1.1	12.2
Reversals	(0.2)	—	—	—	—	(0.7)	(0.9)
Payments	(2.7)	(1.4)	(1.2)	(1.0)	(0.6)	(0.2)	(7.1)
Foreign currency	(0.5)	(0.1)	0.1	(0.1)	—	—	(0.6)

Balance at September 30, 2008	$4.8	$3.1	$1.9	$0.9	$2.2	$3.4	$16.3

Restructuring 2009

In September 2008, the Company announced a restructuring plan, herein referred to as “Restructuring 2009”, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce the Company’s global workforce by approximately 8%. The Company continues to solidify the individual components of this plan, and will announce those components as plans are finalized. For the period ended September 30, 2008, the Company has recorded the amount of severance that is probable and estimable, and that is not attributable to future service from the current employees. The Company has recorded $10.7 million in restructuring charges associated with Restructuring 2009, and expects to incur additional restructuring charges up to $69 million through 2009. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

Significant components of charges related to Restructuring 2009 are as follows:

	Total Expected Costs	Third Quarter 2008	Estimated Additional Charges
	(Millions of dollars)
Powertrain Energy	$2.2	$1.8	$0.4
Powertrain Sealing and Bearings	16.3	2.2	14.1
Vehicle Safety and Protection	29.4	2.6	26.8
Automotive Products	14.8	1.7	13.1
Global Aftermarket	15.3	1.3	14.0
Corporate	2.0	1.1	0.9

	$80.0	$10.7	$69.3

Restructuring 2006

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

The Restructuring 2006 program will be completed as of December 30, 2008 and the Company will not initiate additional facility closures or production transfers under this program. Payments associated with this program are expected to continue into 2009. From January 1, 2008 through September 30, 2008, the Successor Company has incurred expenses of $3.6 million for Restructuring 2006. The Company expects that approximately $5 million of additional expense will be incurred under this program, primarily related to equipment transportation.

5.    OTHER INCOME, NET

The specific components of “Other income, net” are as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(Millions of Dollars)
Environmental claims settlements	$15.8	$—	$16.3	$—
Foreign currency exchange	(5.2)	(0.7)	(10.3)	(1.2)
Minority interest in consolidated subsidiaries	(3.6)	0.8	(5.2)	3.5
Accounts receivable discount expense	(2.3)	(2.1)	(7.1)	(5.7)
Unrealized gain (loss) on hedge instruments	(1.5)	(1.3)	(2.3)	6.2
Royalty income	1.3	0.6	0.1	1.3
Gain on sale of assets	0.7	0.8	1.2	11.3
Gain on sale of businesses	—	9.1	—	8.7
Adjustment of assets to fair value	—	(3.5)	—	(7.0)
Other	6.9	1.9	15.1	2.6

	$12.1	$5.6	$7.8	$19.7

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

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. These hedges were highly effective and their impact on earnings was not significant during the three and nine months ended September 30, 2008 and 2007. The Company had a notional value of approximately $5 million of foreign currency hedge contracts outstanding at both September 30, 2008 and December 31, 2007, respectively, that were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $0.9 million were recorded in accumulated other comprehensive loss as of September 30, 2008.

Interest Rate Risk

As of September 30, 2008, the Company was party to a series of five year interest rate swap agreements with a total notional value of $1,150 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.4% on the hedged notional value of $1,150 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of September 30, 2008, unrealized net gains of $11.2 million were recorded in accumulated other comprehensive loss as a result of these hedges. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the three or nine months ended September 30, 2008.

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

The Company had 253 and 211 commodity price hedge contracts outstanding with a combined notional value of $119 million and $139 million at September 30, 2008 and December 31, 2007, respectively, that were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $5.6 million were recorded in accumulated other comprehensive loss as of September 30, 2008. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the three and nine months ended September 30, 2008.

Other

For derivatives designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material effect on operations for the three and nine months ended September 30, 2008 and 2007. No fair value hedges or cash flow hedges were re-designated or discontinued during the three and nine months ended September 30, 2008 and 2007.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors and installers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

The Company remeasured its financial assets and financial liabilities as of December 31, 2007 as required by SOP 90-7 using the guidance for measurement found in SFAS 141. The gains and losses related to these fair value adjustments were recorded within the statement of operations of the Predecessor Company. Financial assets and liabilities remeasured and disclosed at fair value at September 30, 2008 are set forth in the table below:

	Frequency	Asset	Level 1	Level 2	Level 3	Valuation Technique
	(In millions of dollars)
Hedge instruments	Recurring	$1.4	$—	$1.4	$—	A

7.    INVENTORIES

Prior to the application of fresh-start reporting, inventories were stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at September 30, 2008 and December 31, 2007. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

In connection with fresh-start reporting, inventory balances as of December 31, 2007 were increased by $68 million in accordance with SFAS No. 141 using the following valuation methodology:

1)	finished goods were valued at estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the Successor Company;

2)

work-in-process was valued at the estimated selling prices of finished goods less the sum of (a) costs to complete, (b) costs of disposal and (c) a reasonable profit allowance for the completing and selling effort of the Successor Company; and

3)	raw materials were valued at current replacement cost.

The fresh-start reporting valuation increase to inventory impacted cost of goods sold as the related inventory was sold. During the nine months ended September 30, 2008, the Company recognized $68 million in additional cost of goods sold, reducing gross margin by the same, due to this valuation adjustment to inventory.

Net inventories consisted of the following:

	Successor Company
	September 30 2008	December 31 2007
	(Millions of Dollars)
Raw materials	$207.6	$202.2
Work-in-process	167.8	180.9
Finished products	658.6	691.2

	$1,034.0	$1,074.3

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2008 and December 31, 2007, goodwill and other intangible assets consist of the following:

	Successor Company
	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets
Developed technology	$115.0	$(7.9)	$107.1	$140.0	$—	$140.0
Customer relationships	524.4	(48.8)	475.6	170.0	—	170.0

	$639.4	$(56.7)	$582.7	$310.0	$—	$310.0

Goodwill and Indefinite-Lived Intangible Assets
Goodwill			$1,016.5			$1,544.0
Trademarks and brand names			484.0			308.0

			$1,500.5			$1,852.0

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

The Company received valuation estimates for intangible assets other than goodwill during the quarter ended June 30, 2008 that were more detailed and comprehensive than those used for its initial application of fresh-start reporting. Based upon the revised valuation estimates, the Company, during the quarter ended June 30, 2008, recorded adjustments to the initially recorded fresh-start reporting amounts. During the quarter ended September 30, 2008, the Company has continued to review these revised valuation estimates and the underlying data and basis for estimating value. As this review continues, adjustments are recorded to the amounts assigned to identifiable intangible assets and to goodwill.

The Company has preliminarily assigned $115.0 million to technology, including value for patented and unpatented proprietary know-how and expertise as embodied in the processes, specifications and testing of products. This estimate was reduced from $140.0 million recorded as of December 31, 2007 due to changes primarily in the underlying valuation assumptions and not a change in the portfolio of identified technologies nor on any changes in the expected revenue streams associated with each of the identified technologies. The value assigned is based on the relief-from-royalty method which applies a fair royalty rate for the technology group to forecasted revenue. Royalty rates were determined based on discussions with management and a review of royalty data for similar or comparable technologies. The preliminary amortization periods between 10 and 14 years are based on the expected useful lives of the products or product families for which the technology relate.

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

The Company, during the quarter ended June 30, 2008, completed its analysis of its various Aftermarket revenue streams and bifurcated those streams between revenues associated with brand recognition and revenues associated with customer relationships. Valuation estimates for brand names and customer relationships were then determined based upon the estimated revenue streams. As a result of the latest valuation estimates, the Company recorded $484.0 million for its trademarks and brand names. As part of fresh-start reporting, value was assigned to each trademark or brand name based on its earnings potential or relief from costs associated with licensing the trademark or brand name. As the Company expects to continue using each trademark or brand name indefinitely with respect to the related product lines, the trademarks or brand names have been assigned indefinite lives and will be tested annually for impairment.

Based upon the latest valuation estimates, the Company has assigned $519.2 million to its customer relationships, of which $62.0 million relates to original equipment (“OE”) customer relationships and $457.2 million relates to aftermarket customer relationships. The values assigned to customer relationships are based on the propensity of these customers to continue to generate predictable future recurring revenue and income. The value was based on the present value of the future earnings attributable to the intangible assets after recognition of required returns to other contributory assets. The preliminary amortization periods of between 1 and 16 years are based on the expected cash flows and historical attrition rates, as determined within each of the separate product groups.

The Company has also recorded $5.2 million in customer relationships in connection with the February 2008 acquisition of Federal-Mogul Bearings India Limited (“FMBIL”). The acquisition of FMBIL did not have a material impact on the Company’s financial statements or liquidity.

The values assigned to identifiable intangible assets based upon the latest valuations represent the Company’s best estimates of fair value based upon internal and external valuations. If these values were to be considered final, the Company’s ongoing amortization expense for its definite-lived intangible assets for each of the following years would be as follows (in millions of dollars):

2008	$75.6
2009	48.9
2010	48.9
2011	47.2
2012	47.2
Thereafter	371.6

$639.4

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

For the three and nine months ended September 30, 2008, the Company has recorded amortization expense of $21.4 million and $56.7 million, respectively, associated with definite-lived intangible assets. Included in the amortization expense of $21.4 million for the quarter ended September 30, 2008 is $2.5 million of expense related to the six months ended June 30, 2008, recorded during the current quarter as a result of revisions to the estimates of value for definite-lived intangible assets. To the extent the estimates of fair value for definite-lived intangible assets continue to change, the cumulative recorded amortization expense will be adjusted to reflect such changes in underlying asset values.

9.    INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $319 million and $324 million at September 30, 2008 and December 31, 2007, respectively, and is included in the consolidated balance sheets as “Other noncurrent assets.” Upon the adoption of fresh-start reporting, the Company’s investments in non-consolidated affiliates were adjusted to estimated fair value. These estimated fair values were determined based upon internal and external valuations which considered various relevant market rates and transactions, and discounted cash flow valuation methods, among other factors, as further described in Note 3.

Equity in the earnings of non-consolidated affiliates amounted to approximately $21 million and $28 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, these entities generated sales of approximately $533 million, net income of approximately $62 million and at September 30, 2008 had total net assets of approximately $370 million. Dividends received from non-consolidated affiliates by the Company for the nine months ended September 30, 2008 were $30 million. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2008, the total amount of the contingent guarantee, were all triggering events to occur, approximated $59 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141, Business Combinations.

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

10.    ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	Successor Company
	September 30	December 31
	2008	2007
	(Millions of Dollars)
Accrued compensation	$240.6	$224.4
Accrued rebates	95.7	93.6
Accrued income taxes	49.6	48.5
Accrued professional services	25.4	22.8
Accrued product returns	19.0	20.0
Restructuring reserves	16.3	19.1
Accrued warranty	10.3	11.1
Accrued Chapter 11 and U.K. Administration expenses	8.1	35.3
Non-income taxes payable	—	21.2

	$465.0	$496.0

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

As of September 30, 2008, the Company was party to a series of five year interest rate swap agreements with a total notional value of $1,150 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.4% on the notional value of $1,150 million.

The Exit Facilities were initially negotiated by the Predecessor Company and certain of the Plan Proponents, reaching agreement on the majority of significant terms of the Exit Facilities in early 2007. Between the time the terms were agreed in early 2007 and the Effective Date, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Exit Facilities. This estimated fair value adjustment has been recorded within fresh-start reporting, and will be amortized as interest expense over the terms of each of the underlying components of the Exit Facilities. During the three and nine months ended September 30, 2008, the Company recognized $5.6 million and $16.7 million, respectively, in interest expense associated with the amortization of this fair value adjustment.

Debt consisted of the following:

	Successor Company
	September 30	December 31
	2008	2007
	(Millions of Dollars)
Exit Facilities:
Revolver	$—	$151.0
Tranche B term loan	1,945.3	—
Tranche C term loan	992.5	878.0
Tranche A term loan	—	1,334.6
Senior subordinated third priority secured notes	—	305.2
Debt discount	(146.3)	(163.0)
Other debt, primarily foreign instruments	116.2	129.6

	2,907.7	2,635.4
Less: short-term debt, including current maturities of long-term debt	(135.8)	(117.8)

Total long-term debt	$2,771.9	$2,517.6

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

The total commitment and amounts outstanding on the revolving credit facility are as follows:

	Successor Company
	September 30	December 31
	2008	2007
	(Millions of Dollars)
Current Contractual Commitment	$540.0	$540.0

Outstanding:
Revolving credit facility	$—	$151.0
Letters of credit	48.3	73.7

Total outstanding	$48.3	$224.7

Borrowing Base on Revolving Credit Facility
Current borrowings	$—	$151.0
Letters of credit	48.3	73.7
Available to borrow	491.7	315.3

Total borrowing base	$540.0	$540.0

12.    PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Components of net periodic benefit cost for the three months ended September 30 are as follows:

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Pension Benefits
	United States		International		Other Benefits
	2008	2007	2008	2007	2008	2007
	(Millions of Dollars)
Service cost	$6.0	$6.3	$1.7	$2.3	$0.5	$0.5
Interest cost	15.1	14.9	4.9	4.7	7.4	9.0
Expected return on plan assets	(18.6)	(18.4)	(0.7)	(1.1)	—	—
Amortization of actuarial loss	—	4.5	—	0.7	—	3.9
Amortization of prior service cost (benefit)	—	1.6	—	—	—	(1.1)

Net periodic benefit cost	$2.5	$8.9	$5.9	$6.6	$7.9	$12.3

Components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Successor	Predecessor	Successor	Predecessor	Successor	Predecessor
	Pension Benefits
	United States		International		Other Benefits
	2008	2007	2008	2007	2008	2007
	(Millions of Dollars)
Service cost	$17.9	$19.4	$5.1	$4.9	$1.5	$1.5
Interest cost	46.2	45.1	14.9	11.8	23.1	27.0
Expected return on plan assets	(55.7)	(54.2)	(2.1)	(1.7)	—	—
Amortization of actuarial loss	—	13.7	—	1.9	—	11.6
Amortization of prior service cost (benefit)	—	4.8	—	—	—	(3.2)
Settlement gain	—	—	—	(0.3)	—	—

Net periodic benefit cost	$8.4	$28.8	$17.9	$16.6	$24.6	$36.9

13.    INCOME TAXES

For the nine months ended September 30, 2008, the Company recorded income tax expense of $71.7 million on income before income taxes of $133.4 million. This compares to income tax expense of $45.8 million on income before income taxes of $68.0 million in the same period of 2007. Income tax expense for the nine months ended September 30, 2008 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S., and non-deductible items in various jurisdictions.

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

During the quarter ended September 30, 2008, the Company’s gross unrecognized tax benefits increased by a net $156.8 million, primarily as a result of an increase in unrecognized tax benefits relating to changes in tax positions taken during the current and prior periods. Included in the net increase in gross unrecognized tax benefits are decreases of $14.3 million relating to statute expirations and $8.8 million relating to settlements with taxing authorities.

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate decreased by $18.0 million during the quarter ended September 30, 2008. The total unrecognized tax benefits differ from the amount that would impact the effective tax rate due to the impact of valuation allowances. During 2008, any change in the amount that impacts the effective rate that relates to unrecognized tax benefits from years prior to 2008 will be adjusted through goodwill. Beginning January 1, 2009, pursuant to SFAS 141(R), any changes to this amount will be reflected through the income tax provision.

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

The Company is a party to two lawsuits in Ohio and Michigan arising from indemnification for costs relating to environmental releases from industrial operations of the Predecessor Company prior to 1986. These two lawsuits have been stayed temporarily to allow the parties to engage in settlement negotiations. During the third quarter of 2008, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $15.8 million. The Company continues to engage in settlement discussions with the remaining parties, although no assurances can be given regarding the outcome of such discussions.

Total environmental reserves were $27.1 million and $30.4 million at September 30, 2008 and December 31, 2007, respectively, and are included in the consolidated balance sheets as follows:

	Successor
	September 30 2008	December 31 2007
	(Millions of Dollars)

Current liabilities	$4.5	$7.5
Long-term accrued liabilities	22.6	22.9

	$27.1	$30.4

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At September 30, 2008, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $72 million.

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

15.    ASSET RETIREMENT OBLIGATIONS

The Company records asset retirement obligations in accordance with SFAS 143, Accounting for Asset Retirement Obligations and Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) when the amount can be reasonably estimated, typically upon decision to close or sell an operating site. The Company has identified sites with contractual obligations and sites that are closed or expected to be closed and sold in connection with Restructuring 2006. In connection with these sites, the Company has accrued $27.6 million and $27.3 million as of September 30, 2008 and December 31, 2007, respectively, for conditional asset retirement obligations, primarily related to anticipated costs of removing hazardous materials in buildings, and has considered impairment issues that may result from capitalization of asset retirement obligations in accordance with SFAS 144.

The Company has additional asset retirement obligations, also primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because the Company does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, the Company is currently unable to determine amounts to accrue for conditional asset retirement obligations at such sites.

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

Reserves for conditional asset retirement obligations are included in the consolidated balance sheets as follows:

	Successor
	September 30 2008	December 31 2007
	(Millions of Dollars)

Current liabilities	$11.4	$11.1
Long-term accrued liabilities	16.2	16.2

	$27.6	$27.3

16.    COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of the following:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(Millions of Dollars)
Net income	$3.6	$13.7	$61.7	$22.2
Foreign currency translation adjustments and other	(175.0)	96.9	(59.8)	143.6
Hedge instruments, net of tax	(22.1)	(2.5)	4.6	0.9
Postemployment benefits, net of tax	—	7.9	—	24.9

	$(193.5)	$116.0	$6.5	$191.6

17.    CAPITAL STOCK

Common and Preferred Stock

On September 11, 2008, the Company purchased 1,095,500 shares of its common stock for approximately $16.7 million in a single transaction with an unrelated party.

Warrants

In connection with the Plan, holders of the Predecessor Company’s common stock, Series C ESOP Convertible Preferred Shares and the 7% Convertible Junior Subordinate Debentures received warrants to purchase shares of common stock of the Successor Company at an exercise price equal to $45.815, exercisable through December 27, 2014. The Company issued 6,951,871 warrants as of the Effective Date, all of which remained outstanding at both September 30, 2008 and December 31, 2007. All of the Predecessor Company’s common stock (and all rights and covenants related thereto) was cancelled pursuant to the Plan on December 27, 2007, of which 91,344,239 shares were outstanding at December 27, 2007.

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

Prior to the Effective Date of the Plan, the Predecessor Company was required to reassess the value of the Employment Agreement Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Employment Agreement Options. The Predecessor Company recorded compensation expense pertaining to the options of $2.2 million and $5.0 million for the three and nine months ended September 30, 2007, respectively.

In accordance with SFAS No. 123(R), Share Based Payments, the Predecessor Company determined the amount of compensation expense associated with the Employment Agreement Options based upon the estimated fair value of such options as of September 30, 2007. Key assumptions and related option-pricing models used by the Predecessor Company are summarized in the following table:

	Plain Vanilla Options	Options with Exchange

Valuation model	Black-Scholes	Modified Binomial
Expected volatility	41%	41%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected option life	4.22 – 4.47%	4.22 – 4.47%
Expected option life (in years)	3.79	4.62

In estimating the expected life of the plain vanilla options, the Company utilized the “simplified method” as first described in SEC Staff Accounting Bulletin (“SAB”) 107 and as permitted in accordance with SAB 110. The simplified method was used as there is only one individual who had outstanding options as of September 30, 2007 and no historical option exercise data was available.

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

The February 2008 transactions were undertaken to comply with Internal Revenue Code Section 409A in connection with the implementation of Mr. Alapont’s employment agreement. The grant of the CEO Option was approved by the Company’s shareholders effective July 28, 2008.

The Company revalued the options granted to Mr. Alapont at September 30, 2008, resulting in a revised fair value of $19.4 million. During the three and nine months ended September 30, 2008, the Company recognized $4.2 million and $5.2 million, respectively, in income associated with these options. Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the Granted Options are treated as a liability award under SFAS 123(R), and the vested portion of the awards, aggregating $13.9 million, has been recorded as a liability as of September 30, 2008. The remaining $5.5 million of total unrecognized compensation cost as of September 30, 2008 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	Successor Company September 30, 2008 Valuation
	Plain Vanilla Options	Options Connected To Deferred Compensation	Deferred Compensation

Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	55%	55%	55%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	2.65%	2.65%	2.65%
Expected option life (in years)	3.32	3.86	3.86

19.    INCOME PER COMMON SHARE

The common shares of the Predecessor Company were cancelled upon the implementation of the Plan. As such, the earnings per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company’s common shares, or to potential investors in such common shares.

The following table sets forth the computation of basic and diluted income per common share:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(Millions of Dollars, Except Share and Per Share Amounts)
Net income	$3.6	$13.7	$61.7	$22.2
Weighted average shares outstanding, basic (in millions)	99.8	89.9	99.9	89.7
Basic income per common share	$0.04	$0.15	$0.62	$0.25

Weighted average shares outstanding, diluted (in millions)	100.1	91.3	100.2	91.3
Diluted income per common share	$0.04	$0.15	$0.62	$0.24

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

Net sales and gross margin information by reporting segment is as follows:

	Successor	Predecessor	Successor	Predecessor
	Net Sales
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(Millions of Dollars)

Powertrain Energy	$515	$490	$1,726	$1,513
Powertrain Sealing and Bearings	266	252	858	790
Vehicle Safety and Protection	173	196	594	599
Automotive Products	93	83	302	243
Global Aftermarket	645	665	2,066	2,020

	$1,692	$1,686	$5,546	$5,165

	Successor	Predecessor	Successor	Predecessor
	Gross Margin
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(Millions of Dollars)

Powertrain Energy	$67	$53	$242	$191
Powertrain Sealing and Bearings	11	14	71	48
Vehicle Safety and Protection	38	47	150	150
Automotive Products	20	13	62	52
Global Aftermarket	140	153	410	472
Corporate	3	(1)	6	(3)

	$279	$279	$941	$910

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to income before income tax expense is as follows:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
	(Millions of Dollars)
Powertrain Energy	$79	$71	$277	$245
Powertrain Sealing and Bearings	8	14	58	48
Vehicle Safety and Protection	36	45	142	141
Automotive Products	21	16	59	53
Global Aftermarket	89	108	303	331
Corporate	(55)	(88)	(199)	(241)

Total Operational EBITDA	178	166	640	577

Interest expense, net	(47)	(50)	(137)	(152)
Depreciation and amortization	(95)	(89)	(266)	(261)
Restructuring charges, net	(11)	(10)	(14)	(39)
Gross margin impact of December 31, 2007 fresh-start reporting inventory adjustment	—	—	(68)	—
Chapter 11 and U.K. Administration related reorganization expenses	(2)	(15)	(15)	(57)
Other	(1)	5	(7)	—

Income before income tax expense	$22	$7	$133	$68

Total assets by reporting segment are as follows:

	Successor
	September 30 2008	December 31 2007
	(Millions of Dollars)

Powertrain Energy	$1,669	$1,820
Powertrain Sealing and Bearings	847	822
Vehicle Safety and Protection	1,229	1,708
Automotive Products	859	1,022
Global Aftermarket	2,276	1,988
Corporate	1,034	506

	$7,914	$7,866

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

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”) filed on March 13, 2008, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report.

Overview

Federal-Mogul Corporation is a leading global supplier of a broad range of parts, accessories, modules and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and industrial markets, including customers in both the original equipment manufacturers (“OEM”) market and the replacement market (“aftermarket”). Management believes the Company’s sales of $5,546 million for the nine months ended September 30, 2008 are well balanced between OEM and aftermarket as well as domestic and international. In the nine months ended September 30, 2008, the Company derived 63% of its sales from the OE market and 37% from the aftermarket. The Company’s customers include the world’s largest light and commercial vehicle OEMs and major distributors and retailers in the independent aftermarket. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

Results of Operations

Consolidated Results – Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

Net sales by reporting segment were:

	Successor	Predecessor
	Three Months Ended September 30
	2008	2007
	(Millions of Dollars)
Powertrain Energy	$515	$490
Powertrain Sealing and Bearings	266	252
Vehicle Safety and Protection	173	196
Automotive Products	93	83
Global Aftermarket	645	665

	$1,692	$1,686

The percentage of net sales by group and region for the three months ended September 30, 2008 and 2007 are listed below. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Total
Successor - 2008
United States and Canada	17%	31%	21%	42%	62%	38%
Europe	69%	57%	67%	26%	23%	47%
Rest of World	14%	12%	12%	32%	15%	15%

Predecessor - 2007
United States and Canada	20%	39%	28%	47%	65%	43%
Europe	68%	50%	62%	24%	22%	44%
Rest of World	12%	11%	10%	29%	13%	13%

Gross margin by reporting segment was:

	Successor	Predecessor
	Three Months Ended September 30
	2008	2007
	(Millions of Dollars)
Powertrain Energy	$67	$53
Powertrain Sealing and Bearings	11	14
Vehicle Safety and Protection	38	47
Automotive Products	20	13
Global Aftermarket	140	153
Corporate	3	(1)

	$279	$279

Net sales increased by $6 million to $1,692 million for the third quarter of 2008 from $1,686 million in the same period of 2007. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $65 million.

In general, light and commercial vehicle OE production declined in all regions, with the largest decline in North America. The Company gained OE market share in all regions. Global aftermarket volumes fell compared to the same period in 2007 but this impact was partially mitigated by increased market share concentrated in North America. The result of these movements is that global market share gains in both OE and aftermarket only partially offset the decrease in OE production, with a net volume decline of $92 million. Net customer price increases were $23 million, and business acquisitions in Asia increased sales by $10 million.

Gross margin was $279 million, or 16.5% of sales, for the third quarter of 2008 and $279 million, or 16.5% of sales, in the same period of 2007. Favorable productivity in excess of labor and benefits inflation of $27 million, customer price increases of $23 million and reduced depreciation of fixed assets of $11 million due to revaluation in conjunction with fresh-start reporting were mostly offset by sales volume decreases that reduced margins by $47 million and material cost increases of $13 million.

Reporting Segment Results – Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007

The following table provides a reconciliation of changes in sales and gross margin for the three months ended September 30, 2008 compared with the three months ended September 30, 2007 for each of the Company’s reporting segments. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended September 30, 2007, Predecessor Company	$490	$252	$196	$83	$665	$—	$1,686
Sales volumes	(5)	(11)	(32)	5	(49)	—	(92)
Customer pricing	(1)	9	(1)	—	16	—	23
Acquisitions	6	4	—	—	—	—	10
Foreign currency	25	12	10	5	13	—	65

Three months ended September 30, 2008, Successor Company	$515	$266	$173	$93	$645	$—	$1,692

	PTE	PTSB	VSP	AP	GA	Corporate	Total
Gross Margin
Three months ended September 30, 2007, Predecessor Company	$53	$14	$47	$13	$153	$(1)	$279
Sales volumes / mix	3	(9)	(12)	(2)	(27)	—	(47)
Customer pricing	(1)	9	(1)	—	16	—	23
Productivity, net of inflation	12	(3)	12	7	(7)	6	27
Materials and services sourcing	(1)	(3)	(7)	(2)	2	(2)	(13)
Depreciation	4	3	1	2	1	—	11
Foreign currency	(3)	—	(2)	2	2	—	(1)

Three months ended September 30, 2008, Successor Company	$67	$11	$38	$20	$140	$3	$279

Powertrain Energy

Sales increased by $25 million, or 5%, to $515 million for the third quarter of 2008 from $490 million in the same period of 2007. PTE generates over 80% of its revenue outside the United States and, as a result, the weakening of the U.S. dollar, primarily against the euro, increased reported sales by $25 million. Sales volume decreases of $5 million and customer price reductions of $1 million were offset by the November 2007 acquisition of a controlling interest in a joint venture in China which contributed additional sales of $6 million.

Gross margin increased by $14 million to $67 million, or 13% of sales, for the third quarter of 2008 compared to $53 million, or 11% of sales, for the third quarter of 2007. The impact of decreased sales volumes was more than offset by favorable product mix, contributing $3 million of gross margin. Productivity in excess of labor and benefits inflation added a further $12 million of margin, partially offset by foreign currency movements of $3 million and materials and services sourcing increases of $1 million. The remainder of the margin improvement was due to lower depreciation of $4 million on fixed assets revalued in conjunction with fresh-start reporting.

Powertrain Sealing and Bearings

Sales increased by $14 million, or 6%, to $266 million for the third quarter of 2008 from $252 million in the same period of 2007. Approximately 70% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements increased sales by $12 million. Customer price increases of $9 million and sales associated with the acquisition of Federal-Mogul Bearings India Limited (“FMBIL”) in February 2008 of $4 million were mostly offset by sales volume decreases of $11 million.

Gross margin decreased by $3 million to $11 million, or 4% of sales, for the third quarter of 2008 compared to $14 million, or 6% of sales for the third quarter of 2007. The decrease was due to decreased sales volumes, which reduced gross margin by $9 million, labor and benefits inflation in excess of productivity improvements of $3 million, and materials and services sourcing increases of $3 million. The decreases were partially offset by customer price increases of $9 million and lower depreciation of $3 million on fixed assets revalued in conjunction with fresh-start reporting.

Vehicle Safety and Protection

Sales decreased by $23 million, or 12%, to $173 million for the third quarter of 2008 from $196 million in the same period of 2007. Approximately 80% of VSP sales are generated outside the United States where the weakening of the U.S. dollar, primarily against the euro, increased sales by $10 million. Sales volumes fell by $32 million due to lower North American and European light vehicle and heavy duty OE production.

Gross margin decreased by $9 million to $38 million, or 22% of sales, for the third quarter of 2008 compared to $47 million, or 24% of sales, for the third quarter of 2007. The adverse impact on margin of $12 million due to reduced sales volumes was offset by the favorable productivity, net of labor and benefits inflation, of $12 million. The increased costs of raw materials combined with exchange rate movements reduced gross margin by $9 million. Lower depreciation of fixed assets, primarily due to the fresh-start reporting fixed assets revaluation, of $1 million was offset by customer price reductions of $1 million.

Automotive Products

Sales increased by $10 million, or 12%, to $93 million for the third quarter of 2008 from $83 million in the same period of 2007. The Automotive Products group generates about 60% of its revenue outside the United States and the corresponding impact of exchange movements increased sales by $5 million. Increased sales volumes and market share gains in all regions, including the North American market, accounted for increased sales of $5 million.

Gross margin increased by $7 million to $20 million, or 22% of sales, for the third quarter of 2008 compared to $13 million, or 16% of sales, for the third quarter of 2007. The impact of internal price reductions and lower volumes of inter-company supply to the Global Aftermarket segment reduced gross margins by $4 million, or 4% of sales, which was mostly offset by $2 million of additional margin contributed due to increased sales volumes to OEM’s. The remainder of the margin improvement is principally the result of improved productivity in excess of labor and benefits inflation of $7 million and reduced depreciation of $2 million.

Global Aftermarket

Sales decreased by $20 million, or 3%, to $645 million for the third quarter of 2008, from $665 million in the same period of 2007. This change was due to decreased sales volumes of $49 million, partially offset by customer price increases of $16 million and favorable foreign currency movements of $13 million.

Gross margin decreased by $13 million to $140 million, or 22% of sales, for the third quarter of 2008 compared to $153 million, or 23% of sales, in the same period of 2007. This change was due to decreased sales volume, unfavorable movements in the mix of products and markets into which the aftermarket products were distributed and lower productivity, partially offset by price increases.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $192 million, or 11% of net sales, for the third quarter of 2008 as compared to $208 million, or 12% of net sales, for the same quarter of 2007. The unfavorable impact of exchange movements increased SG&A by $6 million, which was more than offset by a constant-dollar reduction of $22 million, primarily due to productivity in excess of labor and benefits inflation of $9 million, and reduced pension expense of $9 million as a result of fresh-start reporting.

Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $43 million for the quarter ended September 30, 2008 compared with $44 million for the same period in 2007. As a percentage of OE sales, R&D was 4% for the quarters ended September 30, 2008 and 2007. The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Federal-Mogul’s R&D activities are conducted at the Company’s major research centers in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Crepy, France; Bangalore, India; Plymouth, Michigan; Skokie, Illinois; Ann Arbor, Michigan; Toledo, Ohio and Yokohama, Japan.

Other Income, Net

The Company is a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. These two lawsuits have been stayed temporarily to allow the parties to engage in settlement negotiations. During the third quarter of 2008, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $15.8 million. The Company continues to engage in settlement discussions with the remaining parties, although no assurances can be given regarding the outcome of such discussions.

Interest Expense, Net

Net interest expense was $47 million in the third quarter of 2008 compared to $50 million for the third quarter of 2007. The decrease is due to lower average interest rates on higher debt and an increase in interest income of $9 million, partially offset by amortization of $6 million as a result of marking to market the exit financing arrangements as part of fresh-start reporting.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended September 30, 2008:

	Successor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)

Balance at June 30, 2008	$5.5	$2.2	$0.4	$0.2	$1.2	$3.2	$12.7
Provisions	2.7	2.4	2.6	1.8	1.6	1.1	12.2
Reversals	(0.2)	—	—	—	—	(0.7)	(0.9)
Payments	(2.7)	(1.4)	(1.2)	(1.0)	(0.6)	(0.2)	(7.1)
Foreign currency	(0.5)	(0.1)	0.1	(0.1)	—	—	(0.6)

Balance at September 30, 2008	$4.8	$3.1	$1.9	$0.9	$2.2	$3.4	$16.3

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the three months ended September 30, 2008 and 2007, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $2 million and $15 million, respectively. These expenses have been reduced from 2007 levels due to the Company’s emergence from Chapter 11 in December 2007, resulting in a significant reduction in the need for professional services by various third-party advisors.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, and critical employee retention costs as follows:

	Successor	Predecessor
	Three Months Ended September 30
	2008	2007
	(Millions of Dollars)
Professional fees directly related to the filing	$2.3	$13.2
Critical employee retention costs	—	2.1

	$2.3	$15.3

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $11 million and $22 million for the three months ended September 30, 2008 and 2007, respectively.

Income Tax Expense

For the three months ended September 30, 2008, the Company recorded income tax expense of $18 million on income before income taxes of $22 million. This compares to an income tax benefit of $6 million on income before income taxes of $7 million in the same period of 2007. Income tax expense for the three months ended September 30, 2008 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S., and non-deductible items in various jurisdictions.

Consolidated Results – Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Net sales by reporting segment were:

	Successor	Predecessor
	Nine Months Ended September 30
	2008	2007
	(Millions of Dollars)
Powertrain Energy	$1,726	$1,513
Powertrain Sealing and Bearings	858	790
Vehicle Safety and Protection	594	599
Automotive Products	302	243
Global Aftermarket	2,066	2,020

	$5,546	$5,165

The percentage of net sales by group and region are listed below. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Total
Successor - 2008
United States and Canada	17%	32%	21%	46%	63%	38%
Europe	70%	56%	68%	26%	23%	48%
Rest of World	13%	12%	11%	28%	14%	14%

Predecessor - 2007
United States and Canada	20%	39%	29%	49%	66%	43%
Europe	69%	50%	63%	25%	22%	45%
Rest of World	11%	11%	8%	26%	12%	12%

Gross margin by reporting segment was:

	Successor	Predecessor
	Nine Months Ended September 30
	2008	2007
	(Millions of Dollars)
Powertrain Energy	$242	$191
Powertrain Sealing and Bearings	71	48
Vehicle Safety and Protection	150	150
Automotive Products	62	52
Global Aftermarket	410	472
Corporate	6	(3)

	$941	$910

Net sales increased by $381 million, or 7%, to $5,546 million for the nine months ended September 30, 2008 from $5,165 million in the same period of 2007. The impact of the U.S. dollar weakening primarily against the euro increased reported revenues by $310 million.

In general, increased light and commercial vehicle OE production in Europe and Asia was partially offset by reduced light vehicle and heavy duty production in North America, while all regions gained OE market share. Global aftermarket volumes fell compared to the same period in 2007 but the majority of this impact was mitigated by increased market share concentrated in North America. The net result of these movements is that global market share gains in both OE and aftermarket and the increases in European and Asian OE production more than offset the North American market decline by $34 million. Furthermore, customer price increases in the aftermarket more than offset OE price reductions by $7 million. Acquisitions in Asia increased sales by $30 million.

Gross margin increased by $31 million to $941 million, or 17% of sales, for the nine months ended September 30, 2008 from $910 million, or 18% of sales, in the same period of 2007. The largest factor impacting gross margin is the increase to inventory values recorded at December 31, 2007 in connection with fresh-start reporting, reducing gross margin by $68 million for the nine months ended September 30, 2008. This expense was a one time, non-cash charge incurred in the first quarter of 2008. In the absence of this charge, gross margin would have been $1,009 million or 18% of sales. The Company also recorded reduced depreciation expense of $48 million during this period primarily as a result of revaluing fixed assets and resetting the remaining useful lives of those assets in connection with fresh-start reporting. The other major factors impacting gross margin are $68 million of productivity in excess of labor and benefits inflation, improved customer pricing of $7 million, and favorable foreign exchange movements of $25 million.

Reporting Segment Results – Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

The following table provides a reconciliation of changes in sales and gross margin for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007 for each of the Company’s reporting segments. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Nine months ended September 30, 2007, Predecessor Company	$1,513	$790	$599	$243	$2,020	$—	$5,165
Sales volumes	83	(7)	(47)	42	(37)	—	34
Customer pricing	(18)	12	(4)	—	17	—	7
Acquisitions	19	11	—	—	—	—	30
Foreign currency	129	52	46	17	66	—	310

Nine months ended September 30, 2008, Successor Company	$1,726	$858	$594	$302	$2,066	$—	$5,546

	PTE	PTSB	VSP	AP	GA	Corporate	Total
Gross Margin
Nine months ended September 30, 2007, Predecessor Company	$191	$48	$150	$52	$472	$(3)	$910
Sales volumes / mix	28	(7)	(20)	(5)	(44)	—	(48)
Customer pricing	(18)	12	(4)	—	17	—	7
Productivity, net of inflation	17	9	25	15	(7)	9	68
Materials and services sourcing	8	(1)	(9)	(5)	6	—	(1)
Increase to inventory values as a result of fresh-start reporting	(10)	(7)	(4)	(2)	(45)	—	(68)
Depreciation	24	15	6	3	—	—	48
Foreign currency	2	2	6	4	11	—	25

Nine months ended September 30, 2008, Successor Company	$242	$71	$150	$62	$410	$6	$941

Powertrain Energy

Sales increased by $213 million, or 14%, to $1,726 million for the nine months ended September 30, 2008 from $1,513 million in the same period of 2007. PTE generates over 80% of its revenue outside the United States and, as a result, the weakening of the U.S. dollar, primarily against the euro, increased reported sales by $129 million. Sales volumes increased by $83 million due to market share gains in all regions combined with OE production volume increases in Europe, Middle East and Africa (“EMEA”) and third quarter 2008 production volume declines in North America. The November 2007 acquisition of a controlling interest in a joint venture in China contributed additional sales of $19 million. Continued customer pricing pressure reduced sales by $18 million.

Gross margin was $242 million, or 14% of sales, for the nine months ended September 30, 2008 compared to $191 million, or 13% of sales, for the comparable period in 2007. Before considering the impact of the one-time inventory charge of $10 million, gross margin rose to 15% of sales. The favorable impacts of volume contributed $28 million of additional margin. Improved materials and services sourcing combined with productivity in excess of labor and benefits inflation of $25 million more than offset customer price reductions of $18 million. The remainder of the margin improvement was due to foreign currency movements of $2 million and lower depreciation of fixed assets, revalued in conjunction with fresh-start reporting, of $24 million.

Powertrain Sealing and Bearings

Sales increased by $68 million, or 9%, to $858 million for the nine months ended September 30, 2008 from $790 million in the same period of 2007. Approximately 70% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements increased sales by $52 million. Increases in market share and OE production volume in EMEA and Asia mostly offset the impact of reduced light vehicle and heavy duty OE production in North America, resulting in net volume declines of $7 million. Customer prices were increased by a net $12 million. The acquisition of FMBIL increased sales by $11 million.

Gross margin was $71 million, or 8% of sales, for the nine months ended September 30, 2008 compared to $48 million, or 6% of sales, for the same period in 2007. Before considering the impact of the one-time inventory charge of $7 million, gross margin rose to 9% of sales. The increase was due largely to improved productivity in excess of labor and benefits inflation of $9 million, increased customer pricing of $12 million, and lower depreciation of fixed assets, revalued in conjunction with fresh-start reporting, of $15 million, partially offset by the gross margin impact of $7 million due to lower sales volumes.

Vehicle Safety and Protection

Sales decreased by $5 million, or 1%, to $594 million for the nine months ended September 30, 2008 from $599 million in the same period of 2007. Approximately 80% of VSP’s sales are generated outside the United States where foreign currency movements, primarily the weakening of the U.S. dollar against the euro, increased sales by $46 million. Sales volumes fell by $47 million as significant growth and market share gains in Asia were more than offset by the decline in North American light vehicle and heavy duty OE production. Customer price reductions were $4 million.

Gross margin was $150 million, or 25% of sales, for the nine months ended September 30, 2008 compared to $150 million, or 25% of sales for the comparable period of 2007. Before considering the impact of the one-time inventory charge of $4 million, gross margin rose to 26% of sales. Improved productivity net of labor and benefits inflation of $25 million, lower depreciation of fixed assets, primarily due to the fresh-start reporting fixed assets revaluation, of $6 million and favorable exchange movement of $6 million were mostly offset by decreased sales volumes, which reduced gross margin by $20 million, increased cost of materials and services of $9 million and customer price reductions of $4 million.

Automotive Products

Sales increased by $59 million, or 24%, to $302 million for the nine months ended September 30, 2008 from $243 million in the same period of 2007. The Automotive Products group generates about 55% of its revenue outside the United States and the corresponding impact of exchange movements increased sales by $17 million. Increased sales volumes and new business in all regions, including the North American market, accounted for increased sales of $42 million.

Gross margin was $62 million, or 21% of sales, for the nine months ended September 30, 2008 compared to $52 million, or 21% of sales, for the same period in 2007. Before considering the impact of the one-time inventory charge of $2 million, gross margin held constant at 21% of sales. The impact of internal price reductions and lower volumes of inter-company supply to the Global Aftermarket segment reduced gross margins by $15 million, or 5% of sales, partially offset by $10 million of additional margin due to increased sales volumes to OEMs. The margin improvement is also attributable to improved productivity in excess of labor and benefits inflation of $15 million, partly offset by increased cost of materials and services of $5 million.

Global Aftermarket

Sales increased by $46 million, or 23%, to $2,066 million for the nine months ended September 30, 2008 from $2,020 million in the same period of 2007. This change was due to favorable foreign currency of $66 million and customer price increases of $17 million, partially offset by sales volume decreases of $37 million.

Gross margin was $410 million, or 20% of sales, for the nine months ended September 30, 2008 compared to $472 million, or 23% of sales, in the same period of 2007. Before considering the impact of the one-time inventory charge of $45 million, gross margin fell to 22% of sales. The impact of the volume decrease was compounded by unfavorable movements in the mix of products and markets into which the aftermarket products were distributed, lowering margin by $44 million. This margin erosion was partially offset by favorable exchange movements of $11 million and increased customer pricing of $17 million.

Selling, General and Administrative Expenses

SG&A expenses were $613 million, or 11% of net sales, for the nine months ended September 30, 2008 as compared to $627 million, or 12% of net sales, for the same period of 2007. The unfavorable impact of exchange movements increased SG&A by $27 million, which was more than offset by a constant-dollar reduction of $41 million, primarily due to reduced pension expense as a result of fresh-start reporting.

Included in SG&A expenses were R&D costs, including product engineering and validation costs, of $137 million for the nine months ended September 30, 2008 compared with $132 million for the same period in 2007. As a percentage of OE sales, R&D was 4% for the nine months ended September 30, 2008 and 2007.

Other Income, Net

The Company is a party to two lawsuits in Ohio and Michigan arising from indemnification for costs relating to environmental releases from industrial operations of the Predecessor Company prior to 1986. These two lawsuits have been stayed temporarily to allow the parties to engage in settlement negotiations. The Company has reached settlements with certain of these parties, resulting in net recoveries to the Company of $16.3 million for the nine months ended September 30, 2008. The Company continues to engage in settlement discussions with the remaining parties, although no assurances can be given regarding the outcome of such discussions.

Interest Expense, Net

Net interest expense was $137 million in the nine months ended September 30, 2008 compared to $152 million for the same period of 2007. The decrease is due to lower average interest rates on higher debt and an increase in interest income of $25 million, partially offset by amortization of $17 million as a result of marking to market the exit financing arrangements as part of fresh-start reporting.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2008:

	Successor Company
	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of dollars)
Balance at December 31, 2007	$6.1	$4.3	$1.4	$—	$4.7	$2.6	$19.1
Provisions	0.2	0.3	—	0.7	—	1.4	2.6
Reversals	—	(0.2)	—	(0.2)	(0.5)	—	(0.9)
Payments	(0.8)	(1.4)	(0.4)	(0.3)	(2.7)	(0.1)	(5.7)
Foreign currency	0.2	0.3	—	—	0.1	(0.1)	0.5

Balance at March 31, 2008	5.7	3.3	1.0	0.2	1.6	3.8	15.6
Provisions	1.0	0.1	—	0.4	—	—	1.5
Reversals	(0.2)	—	(0.1)	—	—	(0.2)	(0.5)
Payments	(1.1)	(1.2)	(0.5)	(0.4)	(0.3)	(0.4)	(3.9)
Foreign currency	0.1	—	—	—	(0.1)	—	—

Balance at June 30, 2008	5.5	2.2	0.4	0.2	1.2	3.2	12.7
Provisions	2.7	2.4	2.6	1.8	1.6	1.1	12.2
Reversals	(0.2)	—	—	—	—	(0.7)	(0.9)
Payments	(2.7)	(1.4)	(1.2)	(1.0)	(0.6)	(0.2)	(7.1)
Foreign currency	(0.5)	(0.1)	0.1	(0.1)	—	—	(0.6)

Balance at September 30, 2008	$4.8	$3.1	$1.9	$0.9	$2.2	$3.4	$16.3

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Chapter 11 and U.K. Administration Related Reorganization Expenses

During the nine months ended September 30, 2008 and 2007, the Company recorded Chapter 11 and U.K. Administration related reorganization expenses of $15 million and $57 million, respectively. These expenses have been reduced from 2007 levels due to the Company’s emergence from Chapter 11 in December 2007, resulting in a significant reduction in the need for professional services by various third-party advisors.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, and critical employee retention costs as follows:

	Successor	Predecessor
	Nine Months Ended September 30
	2008	2007
	(Millions of Dollars)

Professional fees directly related to the filing	$15.3	$50.0
Critical employee retention costs	—	6.5

	$15.3	$56.5

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $43 million and $60 million for the nine months ended September 30, 2008 and 2007, respectively.

Income Tax Expense

For the nine months ended September 30, 2008, the Company recorded income tax expense of $71 million on income before income taxes of $133 million. This compares to income tax expense of $46 million on income before income taxes of $68 million in the same period of 2007. Income tax expense for the nine month period ended September 30, 2008 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses, primarily in the U.S., and non-deductible items in various jurisdictions.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 14.

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $375 million for the first nine months of 2008, compared to cash provided from operating activities of $138 million for the comparable period of 2007.

Cash flow used by investing activities was $234 million in the first nine months of 2008, compared to cash used by investing activities of $173 million for the first nine months of 2007. Capital expenditures of $240 million and business acquisition payments of $5 million were partially offset by proceeds from the sale of property, plant and equipment of $11 million.

Cash flow provided by financing activities was $227 million for the first nine months of 2008 primarily resulting from net borrowings on the Company’s Exit Facilities. The Company purchased approximately 1.1 million shares of its common stock for $16.7 million in a single transaction from an unrelated party on September 11, 2008.

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

At September 30, 2008, the Company was in compliance with all debt covenants under the Exit Facilities. Based on current forecasts, the Company expects to be in compliance with all debt covenants through December 31, 2008. Changes in the business environment, market factors, macro-economic factors, or the Company’s ability to achieve its forecasts and other factors outside of the Company’s control could adversely impact its ability to remain in compliance with debt covenants. If the Company were to not be in compliance at a measurement date, the Company would be required to renegotiate the Exit Facilities. No assurance can be provided as to the impact of such actions.

Other Liquidity and Capital Resource Items

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, Italy, Japan, Korea, Turkey, the United Kingdom, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $319 million and $324 million at September 30, 2008 and December 31, 2007, respectively. The joint venture affiliates paid dividends of approximately $30 million during the nine months ended September 30, 2008.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2008, the total amount of the contingent guarantee, were all triggering events to occur, approximated $59 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141, Business Combinations.

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

The Company’s subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $298 million and $347 million as of September 30, 2008 and December 31, 2007, respectively. Of those gross amounts, $270 million and $315 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of September 30, 2008 and December 31, 2007, the Company

had outstanding factored amounts of $12 million and $8 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within “Other income, net.”

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was decreased by $60 million for the nine months ended September 30, 2008. The Predecessor’s other comprehensive income was increased by $144 million for the comparable period ended September 30, 2007. The changes were due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the euro and British Pound.

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The effect of changes in the estimated fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during the three and nine months ended September 30, 2008 and 2007. The Company had a notional value of approximately $5 million of foreign currency hedge contracts outstanding at both September 30, 2008 and December 31, 2007 that were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $0.9 million were recorded in accumulated other comprehensive loss as of September 30, 2008.

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

As of September 30, 2008, the Company was party to a series of five year interest rate swap agreements with a total notional value of $1,150 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements; the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.4% on the hedged notional value of $1,150 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of September 30, 2008, unrealized net gains of $11 million were recorded in accumulated other comprehensive loss as a result of these hedges. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the three or nine months ended September 30, 2008.

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

The Company had 253 and 211 commodity price hedge contracts outstanding with a combined notional value of $119 million and $139 million at September 30, 2008 and December 31, 2007, respectively, that were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $6 million were recorded in accumulated other comprehensive loss as of September 30, 2008. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the three and nine months ended September 30, 2008.

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

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of September 30, 2008, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2008.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 14, that is included in Part I of this report, is incorporated herein by reference.

ITEM 2.	ISSUER PURCHASES OF EQUITY SECURITIES

In September 2008, the Company’s board of directors authorized the purchase of 1,095,500 shares of the Company’s common stock in a single transaction from an unrelated party. The details of the purchase are shown below:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
Month Ended July 31, 2008	—	$—	—	—
Month Ended August 31, 2008	—	—	—	—
Month Ended September 30, 2008	1,095,500	15.20	—	—

	1,095,500	$15.20	—	—

ITEM 6.	EXHIBITS

(a)	Exhibits:

	31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

	32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

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

Dated: October 22, 2008