Form 10-K
period 2008-12-31
FEDERAL MOGUL CORP
filed 2009-02-24
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission File Number: 001-34029

FEDERAL-MOGUL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	20-8350090
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

26555 Northwestern Highway Southfield, Michigan	48033
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number including area code: (248) 354-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Warrants to purchase Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer    ☐        Accelerated filer    ☒        Non-accelerated filer    ☐        Smaller Reporting Company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $405 million as of June 30, 2008 based on the reported last sale price as published for NASDAQ for such date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The Registrant had 99,404,500 shares of common stock outstanding as of February 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).

Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “seek”, “may” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. Federal-Mogul Corporation (the “Company”) also, from time to time, may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Reform Act.

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

These are some of the factors that could potentially cause actual results to differ materially from historical and expected future results. Other factors besides those listed here could also materially affect the Company’s business.

•

Variations in current and anticipated future production volumes, financial condition, or operational circumstances of the Company’s significant customers, particularly the world’s original equipment manufacturers of commercial and passenger vehicles.

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

•	Increased development of fuel cell, hybrid-electric or other alternative energy technologies.

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

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in other countries that may affect the operations of the Company.

•	Physical damage to, or loss of, significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond the Company’s control.

•

Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of the Company’s products.

•	The Company’s ability to effectively transition its information system infrastructure and functions to newer generation systems.

PART I

ITEM 1.	BUSINESS

Business Overview

Federal-Mogul Corporation (the “Company”) is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail, and off-road vehicles, as well as the worldwide aftermarket. Federal-Mogul’s leading technology and innovation, lean manufacturing expertise, as well as marketing and distribution deliver world-class products, brands and services with quality excellence at a competitive cost. Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into six primary reporting segments: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, Global Aftermarket, and Corporate. Federal-Mogul offers its customers a diverse array of market-leading products for OEM and replacement parts (“aftermarket”) applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, transmission components, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers, fuel pumps, ignitions, and lighting.

The Company, during December 2007, completed its financial restructuring under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). On December 27, 2007, the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) became effective (the “Effective Date”) and in accordance with the Plan the Predecessor Company merged with and into New Federal-Mogul Corporation. Pursuant to the merger: (i) the separate corporate existence of the Predecessor Company ceased; (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware; and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation.” The terms “Predecessor Company” and “Predecessor” refer to Federal-Mogul Corporation prior to emergence from Chapter 11 proceedings. The terms the “Company”, “Federal-Mogul”, “Successor Company”, and “Successor” refer to Federal-Mogul subsequent to completion of Chapter 11 proceedings. For further information on the reorganization upon emergence from Chapter 11 proceedings, see Note 2 to the Consolidated Financial Statements, included in Item 8 of this report.

In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the Company was required to adopt fresh-start reporting effective upon emergence from bankruptcy on the Effective Date. The Company evaluated the activity between the Effective Date and December 31, 2007 and, based upon the immateriality of such activity, concluded that the use of an accounting convenience date of December 31, 2007 was appropriate. As such, fresh-start reporting has been applied as of that date. As a result of fresh-start reporting, financial statements of the Successor Company are not comparable to the financial statements of the Predecessor Company. For further information on fresh-start reporting, see Note 3 to the Consolidated Financial Statements, included in Item 8 of this report.

Federal-Mogul has operations in 36 countries and, accordingly, all of the Company’s reporting segments derive sales from both domestic and international markets. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

The following tables set forth net property, plant and equipment (“PP&E”) and net sales by geographic region as a percentage of total net PP&E and total net sales, respectively. Net PP&E balances as of December 31, 2007 in the table below were estimated values associated with the application of fresh-start reporting. The finalization of fresh-start reporting resulted in subsequent changes to these estimates.

	Successor		Predecessor
	Net PP&E December 31		Net Sales Year Ended December 31
	2008	2007	2008	2007	2006
United States	33%	32%	38%	40%	45%
Canada	—	1%	2%	2%	2%

Total United States and Canada	33%	33%	40%	42%	47%

Germany	23%	22%	20%	19%	18%
France	6%	6%	8%	8%	8%
United Kingdom	4%	6%	5%	6%	6%
Switzerland	—	—	4%	5%	4%
Italy	5%	5%	5%	4%	3%
Other Europe	9%	9%	4%	4%	3%

Total Europe	47%	48%	46%	46%	42%

Asia	13%	11%	6%	5%	4%
Mexico	4%	5%	4%	4%	4%
South America	2%	2%	3%	2%	2%
Other	1%	1%	1%	1%	1%

Total Rest of World	20%	19%	14%	12%	11%

	100%	100%	100%	100%	100%

The following table sets forth net sales by reporting segment as a percentage of total net sales:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
Net sales by reporting segment:
Powertrain Energy	30%	30%	29%
Powertrain Sealing and Bearings	15%	15%	15%
Vehicle Safety and Protection	11%	11%	11%
Automotive Products	6%	5%	5%
Global Aftermarket	38%	39%	40%

	100%	100%	100%

The Company derives significant sales from both the original equipment (“OE”) market and the aftermarket. The Company seeks to participate in both of these markets by leveraging its OE product engineering and development capability, manufacturing excellence, and expertise to manage a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul is the OE technology market share leader in several product categories. The Company believes that it is uniquely positioned to offer premium brands, OE replacement and entry level products for all global aftermarket customers. Therefore, the Company can be first to the aftermarket with new products, service expertise and customer support. As of December 31, 2008, the Company had current OEM products included on approximately 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. This broad range of vehicle and powertrain applications reinforces the Company’s belief in its unique market position.

Strategy

The Company’s strategy is designed to create sustainable global profitable growth by leveraging existing and developing new competitive advantages. This strategy consists of the following primary elements:

•	Provide value-added products to customers in all markets served through leading technology and innovation;

•	Develop products to enable increased fuel economy and reduce vehicle emissions, plus enable the use of alternative energies;

•	Utilize the Company’s leading technology resources to develop advanced and innovative products, processes and manufacturing capabilities;

•	Offer leading technology and innovation in visibility, vehicle control and stability to help vehicle makers meet safety and performance specifications critical for customer satisfaction;

•	Extend the Company’s global reach to support its OEM customers, furthering its relationships with leading Asian OEMs and strengthening market share with U.S. and European OEMs;

•

Assess acquisition and investment opportunities that provide product line expansion, technological advancements, geographic positioning, penetration of emerging markets (including the “BRIC” markets of Brazil, Russia, India and China) and market share growth;

•	Leverage the strength of the Company’s global aftermarket leading brand positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities; and

•

Aggressively pursue cost competitiveness in all business segments by continuing to drive productivity in existing operations, consolidating and relocating manufacturing operations to best cost countries, utilizing the Company’s strategic joint ventures and alliances, and rationalizing business resources and infrastructure.

The Company’s strategy is to develop and deliver leading technology and innovation which results in market share expansion in the OE and aftermarket replacement markets. The Company assesses individual opportunities to execute its strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns, and other criteria, and makes investment decisions on a case-by-case basis. Opportunities meeting or exceeding benchmark return criteria may be undertaken through research and development activities, acquisitions, joint ventures and other strategic alliances, or restructuring activities as further discussed below.

Research and Development. The Company maintains technical centers throughout the world designed to:

•	provide solutions for customers and bring new, innovative products to market;

•	integrate the Company’s leading technologies into advanced products and processes;

•	provide engineering support for all of the Company’s manufacturing sites; and

•	provide technological expertise in engineering and design development.

Federal-Mogul’s research and development activities are conducted at the Company’s research and development locations. Within the United States, these centers are located in Plymouth, Michigan; Skokie, Illinois; Ann Arbor, Michigan; Exton, Pennsylvania; and Toledo, Ohio. Internationally, the Company’s research and development centers are located in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Crepy, France; and Yokohama, Japan. The Company’s newest technical center in Shanghai, China is expected to open during the second quarter of 2009.

Each of the Company’s business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $173 million, $178 million and $162 million for the years ended December 31, 2008, 2007 and 2006, respectively. As a percentage of OE sales, research and development was 4% for each of the years ended December 31, 2008, 2007 and 2006.

Joint Ventures and Other Strategic Alliances. The Company forms joint ventures and strategic alliances to gain share in emerging markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations, and broaden its customer base. The Company believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian and other OEMs operating in BRIC growth markets. The Company is currently involved in 31 joint ventures located in 12 different countries throughout the world, including China, India, Korea, Russia and Turkey. Of these joint ventures, the Company maintains a controlling interest in 17 entities and, accordingly, the financial results of these entities are included in the Consolidated Financial Statements of the Company and its Predecessor. The Company has a non-controlling interest in 14 of its joint ventures, of which 9 are accounted for under the equity method and 5 are accounted for under the cost method. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which the Company is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company, as part of its broad strategy to strengthen its position in developing markets, engaged in several investments during 2008, including increasing its controlling interest in Federal-Mogul Goetze India Limited and obtaining a controlling interest in Federal-Mogul Bearings India Limited.

Net sales for consolidated joint ventures were approximately 6% of consolidated net sales for the year ended December 31, 2008. The Company’s investment in non-consolidated joint ventures totaled $221 million as of December 31, 2008, and the equity earnings of such affiliates approximated $24 million for the year ended December 31, 2008.

Restructuring Activities. The Company and its Predecessor, as part of the sustainable global profitable growth strategy, has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve cost reductions. These restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost countries. Such activities have resulted in the redeployment of human and capital resources to the Company’s core businesses.

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September 2008 and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009”, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce the Company’s global workforce by approximately 8,600 positions. The Company continues to solidify certain components of this plan, and will announce those components as plans are finalized. During 2008, the Company has recorded $127 million in restructuring charges associated with Restructuring 2009, and expects to incur additional restructuring charges up to $37 million through 2010. As the significant majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the costs incurred.

The Predecessor Company announced, in January 2006, a global restructuring plan (“Restructuring 2006”) as part of its sustainable global profitable growth strategy. From the inception of this program through December 31, 2007, the Predecessor Company incurred expenses of $120 million under this program associated with the closures of its facilities located in Alpignano, Italy; Upton, United Kingdom; Malden, Missouri; Pontoise, France; Rochdale, United Kingdom; Slough, United Kingdom; St. Johns, Michigan; St. Louis, Missouri; and Bretten, Germany. The Predecessor Company also transferred production with high labor content from its facilities in Nuremberg, Germany; Wiesbaden, Germany; and Orleans, France to existing facilities in best cost countries. During 2008, the Successor Company incurred expenses of $6 million in connection with the Restructuring 2006 program. The Restructuring 2006 program was completed as of December 31, 2008. Payments associated with this program are expected to continue into 2009.

The Company’s restructuring activities are further discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the Consolidated Financial Statements, included in Item 8 of this report.

The Company’s Products

The following provides an overview of products manufactured and distributed by the Company’s reporting segments.

Powertrain Energy. Powertrain Energy products are used in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include pistons, piston rings, piston pins, cylinder liners, valve seats and guides, and transmission components. These products are offered under the Federal-Mogul®, AE®, Goetze® and Nüral® brand names. These products are either sold as individual products or offered to automotive manufacturers as assembled modules. This modular assembly product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain Energy operates 33 manufacturing facilities in 13 countries, serving a large number of major automotive, heavy-duty and industrial customers worldwide. Powertrain Energy derived 18% of its 2008 OE sales in the United States and Canada, 69% in Europe, and 13% in the rest of the world (“Rest of World”).

The following provides a description of the various products manufactured by Powertrain Energy:

Product	Description
Pistons

The main task of the piston is to compress the air and fuel mixture in advance of ignition. Following combustion, the piston relays the combustion energy into mechanical energy. In this process, substantial pressures are exerted on the piston, imposing high demands on it in terms of rigidity and temperature resistance.

Piston Rings

The three main tasks of piston rings in internal combustion engines include: (1) sealing the combustion chamber, (2) supporting heat transfer from the piston to the cylinder wall, and (3) regulating lubrication and oil consumption.

Piston Pins	Piston pins attach the piston to the end of the connecting rod, allowing the piston to pivot in each cycle of the engine and following the revolution of the crankshaft.

Cylinder Liners	Cylinder liners, or sleeves, work in tandem with the piston and ring, forming the chamber in which the thermal energy of the combustion process is converted into mechanical energy.

Valve Seats and Guides and Transmission Components

Federal-Mogul designs and manufactures a wide variety of powdered metal inserts used in engines, transmissions and general industrial applications, which are specially designed to meet particular customer requirements.

Powertrain Sealing and Bearings. Federal-Mogul is one of the world’s leading sealing solutions and bearings providers. Comprehensive design capability and an extensive product portfolio enable effective delivery of complete sealing packages and a full range of bearings, bushings, and thrust washers for engine, transmission and driveline systems to a broad array of customers. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul®, Fel-Pro®, FP Diesel®, Glyco®, Deva®, National® and Payen®. The group serves a number of different industries including automotive, truck, commercial equipment (construction, agricultural, power generation, marine and rail), industrial, recreation and consumer power equipment. Product offerings include dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, and bushings and washers. During 2007, the Company also introduced a line of lead-free bearings for automotive engines, designed to enable automakers to meet increasingly stringent legislation prohibiting the use of lead in automobiles destined for sale in certain markets. Powertrain Sealing and Bearings operates 29 manufacturing facilities in 12 countries. Powertrain Sealing and Bearings derived 33% of its 2008 OE sales in the United States and Canada, 55% in Europe, and 12% in Rest of World.

The following provides a description of the various products manufactured by Powertrain Sealing and Bearings:

Product	Description
Dynamic Seals

Dynamic seals are used between a housing or body structure and rotating or moving shafts to contain lubricants, fluids and pressure inside the housing, while keeping out dust and other contaminates. There are numerous areas of application including engine crankshaft, transmission driveshaft, pinion and axle, and wheel seals.

Bonded Piston Seals	Bonded piston seals use hydraulic pressure in transmissions to facilitate gearshift. These products are used in automatic, dual clutch transmissions and continuously variable transmissions.

Combustion and Exhaust Gaskets

Combustion and exhaust gaskets are used between two surfaces to contain gas and pressure produced from combustion. These gaskets are primarily used on internal combustion engine applications including cylinder head, exhaust manifold, exhaust takedown, exhaust gas recirculation and turbocharger gaskets.

Static Gaskets and Seals

Static gaskets and seals create a barrier between two surfaces to contain fluids, pressure and gases while keeping out dust and other contaminants. There are numerous areas of application including engine covers, oil pans, intake manifolds, transmission covers and differential covers.

Rigid Heat Shields	Rigid heat shields are designed to provide a heat and sound barrier to emitting components. These products cover a full range of application on a vehicle from engine to tailpipe.

Engine Bearings

Engine bearings ensure low friction rotation and guidance of the connecting rod and the crankshaft to facilitate the transmission of full combustion power from the piston. They operate principally under hydrodynamic lubrication conditions.

Bronze bearings are used in highly loaded compression engines (diesel or gasoline turbocharged). A full range of lead free solutions has been successfully developed. These products cover a complete range of electroplated and Sputter coated bearings. These extremely high performance materials support the down sizing of the engines and consequent CO2 reduction.

Aluminum engine bearings are lead free and are primarily used in naturally aspirated gasoline engines. These materials have exceptionally good sliding properties when combined with cast iron crankshafts.

Industrial Bearings

Sold under the Glycodur® and Deva® brands, industrial bearings are primarily dedicated to applications operating in mixed or low lubrication conditions. Applications are mainly diverse industrial motors or converters and include wind turbines and hydroelectric power generation.

Bushings and Washers	Bushings and washers are used in engines and transmissions to ensure low friction rotation or oscillation of shafts. They are made of bronze, aluminum or polymer material.

Vehicle Safety and Protection. Federal-Mogul supplies friction and systems protection products and is one of the world’s largest suppliers of friction materials. Both the friction and the systems protection products are used in the automotive, motorcycle, heavy-duty, commercial/industrial, aerospace, railway and consumer products markets. The primary products of this segment include brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, and flexible heat shields. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul®, Abex®, Beral®, Ferodo®, Thermo Quiet® and Wagner®. Systems protection products are marketed under the brand name Bentley-Harris®. Federal-Mogul supplies friction products to all major customers in the light vehicle, commercial vehicle, aerospace and railway sectors and is also a leading company in the aftermarket. Vehicle Safety and Protection operates 18 manufacturing facilities in 13 countries, and derived 22% of its 2008 OE sales in the United States and Canada, 67% in Europe, and 11% in Rest of World.

The following provides a description of the various products manufactured by Vehicle Safety and Protection:

Product	Description
Light Vehicle Disc Pads

A light vehicle disc pad assembly consists of:

•   friction material, which dissipates forward momentum by converting energy into heat;

•   underlayer, which is a layer of different friction material placed between the backplate and friction material to improve strength, provide a thermal barrier, corrosion resistance, noise performance or a combination of these characteristics;

•   backplate, to support and locate the friction material in the caliper; and

•   shim, which is a rubber/metal laminate developed to suppress noise.

Commercial Vehicle Disc Pads

Commercial vehicle disc brake pads are a growing segment of the friction market, superseding drum brakes on trucks, busses, tractor units and trailers. The basic construction of a commercial vehicle disc pad is the same as a light vehicle disc pad.

Railway Disc Pads	Railway disc pads are produced in single pad or paired pad format. Federal-Mogul produces sintered metal pads for heavy duty applications.

Light Vehicle Drum Brake Linings	Drum brake linings are friction material affixed to a brake shoe and fitted on the rear service brake, rear parking brake and/or transmission brake application.

Commercial Vehicle Full Length Linings	Full length linings are the commercial vehicle equivalent of light vehicle drum brake linings.

Commercial Vehicle Half Blocks	Half blocks are segments of friction material made to be riveted onto drum brake shoes. They are used on heavier vehicle applications where discs are not used.

Railway Brake Blocks

Railway brake blocks work by acting on the circumference of the wheel. They are lighter and quieter in operation than cast iron blocks. However, friction performance is designed to replicate that of cast iron blocks.

Element Resistant Sleeving

Element resistant sleeving products provide under-hood and under-car protection of wires, hoses, sensors, and mechanical components and assemblies from heat, electro-magnetic interference, dirt, vibration and moisture. Element resistant sleeving products include:

•   automotive wire harnesses and hoses;

•   abrasion protection and wire management of cable assemblies;

•   dielectric protection of electrical leads;

•   thermal and mechanical protection of hose assemblies; and

•   acoustic insulating and sound-dampening materials.

Flexible Heat Shields	Flexible heat shields are designed to provide heat barrier and thermal management.

Automotive Products. Automotive Products includes manufacturing operations for brake system components, chassis products, windshield wipers, fuel pumps, ignition and lighting products. These products are used in automotive, light truck, industrial, marine, motorcycle, power generation and small air-cooled engine markets. These products are marketed under various leading brand names, including Federal-Mogul®, ANCO®, Champion®, Ferodo®, MOOG®, National® and Wagner®. The group serves a number of different industries, including automotive, industrial, motor-sport and commercial equipment for both the OEM and the replacement parts markets. Automotive Products operates 25 manufacturing facilities in 10 countries, serving a diverse base of distributors and retail customers around the world. Automotive Products derived 46% of its 2008 OE sales in the United States and Canada, 27% in Europe, and 27% in Rest of World.

The following provides a description of the various products manufactured by Automotive Products:

Product	Description
Brake	Brake system components include rotors, drums and hydraulic wheel cylinders, master cylinders, brake lines, brake hoses, slave cylinders, slave masters and calipers. These parts, along with friction components, are essential to the vehicle braking system and promote safe stopping.

Chassis	Chassis parts include ball joints, tie rod ends, sway bar links, idler arms, and pitman arms. These components affect vehicle steering and vehicle ride quality.

Wipers	Windshield wiper parts include conventional and profile style wiper blades, blade refills and wiper arms. These parts are designed to provide all types of drivers with necessary visibility.

Fuel Pumps	Components in the fuel delivery system include mechanical fuel pumps, electric pump sets and modular design applications.

Ignition	Ignition products include spark plugs, glow plugs, ignition coils, wire sets, battery cables and accessories.

Lighting	Automotive lighting products include power and lighting systems, and interior and exterior lighting components.

Global Aftermarket. Global Aftermarket sells products manufactured within the above reporting segments and purchased from outside suppliers to the independent automotive, heavy-duty and commercial/industrial replacement markets. Through global market insight, supply chain expertise and world-wide brand and product line management, aftermarket customers worldwide benefit from the Company’s extensive OE technology and manufacturing expertise. Federal-Mogul markets a broad portfolio of leading brands that are designed to solve a problem, facilitate installation and improve safety, durability and vehicle performance. This portfolio is organized into product categories that provide comprehensive vehicle solutions. Global Aftermarket operates 20 distribution facilities in 13 countries, serving a diverse base of distributors, retail parts stores and mass merchants around the world. Global Aftermarket derived 64% of its 2008 sales in the United States and Canada, 22% in Europe, and 14% in Rest of World.

The following provides a description of the various products and “solutions” along with the brands distributed by Global Aftermarket:

Category	Product Lines	Brand Names
Engine Solutions	Engine Parts Fuel Delivery Products	AE®; Carter®; FP Diesel®; Glyco®; Goetze®; Nural®; Sealed Power®

Sealing Solutions	Gaskets Seals	FEL-PRO®; Goetze®; National®; Payen®

Steering Solutions	Chassis Driveline Hub Assemblies	MOOG®; National®; Precision®

Braking Solutions	Disc Pads Hydraulic Parts Linings Rotors	Abex®; Beral®; Ferodo®; Necto®; Thermo Quiet®; Wagner®

Service Solutions	Filters Lighting Spark/Glow Plugs Wipers	ANCO®; Champion®; Power MAX®; Wagner®

Reporting Segment Financial Information. Approximately 62% of the Company’s 2008 net sales are to the OE market and approximately 38% are to the aftermarket. The following tables summarize net sales, gross margin and total assets for each reporting segment. For additional information related to the Company’s reporting segments, refer to Note 22 to the Consolidated Financial Statements, included in Item 8 of this report.

Net sales by reporting segment were:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Powertrain Energy	$2,085	$2,054	$1,805
Powertrain Sealing and Bearings	1,048	1,054	956
Vehicle Safety and Protection	717	793	724
Automotive Products	379	334	288
Global Aftermarket	2,637	2,679	2,553

	$6,866	$6,914	$6,326

Gross margin by reporting segment was:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Powertrain Energy	$269	$258	$267
Powertrain Sealing and Bearings	63	53	79
Vehicle Safety and Protection	172	193	170
Automotive Products	81	73	51
Global Aftermarket	530	611	610
Corporate	9	(3)	(72)

	$1,124	$1,185	$1,105

Total assets by reporting segment were as listed in the table below. Included in total assets as of December 31, 2007 were estimated values, primarily for fixed assets, intangible assets and deferred taxes, associated with the application of fresh-start reporting. The finalization of fresh-start reporting resulted in subsequent changes to these estimates.

	Successor
	December 31
	2008	2007
	(Millions of Dollars)
Powertrain Energy	$1,512	$1,820
Powertrain Sealing and Bearings	816	822
Vehicle Safety and Protection	1,077	1,708
Automotive Products	785	1,022
Global Aftermarket	2,007	1,988
Corporate	1,039	506

	$7,236	$7,866

The Company’s Industry

The automotive vehicle market sector and industrial, energy and transport market sector are comprised of two primary markets: the OE and OES market (collectively referred to as the “OE” market) in which the Company’s products are used in the manufacture of new products and for manufacturer service replacement parts, and the aftermarket in which the Company’s products are used as replacement parts for current production and previous models through the independent aftermarket or other service distribution channels.

The OE Market. Demand for automotive parts in the OE market is generally a function of the number of new vehicles produced, which is driven by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by increasing market share with existing customers, and by expanding into new or emerging markets. Companies with a global presence, leading technology and innovation, and advanced product engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

There are currently several significant trends that are impacting the OE market, including the following:

•

Reduced Global Production – During the second half of 2008, an unprecedented downturn in the global automotive industry caused the OEMs to significantly reduce their global light vehicle production schedules and output, including the forecast production volumes for 2009. In total, the number of light vehicles produced during 2008 was 16.4 million in the Americas, 22.4 million in Europe, the Middle East and Africa (“EMEA”), and 27.2 million in Asia, compared to 2007 light vehicle production of 18.5 million, 24.0 million and 27.2 million in the Americas, EMEA, and Asia, respectively. With global OE production decreasing at a significant pace, the demand for parts, including products produced by the Company, has decreased during the second half of 2008 and is expected, during 2009, to continue to fall below 2008 levels.

•

Automotive Supply Consolidation – Consolidation within the automotive supply base is expected to continue as the entire industry evolves and as the industry responds to the global reduction in production volumes. Suppliers will seek opportunities to achieve synergies in their operations through consolidation, while striving to acquire complementary businesses to improve global competitiveness or to strategically enhance a product offering to global customers.

•

Globalization of Automotive Industry – OEMs are increasingly designing global platforms where the basic design of the vehicle is performed in one location, but the vehicle is produced and sold in numerous geographic markets to realize significant economies of scale by limiting variations across product designs and geographic regions. While developed markets in North America and Europe continue to remain important to OEMs, increased focus is being placed upon expanded design, development and production within emerging markets for growth opportunities, especially in the BRIC markets of Brazil, Russia, India and China. As a result, suppliers must be prepared to provide product and technical resources in support of their customers within these emerging markets. Furthermore, OEMs are moving their operations to best cost geographies outside the U.S. and western European markets and, accordingly, OEMs are increasingly requiring suppliers to provide parts on a global basis. Finally, the Asian OEMs continue to expand their reach and market share in relation to traditional domestic manufacturers. As this trend is expected to continue into the foreseeable future, suppliers must be geographically and technically positioned to meet the needs of the Asian OEMs.

•

Focus on Fuel Economy, Reduced Emissions and Alternative Energy Sources – Increased fuel economy and decreased vehicle emissions are of great importance to OEMs as legislators and customers continue to demand more efficient and cleaner operating vehicles. Increasingly stringent fuel economy standards and environmental regulations are driving OEMs to focus on new technologies including downsized, higher output and turbocharged gasoline engines, diesel and turbocharged diesel, bio-mass and hybrid diesel applications and hybrid, electric and alternative energy engines. As a result, the number of Powertrain configurations will increase in response to the proliferation of commercially available energy sources. Suppliers offering solutions to OEMs related to numerous vehicle fuel and powertrain configurations possess a distinct competitive advantage, which is driving accelerated new product development cycles.

•

Focus on Vehicle Safety – Vehicle safety continues to receive industry attention by OEMs as customers and legislators view safety as a fundamental driver in consumer purchasing decisions. Accordingly, OEMs are seeking suppliers with new technologies, capabilities and products that have the ability to advance vehicle safety. Suppliers that are able to enhance vehicle safety through innovative products and technologies have a distinct competitive advantage.

•

Pricing Pressures – OEMs provide extensive pricing incentives and financing alternatives to consumers in order to generate sales of new vehicles and retain or gain market share. These actions have placed pressures on the OEMs’ profits and, in turn, the OEMs expect certain recovery from their supply base. In order to retain current business as well as to be competitively positioned for future new business opportunities, suppliers must continually identify and implement product innovation and cost reduction activities to fund annual price concessions to their customers.

•

Raw Material Cost Fluctuations – In recent periods, there have been significant fluctuations in global prices of aluminum, copper, lead, nickel, platinum, resins and steel. To the extent that cost increases are not passed on to customers, suppliers must continue to identify leading design and innovative technological solutions and material substitution options in order to retain a competitive advantage.

•

Industrial, Energy and Transport Markets – In the power generation and industrial equipment market, customers continue to develop alternatives to historic infrastructure. This includes high efficiency wind turbines, power generators and other power conversion devices. Suppliers with the capability to utilize automotive expertise to service other related markets have a competitive advantage.

The Aftermarket Business. Global Aftermarket products for current production and previous models are sold directly to a wide range of distributors, retail parts stores and mass merchants who distribute these products to professional service providers and “do-it-yourself” consumers. Demand for aftermarket products is driven by the duration of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, and vehicle usage (measured by miles driven). Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability.

Some of the significant trends, both positive and negative, that are impacting the aftermarket business include the following:

•

Rate of Global OEM Production – Until recently global OEM output has outpaced the volume of old vehicles taken out of service year over year. The current drop in OEM production has reversed this trend thereby extending the average age of vehicles on the road. Should the average age of the vehicle fleet continue to rise over the long term, this increase in vehicles requiring maintenance and repair will increase the demand for aftermarket replacement parts.

•

Size of the Dealer Network – As a result of the drop in OEM vehicle production and the current economic downturn there is a contraction of the dealer network, particularly in North America, and therefore a reduction in the availability of dealers offering post-warranty repair work. This should increase the demand for replacement parts through the independent aftermarket.

•

Changes in Consumer Behavior – The aftermarket is impacted by changes in economic conditions, volatility in fuel prices, and expanding focus on environmental and energy conservation. For example, the number of consumers with the ability to purchase new vehicles has been reduced due to adverse economic conditions and this may increase demand for repairs in order to keep older vehicles road-worthy. In relation to fuel prices, rising fuel prices cause consumers to drive less or defer vehicle repairs, whereas falling fuel prices free up residual income for consumers to make vehicle repairs.

•

Extended Automotive Part Product Life and New Car Warranties – The average useful lives of automotive parts, both OE and aftermarket, have been steadily increasing due to innovations in product technology and manufacturing. Longer product lives and improved durability allow vehicle owners to replace parts on their vehicles less frequently.

•

Globalization of Automotive Industry – OEMs are increasingly focused on emerging markets for growth. This increased OEM focus on emerging geographic regions will ultimately drive the need for replacement parts for vehicles produced and in service, which the Company believes provides longer-term growth opportunities for its aftermarket business in these regions.

•

Vehicle Complexity – Today’s vehicles are more complex in design, features, and integration of mechanical and electrical products. Ever increasing complexity adversely impacts the demand for replacement parts through the traditional independent aftermarket, as vehicle owners are less capable of performing repairs on their own vehicles. Similarly, independent repair shops must increasingly invest capital in diagnostic equipment and technician training to service newer vehicles.

The Company’s Customers

The Company supplies OEMs with a wide variety of technologically innovative parts, essentially all of which are manufactured by the Company. The Company’s OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance and industrial application manufacturers. The Company has well-established relationships with substantially all major American, European and Asian automotive OEMs.

Federal-Mogul’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of Federal-Mogul’s product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability, are central to the Company’s Global Aftermarket operations.

No individual customer accounted for more than 6% of the Company’s sales during 2008.

The Company’s Competition

The global vehicular parts business is highly competitive. The Company competes with many independent manufacturers and distributors of component parts globally. In general, competition for sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. The Company is meeting these competitive challenges by developing world-class technologies, efficiently integrating its manufacturing and distribution operations, expanding its product coverage within its core businesses, restructuring its operations and transferring production to best cost countries, and utilizing its worldwide technical centers to develop and provide value-added solutions to its customers. A summary of the Company’s primary independent competitors by reporting segment is set forth below.

•	Powertrain Energy – Primary competitors include Aisin, Art Metal, Bleistahl, GKN, Kolbenschmidt, Mahle, NPR, Riken, STI and Sumitomo.

•	Powertrain Sealing and Bearings – Primary competitors include Daido, Dana/Reinz, Elring Klinger, Freudenberg, Kolbenschmidt, Mahle, Miba and NOK.

•	Vehicle Safety and Protection – Primary competitors include Akebono, Galfer, Honeywell and TMD.

•	Automotive Products – Primary competitors include Affinia, Bosch, Delphi, Honeywell, NGK, Trico, UCI and Valeo.

•	Global Aftermarket – Primary competitors include Affinia, Bosch, Contitech, Delphi, Denso, Honeywell, Mahle, TMD, Trico, TRW and Valeo.

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

For its Global Aftermarket customers, the Company generally establishes product line arrangements that encompass all parts offered within a particular product line. These are typically open-ended arrangements that are subject to termination by either the Company or the customer at any time. Pricing is market responsive and subject to adjustment based upon competitive pressures and other commercial factors. Global Aftermarket order fulfillment is largely performed from finished goods inventory stocked in the Company’s worldwide distribution network. Inventory stocking levels in the Company’s distribution centers are established based upon historical and anticipated future customer demand.

Although customer programs typically extend to future periods, and although there is an expectation that the Company will supply certain levels of OE production and aftermarket shipments over such periods, the Company believes that outstanding purchase orders and product line arrangements do not constitute firm orders. Firm orders are limited to specific and authorized customer purchase order releases placed with its manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible after receipt from the conversion of available raw materials and work-in-process inventory for OEM orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the timeframe involved.

The Company’s Raw Materials and Suppliers

The Company purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, synthetic and natural rubber, graphite, fibers, stampings, castings and forgings. The Company also purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. For business and efficiency purposes, the Company has established single sourcing relationships with some of its suppliers. However, based upon market conditions and readily available alternative supply sources, the Company believes it could readily replace any single supply source without a material disruption to its business. In 2008, no outside supplier of the Company provided products that accounted for more than 1% of the Company’s net sales.

The Company experienced material price inflation in ferrous and non-ferrous metals, chemical raw materials and energy of approximately $65 million during 2008. The Company partially offset this impact through savings on purchased parts, negotiated price reductions, resourcing activities and through contractual price escalators. Through its global purchasing function, the Company continues to work with its suppliers to reduce its global material costs. Given the recent downturn in global industrial output, the Company expects that material costs will generally decline from levels seen in 2008.

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

Seasonality of the Company’s Business

The Company’s business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Asia Pacific region generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather patterns. Historically, the Company’s sales and operating profits have been the strongest in the second quarter. For additional information, refer to the Company’s quarterly financial results contained in Note 23 to the Consolidated Financial Statements, included in Item 8 of this report.

The Company’s Employee Relations

The Company had approximately 43,400 employees as of December 31, 2008.

Various unions represent approximately 36% of the Company’s U.S. hourly employees and approximately 70% of the Company’s non-U.S. hourly employees. With the exception of two facilities in the U.S., most of the Company’s unionized manufacturing facilities have their own contracts with their own expiration dates and, as a result, no contract expiration date affects more than one facility.

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September 2008 and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009”, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce the Company’s global workforce by approximately 8,600 positions. In January 2006, the Predecessor Company commenced a restructuring plan that included a significant reduction in the Company’s workforce. The majority of this reduction was achieved through plant closures during 2006 and 2007. The Company has worked and will continue to work with global customers, local works councils, unions, management, and employees at those locations affected by the restructuring program to maintain productive employee relations and minimize any disruptions resulting from these restructuring programs.

Impact of Environmental Regulations on the Company

The Company’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company’s financial position or cash flows in 2008 and are not expected to have a material impact on the Company’s financial position or cash flows in 2009.

The Company’s Intellectual Property

The Company holds in excess of 4,600 patents and patent applications on a worldwide basis, of which 900 have been filed in the United States. Of the approximately 4,600 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to the Company.

The Company does not materially rely on any single patent, nor will the expiration of any single patent materially affect the Company’s business. The Company’s current patents expire over various periods into the year 2033. The Company is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, the Company’s worldwide patent portfolio is materially important to its business because it enables the Company to achieve technological differentiation from its competitors.

The Company also maintains more than 6,000 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by the Company or are licensed to third parties.

Interests Held by an Entity Controlled by Mr. Carl C. Icahn

An entity indirectly owned and controlled by Mr. Icahn filed a Schedule 13D and amendments therein with the Securities and Exchange Commission indicating that such entity has a beneficial interest of approximately 75% of the Company’s outstanding shares of common stock as of February 25, 2008. As a result, Mr. Icahn has the indirect ability to nominate and elect all of the directors on the Company’s Board of Directors, other than the Chief Executive Officer, and other than Neil Subin (through at least December 27, 2009). Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock including, without limitation, mergers and the sale of substantially all of the Company’s assets and amendments to its certificate of incorporation and by-laws. So long as Mr. Icahn continues to control a majority of the Company’s outstanding capital stock, he will continue to have these governance rights and the ability to control the Company.

The Company’s Web Site and Access to Filed Reports

The Company maintains an internet Web site at www.federalmogul.com. The contents of the Company’s Web site are not incorporated by reference in this report. The Company provides access to its annual and periodic reports filed with the SEC and the Company’s Integrity Policy free of charge through this Web site. The SEC also maintains a Web site at www.SEC.gov where these reports and other information about the Company may be obtained. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge by contacting the Company’s headquarters at the address located within the SEC Filings or under Investor Relations on the Company’s Web site.

ITEM 1.A.	RISK FACTORS

An investment in Federal-Mogul involves various risks. The risks discussed below are not the only ones faced by the Company. Please also read the cautionary note regarding “Forward-Looking Statements” beginning on page 2.

Adverse conditions in the automotive market adversely affect demand for the Company’s products and exposes the Company to credit risks of its customers: The revenues of the Company’s operations are closely tied to global OE automobile sales, production levels, and independent aftermarket parts replacement activity. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by the Company can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could impact demand from aftermarket customers. The Company’s results of operations and financial condition could be adversely affected if the Company fails to respond in a timely and appropriate manner to changes in the demand for its products.

Relative to the global automotive industry, the financial stability of the United States automotive industry has been deteriorating. About 40 U.S. suppliers filed for bankruptcy in 2008, according to the Motor & Equipment Manufacturers Association. Several other companies have announced significant restructuring activities to eliminate excess capacity, reduce costs, and achieve other benefits normally associated with restructuring activities. The automotive operations of General Motors, Ford and Chrysler have recently experienced significant operating losses, and these automakers are continuing to restructure their operations. Continued declines in the automotive production levels of Federal-Mogul’s major OE customers, particularly with respect to platforms for which Federal-Mogul is a significant supplier, could materially reduce sales and harm Federal-Mogul’s profitability.

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customer base includes virtually every significant global automotive manufacturer, numerous Tier 1 automotive suppliers, and a large number of distributors and installers of automotive aftermarket parts.

The financial distress of Federal-Mogul’s OE customers and within the supply base could significantly affect its operating performance: During 2007 and 2008, General Motors Corporation, Ford Motor Company and Chrysler Corporation continued to lower production levels on several key platforms, due to a reduction in end-customer demand. In addition, these customers of Federal-Mogul have experienced declining market shares in North America and are continuing to restructure their North American operations in an effort to improve profitability. These U.S. automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations. Several other global automotive manufacturers are also experiencing operating and profitability issues as well as labor concerns. In this environment, it is difficult to forecast future OE customer production schedules, the potential for labor disputes, or the success or sustainability of any strategies undertaken by any of Federal-Mogul’s customers in response to the current industry environment. Additionally, given the difficult environment in the automotive industry, there is an increased risk of bankruptcies or similar events among Federal-Mogul’s OE customers. This environment may also put additional pricing pressure on suppliers to reduce the cost of products, which would reduce Federal-Mogul’s margins. In addition, cuts in production schedules are also sometimes announced by Federal-Mogul’s OE customers with little advance notice, making it difficult for Federal-Mogul to respond with corresponding cost reductions.

Federal-Mogul’s supply base has also been adversely affected by industry conditions. Lower production levels for OEMs and increases in certain raw material, commodity and energy costs have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers have filed for bankruptcy protection or ceased operations. Unfavorable industry conditions have also resulted in financial distress within Federal-Mogul’s supply base and an increase in commercial disputes and the risk of supply disruption. In addition, the adverse industry environment has required Federal-Mogul to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. While Federal-Mogul has taken certain actions to mitigate these factors, Federal-Mogul has offset only a portion of their overall impact on its operating results. The continuation or worsening of these industry conditions would adversely affect Federal-Mogul’s profitability, operating results and cash flow.

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

Certain of the Company’s operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to, Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Japanese yen, Mexican peso, Polish zloty, and Russian ruble). In reporting its consolidated statements of operations, the Company translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul’s consolidated results.

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

The Company has substantial indebtedness, which could restrict the Company’s business activities and could subject the Company to significant interest rate risk: As of December 31, 2008, the Company had approximately $3.0 billion of outstanding indebtedness. The Company is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

A significant portion of the Company’s indebtedness accrues interest at variable rates. To the extent market interest rates rise, the cost of the Company’s debt would increase, adversely affecting the Company’s financial condition, results of operations, and cash flows.

The Company is subject to possible insolvency of financial counterparties: The Company engages in numerous financial transactions and contracts including insurance policies, letters of credit, credit line agreements, financial derivatives (including interest rate swaps), and investment management agreements involving various counterparties. The Company is subject to the risk that one or more of these counterparties may become insolvent and therefore be unable to discharge its obligations under such contracts.

The automotive industry is highly competitive and the Company’s success depends upon its ability to compete effectively in the market: The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions that require the Company to continually assess, redefine and improve its operations, products and manufacturing capabilities to maintain and improve profitability. The Company’s management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy; however, there can be no assurance that the Company will be able to compete effectively in the automotive market.

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

The employment agreement of José Maria Alapont, the Company’s President and Chief Executive Officer since March 1, 2005, expires on March 23, 2010. No assurances can be given that Mr. Alapont’s employment agreement will be renewed, extended or amended or that Mr. Alapont will be retained as President and Chief Executive Officer of the Company upon expiration of his employment agreement. The loss of Mr. Alapont’s services could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Mr. Carl C. Icahn exerts significant influence over the Company and his interests may conflict with the interest of the Company’s other stockholders: Mr. Carl C. Icahn indirectly controls approximately 75% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including:

•	the election of directors;

•	business strategy and policies;

•	mergers or other business combinations;

•	acquisition or disposition of assets;

•	future issuances of common stock or other securities;

•	incurrence of debt or obtaining other sources of financing; and

•	the payment of dividends on the Company’s common stock.

The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.

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

The Company’s stock price may decline due to sales of shares by Mr. Carl C. Icahn: Sales of substantial amounts of the Company’s common stock, or the perception that these sales may occur, may adversely affect the price of the Company’s common stock and impede its ability to raise capital through the issuance of equity securities in the future. Mr. Icahn is contractually entitled, subject to certain exceptions, to exercise rights under a registration rights agreement to cause the Company to register his shares under the Securities Act. By exercising his registration rights and selling a large number of shares, Mr. Icahn could cause the price of the Company’s common stock to decline. No other shareholder has registration rights.

The Company may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause the Company not to realize anticipated benefits, and the Company may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect the Company’s results of operations: In the past, the Company has grown through acquisitions, and may engage in acquisitions in the future as part of the Company’s sustainable global profitable growth strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If the Company is unable to successfully integrate its acquisitions, it may not realize the benefits of the acquisitions, the financial results may be negatively affected, or additional cash may be required to integrate such operations.

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

The Company’s failure to identify suitable acquisition or joint venture opportunities may restrict the Company’s ability to grow its business. If the Company is successful in pursuing future acquisitions or joint ventures, the Company may be required to expend significant funds, incur additional debt and/or issue additional securities, which may materially adversely affect results of operations. If the Company spends significant funds or incurs additional debt, the Company’s ability to obtain financing for working capital or other purposes could decline and the Company may be more vulnerable to economic downturns and competitive pressures.

The Company’s restructuring activities may not result in the anticipated synergies and cost savings: The Company expects to continue to incur restructuring charges and related costs of through 2010 in connection with the Company’s sustainable global profitable growth strategy. It is possible that such costs could vary from initially projected amounts or that achieving the expected synergies and cost savings will require additional costs or charges to earnings in future periods. It is also possible that the expected synergies may not be achieved. Any costs or charges could adversely impact the business, results of operations, liquidity and financial condition.

Certain disruptions in supply of and changes in the competitive environment for raw materials could adversely affect the Company’s operating margins and cash flows: The Company purchases a broad range of materials, components and finished parts. The Company also uses a significant amount of energy, both electricity and natural gas, in the production of its products. A significant disruption in the supply of these materials, supplies and energy or the failure of a supplier with whom the Company has established a single source supply relationship could decrease production and shipping levels, materially increase operating costs and materially adversely affect profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor or transportation in the markets where the Company purchases material, components and supplies for the production of products or where the products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise, in each case may adversely affect profitability.

In recent periods there have been significant fluctuations in the prices of aluminum, copper, lead, platinum group metals, resins, steel and energy which have had and may continue to have an unfavorable impact on the Company’s business. Any continued fluctuations in the price or availability of energy and materials may have an adverse effect on the Company’s results of operations or financial condition. To address increased costs associated with these market forces, a number of the Company’s suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit the Company’s ability to pass some of the supply and material cost increases on to the Company’s customers, particularly with domestic vehicle manufacturers, and may prevent the Company from doing so in the future. Furthermore, the Company’s customers are generally not obligated to accept price increases that the Company may desire to pass along to them. This inability to pass on price increases to customers when material prices increase rapidly or to significantly higher than historic levels could adversely affect the Company’s operating margins and cash flow, possibly resulting in lower operating income and profitability.

The Company’s hedging activities to address commodity price fluctuations may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs: In order to mitigate short-term variation in operating results due to the aforementioned commodity price fluctuations, the Company hedges a portion of near-term exposure to certain raw materials used in production processes, primarily natural gas, copper, nickel, lead, high-grade aluminum and aluminum alloy. The results of the Company’s hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures.

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

The Company is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse impact on the Company’s profitability and consolidated financial position: The Company is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and consolidated financial position.

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

The Company’s pending or future patent applications may not result in an issued patent. Additionally, newly issued patents may not provide meaningful protection against competitors or against competitive technologies. The United States federal courts may invalidate the Company’s patents or find them unenforceable. Competitors may also be able to design around the Company’s patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on the Company’s sales. If the Company’s intellectual property rights are not adequately protected, the Company may not be able to commercialize its technologies, products or services and the Company’s competitors could commercialize the Company’s technologies, which could result in a decrease in the Company’s sales and market share and could materially adversely affect the Company’s business, financial condition and results of operations.

The Company’s products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and could prevent the Company from using technology that is essential to its products: The Company cannot guarantee that its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against the Company, whether successful or not, could result in substantial costs and harm the Company’s reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of its business. In addition, intellectual property litigation or claims could force the Company to do one or more of the following:

•	cease selling or using of any products that incorporate the asserted intellectual property, which would adversely affect the Company’s revenue;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

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

Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is a leased facility. The Company had 219 manufacturing/technical centers, distribution and sales and administration office facilities worldwide at December 31, 2008. Approximately 48% of the facilities are leased; the majority of which are distribution, warehouse, sales and administration offices. The Company owns the remainder of the facilities.

Type of Facility	North America	Europe	Rest of World	Total
Manufacturing/technical centers	47	51	23	121
Distribution centers and warehouses	14	12	30	56
Sales and administration offices	12	10	20	42

	73	73	73	219

The facilities range in size from approximately 100 square feet to 1.1 million square feet. Management believes substantially all of the Company’s facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.

ITEM 3.	LEGAL PROCEEDINGS

Legal proceedings are included in Note 16 to the Consolidated Financial Statements, included in Item 8 of this report, which is incorporated herein by reference.

Resolution of Asbestos Liabilities

As described in greater detail in Note 2 to the Consolidated Financial Statements, included in Item 8 of this report, all asbestos-related personal injury claims against the Debtors will be addressed by the U.S. Asbestos Trust or the U.K. Asbestos Trust in accordance with the terms of the Debtors’ confirmed Plan and the Company Voluntary Arrangements (“CVAs”), and such claims will be treated and paid in accordance with the terms of the Plan, the CVAs, and their related documents. All asbestos property damage claims against the Debtors have been compromised and resolved through the Plan and the CVAs. Accordingly, the Debtors have not recorded an asbestos liability as of December 31, 2008 or 2007.

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

Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste sent to these sites has generally been small. The other companies that sent wastes to these sites, often numbering in the hundreds or more, generally include large, solvent publicly-owned companies and in most such situations the government agencies and courts have imposed liability in some reasonable relationship to contribution of waste. Thus, the Company believes its exposure for liability at these sites is limited.

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

Total environmental reserves were $26 million and $30 million at December 31, 2008 and 2007, respectively. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. On the Effective Date, $26 million in environmental reserves subject to compromise were settled in accordance with the Plan. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2008, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs, as recorded, approximate $69 million.

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2008.

SUPPLEMENTARY ITEM—EXECUTIVE OFFICERS OF THE COMPANY

José Maria Alapont Age 58

José Maria Alapont has been president, chief executive officer, and a director of the Company since March 2005. Mr. Alapont served as chairman of the board of directors of the Company from June 2005 to December 2007. Mr. Alapont has more than 35 years of global leadership experience in both vehicle manufacturers and suppliers, with business and operations responsibilities in the Americas, Europe, Middle East & Africa, and Asia Pacific regions. From 2003 to 2005, Mr. Alapont was the chief executive officer and a member of the board of directors of IVECO, the commercial vehicle company of the Fiat Group. From 1997 to 2003, Mr. Alapont served in various key executive positions at Delphi Corporation, a global automotive supplier. He began at Delphi as executive director of international operations for Delphi energy and engine management systems. In 1998, he became responsible for Delphi energy and chassis systems international operations. In 1999, Mr. Alapont was named a vice president of Delphi Corporation and president of Delphi Europe, Middle East and Africa, and became a member of the Delphi Strategy Board, the company’s top policy-making group. In 2003, Mr. Alapont was promoted to president of Delphi’s international operations, and vice president of sales and marketing. From 1990 to 1997, Mr. Alapont served in several executive roles and was a member of the Strategy Board at Valeo, a global automotive supplier. He started at Valeo as managing director of engine cooling systems, Spain. In 1991, Mr. Alapont was named executive director of Valeo’s worldwide heavy-duty engine cooling operations. In 1992, he was promoted to group vice president of Valeo’s worldwide clutch and transmission components division. He was named group vice president of the company’s worldwide lighting systems division in 1996. Mr. Alapont began and developed his automotive career from 1974 to 1989 at Ford Motor Company and, over the course of 15 years, worked in different management and executive positions at Ford of Europe. He started in 1974 as an engineer at Ford of Spain, becoming engine laboratory supervisor and later became engine plant production manager. In 1984, he was appointed manager of powertrain quality at Ford of Europe. He later became manager of powertrain supplier quality assurance in 1987 at Ford of Europe. Mr. Alapont earned degrees in industrial engineering from the Technical School of Valencia in Spain and in philology from the University of Valencia in Spain.

William S. Bowers Age 56

Mr. Bowers has served as senior vice president, sales and marketing, and a member of the Strategy Board of the Company since 2006. Prior to joining the Company, Mr. Bowers spent nearly 30 years at General Motors Corporation and Delphi Corporation, most recently as executive director of sales, marketing and planning for the energy and chassis division from 2002-2006. Previously, he was based in Tokyo, Japan, as the Asia-Pacific regional director for Delphi’s energy and chassis systems from 1998-2002. Mr. Bowers worked as commercial and technical director for Delphi Automotive Systems, Singapore, from 1995-1998; and as chief engineer from 1992-1995. Previously he was engineering group manager, divisional program manager, powertrain systems development engineer, and control systems engineer at General Motors Corporation.

David A. Bozynski Age 54

Mr. Bozynski has served as vice president and treasurer of the Company since 1996. Prior to joining the Company in 1996, Mr. Bozynski had a 21-year career with Unisys, where his last appointment was vice president and assistant treasurer. Previously, he served as vice president, line of business finance, responsible for the finance function of Unisys’ four commercial lines of business. Mr. Bozynski also served as vice president, corporate business analysis.

Jean Brunol Age 56

Mr. Brunol has served as senior vice president, business and operations strategy, and a member of the Strategy Board of the Company since 2005. Prior to joining the Company, from January 2004 to April 2005, Mr. Brunol was senior vice president, product and business strategy, international operations at IVECO, the commercial vehicle company of the Fiat Group. Previously, Mr. Brunol was business partner and executive advisor for private equity funds and independent companies. He also served as president of tube operations at Thomson from 2000-2002, and was chief executive officer of SAFT ALCATEL Battery & Power Systems Company from 1997 to 2000. Mr. Brunol was product director, transmissions; and executive vice president, electronics, at Valeo between 1992 and 1997. He began his career at Thomson, where he served in several leadership positions from 1981 to 1992. Mr. Brunol also served at the French National Council for Scientific Research (CNRS) from 1976 to 1981.

James (Jay) Burkhart Age 51

Mr. Burkhart has served as senior vice president, Global Aftermarket, and a member of the Strategy Board of the Company since 2007. Previously, he served as vice president of global marketing, Aftermarket Products and Services since 2004. Mr. Burkhart joined the Company in 1998 with the acquisition of Cooper Automotive and was most recently vice president of global marketing for Aftermarket Products & Services. Prior to joining Cooper, he was vice president of marketing, worldwide, for Tenneco Automotive.

Gérard Chochoy Age 55

Mr. Chochoy has served as senior vice president, Powertrain Sealing and Bearings and a member of the Strategy Board of the Company since 2007. He joined the Company as senior vice president, global development in March 2007. Previously, from 2003 to 2007, Mr. Chochoy was executive vice president of the automotive seating group at Faurecia, based in Paris. From November 2000 to July 2003, he was executive vice president of operations at NEC Computer International, and general manager of the Packard Bell brand. Mr. Chochoy served 12 years at Valeo, most recently group vice president of wiper systems from February 1995 to October 2000.

René L. F. Dalleur Age 55

Mr. Dalleur has served as senior vice president, Vehicle Safety and Protection of the Company since April 2007. Previously, he was senior vice president, Vehicle Safety and Performance, from May 2005. He has been a member of the Strategy Board since May 2005. He served as senior vice president, global friction products, since 2001, and was named vice president of sealing systems, ignition and wipers, Europe in 2000. Prior to joining the Company in 1998 with the acquisition of Cooper Industries, Mr. Dalleur held various positions in engineering, purchasing, and plant and general management in the automotive and aerospace industries.

Steven K. Gaut Age 47

Mr. Gaut has served as vice president, corporate communications and government relations, and a member of the Strategy Board of the Company since April 2008. Prior to joining the Company in April 2008, he was director of communications and marketing services for the Europe, Middle East and Africa region and global powertrain division for Delphi Corporation, based in Paris, France. From 2003 to 2008, Mr. Gaut served in roles of increasing responsibility in communications, sales, marketing and planning at Delphi Corporation while based in Europe. Prior to relocating to Europe, he served as corporate director of media relations for Delphi Corporation. Prior to joining Delphi Corporation in 1995, Mr. Gaut served in various communications and human resources roles at General Motors Corporation.

Alston German Age 44

Mr. German has served as Vice President and Chief Information Officer, and a member of the Strategy Board of the Company since December 2008. Previously, he was IS director, global SAP. Mr. German joined the Company in 1994 and has served as senior information systems consultant, valve train and transmission IS director, business unit IS director and corporate IS director, Asia Pacific Region. Prior to joining the Company, Mr. German progressed through various positions, including information technology manager, powertrain division, with a United Kingdom-based automotive supplier.

Pascal Goachet Age 58

Mr. Goachet has served as senior vice president, human resources and organization, and a member of the Strategy Board of the Company since July 2006. Previously, he was named director of human resources, EMEA and Asia-Pacific in May 2005. Prior to joining the Company, Mr. Goachet was a staff member of the French Ministry of Labor in 2005. He served as vice president of corporate human resources, NEC Computers International, a subsidiary of NEC Japan from 2000 to 2005; and divisional director, human resources, Group Lafarge, Special Materials Division from July 1996 to December 2000. In addition, Mr. Goachet has held various human resources leadership positions at Air France Group in 1996; at Valeo Group from 1990 to 1995; and at the Matra Group from 1980 to 1990. Previously, he was a cabinet member of the French Ministry of Justice. In December 2007, the Government of France appointed Mr. Goachet as a Foreign Trade Advisor of the Republic of France.

Alan Haughie Age 45

Mr. Haughie has served as vice president, controller and chief accounting officer of the Company since 2005. Previously, he served as director, corporate finance since 2000, and prior to that, worked as controller in the Company’s aftermarket business located in Manchester, United Kingdom, from 1999 to 2000. Prior to joining the Company in 1994, Haughie worked for Ernst & Young in the U.K. in various audit roles.

Ramzi Hermiz Age 43

Mr. Hermiz has served as senior vice president, Aftermarket Products and Services since April 2007, and a member of the Strategy Board of the Company since April 2005. Previously, he was senior vice president of sealing systems from 2005 to 2007. Mr. Hermiz has served as director of purchasing; director, pull systems and inventory; vice president, global supply-chain management; and vice president of the Company’s European Aftermarket operation. He joined the Company in 1998 with the acquisition of Fel-Pro, Inc. Prior to joining Fel-Pro in 1990, Mr. Hermiz was manager, purchasing and quality assurance for Triangle Home Products, a manufacturer of residential lighting and other products. He began his career as a design and product engineer for Keldu Technologies, a consulting firm serving the heavy-duty construction industry.

Rainer Jueckstock Age 49

Mr. Jueckstock has served as senior vice president, Powertrain Energy, and a member of the Strategy Board of the Company since April 2007. Previously, he was senior vice president, global Powertrain operations from 2005 to 2007. Mr. Jueckstock joined the Company in 1990, and has served as senior vice president, pistons, rings and liners; vice president, rings and liners; operations director, piston rings, Europe; and managing director of the Friedberg, Germany, operation. He also was sales director for rings and liners, Europe; finance controller in Burscheid, Germany; and finance manager in Dresden, Germany.

Jeff Kaminski Age 47

Mr. Kaminski has served as senior vice president and chief financial officer since 2008, and a member of the Strategy Board of the Company since 2005. Previously, he was senior vice president, global purchasing. Prior to that, he was vice president of global supply-chain management. Mr. Kaminski also was vice president, finance, global powertrain; and served in several finance and operations positions, including finance director, sealing systems; general manager of the Company’s Aftermarket subsidiary based in Australia; and international controller for the Aftermarket group based in Southfield, Michigan. During 2001, he served briefly as vice president, finance, GDX Automotive. Prior to joining the Company in 1989, Mr. Kaminski was manager of financial reporting at R.P. Scherer Corporation. He began his career in public accounting at Deloitte and Touche LLP.

Robert L. Katz Age 46

Mr. Katz has served as senior vice president and general counsel since May 2007. He was appointed Secretary of the Company in December 2007. Mr. Katz joined the Company as vice president and general counsel in January 2007 and became a member of the Strategy Board of the Company. Prior to joining the Company, Mr. Katz was general counsel-EMEA and EMEA regional compliance officer for Delphi Corporation’s Europe, Middle East and Africa (EMEA) operations, headquartered in Paris, France since January 1999. From 1996 to 1998, Mr. Katz served as assistant general counsel for General Motors (Europe) AG, at its European headquarters in Zurich, Switzerland. Mr. Katz was previously an associate at Milbank, Tweed, Hadley & McCloy, an international law firm, from 1986 to 1995, where he worked in the M&A and General Corporate Group, in both New York, New York and London, England.

Eric McAlexander Age 52

Mr. McAlexander has served as senior vice president, Customer Satisfaction and Global Manufacturing since June 2007. He has been a member of the Strategy Board of the Company since January 2006. Previously, he served as senior vice president, global manufacturing since January 2006. From 2001 to 2006, he was vice president, manufacturing global friction products. Mr. McAlexander joined the Company in October 1998 with the acquisition of Cooper Automotive, at which time he was vice president of operations, brake and friction, Americas until 2001.

Markus Wermers Age 44

Mr. Wermers has served as senior vice president, global purchasing and a member of the Strategy Board of the Company since April 2008. From November 2004 to March 2008, Mr. Wermers was vice president, sales and marketing, Europe, Middle East and Africa region, after having served as vice president, sales and marketing, for the Company’s powertrain business unit. Mr. Wermers joined Federal-Mogul in 1991, where he held various positions of increasing responsibility, including sales director, Sealing Systems; sales director, pistons, rings and liners; sales director, Ford; and applications engineer and key account manager in Germany.

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

Pursuant to the Plan, the Company issued 49.9 million shares of Class A Common Stock (the “New Common Class A”) to the holders of the Predecessor Company’s pre-bankruptcy notes and certain unsecured claims. In addition, 50.1 million shares of Class B Common Stock were issued to the Federal-Mogul U.S. Asbestos Personal Injury Trust (the “Trust”). The shares of Class B Common Stock were subject to a conversion provision in the Company’s restated certificate of incorporation. On February 25, 2008, Thornwood Associates Limited Partnership, a limited partnership beneficially owned indirectly by Mr. Carl Icahn, exercised the two options held by it to purchase all of the shares of Class B Common Stock from the Trust for aggregate consideration of $900 million, and the shares of Class B Common Stock automatically converted into shares of Class A Common Stock. As a result, no shares of Class B Common Stock are currently outstanding.

Effective July 28, 2008, the Certificate of Incorporation of the Company was amended to eliminate all reference to the Class B Common Stock and to reclassify the Class A Common Stock as the sole class of common stock (the “Common Stock”). The Common Stock was listed on the NASDAQ Global Market (“NASDAQ”) on April 23, 2008 under the ticker symbol “FDML”. Prior to the listing of the Common Stock and following the Effective Date of the Plan, the Class A Common Stock was not listed on a national exchange and was traded on the pink sheets under the symbol FEMO-PK.

The table below sets forth, on a per share basis for the periods indicated, the intra-day high and low sales prices for the Predecessor Company’s common stock as reported by the OTC market provided that the fourth quarter 2007 high price reflects the OTC market high bid price through the Effective Date of the Plan on December 27, 2007, and the fourth quarter 2007 low price reflects the cancellation of all interests in the Predecessor Company’s common stock effective on that date. The OTC bid/ask prices represent prices between dealers and do not include retail markup, markdown or commission, and may not necessarily represent actual transactions. The data for the period December 27, 2007 through April 23, 2008 is based on the intra-day price of the Company’s Class A Common Stock while it traded in the pink sheets under the symbol FEMO-PK. The data for the Company’s Common Stock is as reported by NASDAQ for the period beginning April 23, 2008.

	Successor 2008		Predecessor 2007
Quarter	High	Low	High	Low
First	$27.00	$18.00	$0.86	$0.45
Second	$21.20	$14.91	$1.39	$0.77
Third	$17.29	$11.94	$1.10	$0.50
Fourth	$12.80	$3.12	$0.94	$0.00

There were approximately 90 stockholders of record of Common Stock as of February 18, 2009 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker.

For additional information with respect to the Common Stock, refer to Note 19 to Consolidated Financial Statements, included in Item 8 of this report.

The Predecessor Company was prohibited in 2007 and 2006 from paying dividends on its common stock and therefore did not declare any such dividends. The Company has certain restrictions under its Exit Facilities from paying dividends in the future.

The following graph compares the cumulative total stockholder return during the period from April 23, 2008 to December 31, 2008 of the Company’s Common Stock to the S&P 500 Stock Index. The graph assumes that $100 was invested on April 23, 2008, in each of the Company’s Common Stock, the stocks comprising the S&P 500

Index and the stocks comprising the peer group. The peer group is comprised on the following companies: ArvinMeritor; BorgWarner; Dana; Lear; Magna; Tenneco and TRW. This performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts.

The Company has not presented data for the periods prior to April 23, 2008 because the Company was under voluntary bankruptcy reorganization under Chapter 11 of the Bankruptcy Code prior to the Effective Date and the Common Stock was not listed on a national exchange from that date until April 23, 2008. The Company believes the stock performance graph for those periods, which would reflect the performance of the Predecessor Company’s cancelled common stock, is not meaningful to the Company’s investors and shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents information from the Consolidated Financial Statements as of or for the five years ended December 31, 2008. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplemental Data.”

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006	2005	2004
	(Millions of Dollars, Except Share and Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$6,865.6	$6,913.9	$6,326.4	$6,286.0	$6,174.1
Costs and expenses	(6,672.5)	(6,718.7)	(6,242.4)	(6,222.7)	(6,012.0)
Restructuring charges, net	(132.1)	(48.1)	(66.4)	(30.2)	(17.5)
Adjustment of assets to fair value	(451.3)	(61.3)	(45.9)	(121.5)	(276.4)
Amortization expense	(75.7)	(18.9)	(17.7)	(17.5)	(17.2)
Chapter 11 and U.K. Administration related reorganization expenses, net	(17.1)	(80.7)	(95.1)	(138.2)	(99.7)
Settlement of U.K. pension plans	—	—	(500.4)	—	—
Gain on settlement of liabilities subject to compromise	—	760.7	—	—	—
Fresh-start reporting adjustments	—	956.3	—	—	—
Gain on involuntary conversion	12.2	—	—	—	46.1
Other income, net	21.7	40.9	27.9	41.4	13.2
Income tax (expense) benefit, net	(18.7)	(331.8)	64.0	(131.5)	(136.1)

(Loss) income from continuing operations	(467.9)	1,412.3	(549.6)	(334.2)	(325.5)
Loss from discontinued operations, net of income taxes	—	—	—	—	(8.5)

Net (loss) income	$(467.9)	$1,412.3	$(549.6)	$(334.2)	$(334.0)

Common Share Summary (Diluted)
Weighted average shares and equivalents outstanding (in thousands)	99,665	91,344	89,413	89,058	87,318
(Loss) income per share:
From continuing operations, net of income taxes	(4.69)	15.46	(6.15)	(3.75)	(3.73)
From discontinued operations, net of income taxes	—	—	—	—	(0.10)

Net (loss) income per share	$(4.69)	$15.46	$(6.15)	$(3.75)	$(3.83)

Dividends declared per common share	$—	$—	$—	$—	$—

Other Financial Information
Net cash provided from (used by) operating activities	$627.4	$34.5	$(421.7)	$318.4	$465.5
Expenditures for property, plant, equipment	319.8	309.5	237.4	190.3	267.5
Depreciation and amortization expense	349.5	353.7	328.9	344.2	335.7

	Successor		Predecessor
	As of December 31
	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data
Total assets	$7,235.6	$7,866.3	$7,179.1	$7,735.1	$8,265.2
Short-term debt	101.7	117.8	482.1	606.7	309.6
Long-term debt	2,768.0	2,517.6	26.7	8.1	10.1
Liabilities subject to compromise	—	—	5,813.4	5,988.8	6,018.5
Shareholders’ equity (deficit)	951.1	2,123.7	(1,747.9)	(2,433.0)	(1,925.7)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and industrial, energy and transport markets, including customers in both the original equipment manufacturers (“OEM”) market and the replacement market (“aftermarket”). The Company’s customers include the world’s largest automotive OEMs and major distributors and retailers in the independent aftermarket. During 2008, the Company derived 62% of its sales from the OE market and 38% from the aftermarket. Geographically, the Company derived 38% of its 2008 sales in the United States and 62% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to require periodic cost reductions that require the Company to continually assess, redefine, and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy for sustainable global profitable growth, including the following ongoing initiatives:

•

Global Organization – Recognizing the ever-increasing globalization of the automotive industry, the Company organized its primary business units on a global basis – Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket. This allows each business to take advantage of best practices in product development, technology and innovation, manufacturing capability and capacity. Furthermore, the Company continues to develop and implement standardized processes and consolidated systems to further the direction and performance of the business.

•

Lean Manufacturing and Productivity – Management implemented a series of initiatives targeted at leveraging the Company’s global scale and reducing total enterprise costs. These initiatives included implementation of standard manufacturing methods across business segments to achieve operational efficiencies and decrease production costs; implementation of a global purchasing function focused on the reduction of global material costs; headcount reduction programs to reduce selling, general and administrative costs; and optimized capital expenditure processes to ensure capital funds are directed at the most strategically appropriate investments with the highest rates of return.

•

Best-Cost Production – The Company has established and expanded manufacturing operations in best-cost countries in an effort to meet the cost pressures inherent in the industry and increase profitability. The Company has manufacturing operations or joint venture alliances in Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey.

•

Global Distribution Optimization – The Company continued its efforts to optimize its aftermarket distribution network in order to improve both the efficiency of operations and customer order fulfillment and delivery performance, including initiatives to streamline its American and European aftermarket operations, and expand its aftermarket operations in Asia.

•

Global Delivery Performance – In addition to the distribution network consolidation efforts, the Company upgraded many of its remaining distribution centers with state-of-the-art warehouse management systems. Furthermore, the Company has renewed its focus on internal logistics and execution of inventory “pull” systems throughout its manufacturing operations and suppliers to ensure prompt and accurate replenishment of its distribution network.

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

Critical Accounting Policies

The accompanying Consolidated Financial Statements, included in Item 8 of this report, have been prepared in conformity with U.S. GAAP and, accordingly, the Company’s accounting policies have been disclosed in Note 1 to the Consolidated Financial Statements. The Company considers accounting estimates to be critical accounting policies when:

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

Accounting and Reporting During Reorganization

The Debtors operated as debtors-in-possession from October 1, 2001 to the Effective Date and adopted the provisions of AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, upon commencement of the bankruptcy proceedings. The Predecessor Company’s

Consolidated Financial Statements for the periods from October 1, 2001 through December 31, 2007 have been prepared in accordance with the provisions of SOP 90-7. Accordingly, all pre-petition liabilities subject to compromise were segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amount of allowable claims. Liabilities not subject to compromise were separately classified as current and non-current. Interest was not accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and such items are reported separately as reorganization items in the Company’s consolidated statements of operations.

In accordance with U.S. GAAP, the Company was required to adopt fresh-start reporting effective upon emergence from bankruptcy on December 27, 2007. The Company evaluated the activity between December 27, 2007 and December 31, 2007 and, based upon the immateriality of such activity, concluded that the use of an accounting convenience date of December 31, 2007 was appropriate. As such, fresh-start reporting has been applied as of that date. As a result of fresh-start reporting, financial statements of the Successor Company are not comparable to the financial statements of the Predecessor Company. For further information on fresh-start reporting, see Note 3 to the Consolidated Financial Statements, included in Item 8 of this report.

The Company adopted fresh-start reporting under the provisions of SOP 90-7 as of December 31, 2007. Accordingly, the Company’s reorganization value was allocated to existing assets using the measurement guidance provided in SFAS 141, Business Combinations (“SFAS 141”). In addition, liabilities were recorded at the present value of amounts estimated to be paid. Finally, the Predecessor Company’s accumulated deficit was eliminated, and the Company’s new debt and equity were recorded in accordance with the Plan.

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

The adoption of fresh-start reporting has had a material effect on the financial statements. As a result, the consolidated balance sheets at both December 31, 2008 and 2007 included in this Annual Report on Form 10-K and the consolidated financial statements published for periods following December 31, 2007 are not comparable with those published before such date. See Notes 2 and 3 to the Consolidated Financial Statements, included in Item 8 of this report, for further discussion of the provisions of SOP 90-7.

Pension Plans and Other Postemployment Benefit Plans

Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, Employers’ Accounting for Pensions, and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Non-pension postemployment benefits are accounted for in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; and disability, early retirement and other postemployment benefits are accounted for in accordance with SFAS No. 112, Employer Accounting for Postemployment Benefits.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits under SFAS Nos. 87, 106, 112 and 158 as of December 31, 2008 are as follows:

•

Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long-term rate of return is used to calculate net periodic pension cost. In determining its pension obligations, the Company used long-term rates of return on plan assets ranging from 4.0% to 10.0%.

•

Discount rate: The discount rate is used to calculate future pension and postemployment obligations. Discount rate assumptions used to account for pension and non-pension postemployment benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, the Company used discount rates ranging from 5.25% to 8.25%.

•

Health care cost trend: For postretirement health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postemployment health care benefits is 7.5% declining to an ultimate trend rate of 5.0% in 2014. The assumed drug cost trend rate used to measure next year’s postemployment health care benefits is 9.2% declining to an ultimate trend rate of 5.0% in 2014.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s 2009 funding requirements.

	Pension Benefits
	United States Plans			International Plans			Other Benefits
	Change in 2009 pension expense	Change in PBO	Change in accumulated OCL	Change in 2009 pension expense	Change in PBO	Change in accumulated OCL	Change in 2009 expense	Change in PBO
	(Millions of Dollars)
25 bp decrease in discount rate	$(1.8)	$20.7	$(20.7)	$(0.1)	$8.1	$(8.1)	$(0.4)	$10.0
25 bp increase in discount rate	1.7	(20.7)	20.7	0.1	(7.8)	7.8	0.4	(9.5)
25 bp decrease in rate of return on assets	1.3	—	—	0.1	—	—	—	—
25 bp increase in rate of return on assets	(1.3)	—	—	(0.1)	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 bp increase in health care trend rate	$1.5	$25.5
100 bp decrease in health care trend rate	(1.4)	(23.9)

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

On the Effective Date, $26 million in environmental reserves subject to compromise were settled in accordance with the Plan. Recorded environmental reserves were $26 million and $30 million at December 31, 2008 and 2007, respectively. These accruals are based upon management’s best estimates, which requires management to make assumptions regarding the costs for remediation activities, the extent to which costs may be borne by other liable parties, the financial viability of such parties, the time periods over which remediation activities will be completed, and other factors. Although management believes its accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such environmental matters, any changes in the underlying assumptions could materially impact the Company’s future results of operations and financial condition. At December 31, 2008, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $69 million.

Conditional Asset Retirement Obligations

The Company has accrued conditional asset retirement obligations (“CARO”) of $27 million as of both December 31, 2008 and 2007 in accordance with FASB Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”). These liabilities result primarily from the obligation to remove hazardous building materials from facilities which the Company expects to close or sell in connection with its ongoing restructuring efforts.

In determining whether the estimated fair value of CARO can reasonably be estimated in accordance with FIN 47, the Company must determine if the obligation can be assessed in relation to the acquisition price of the related asset or if an active market exists to transfer the obligation. If the obligation cannot be assessed in connection with an acquisition price and if no market exists for the transfer of the obligation, the Company must determine if it has sufficient information upon which to estimate the obligation using expected present value techniques. This determination requires the Company to estimate the range of settlement dates and the potential methods of settlement, and then to assign the probabilities to the various potential settlement dates and methods.

In cases other than those included in the $27 million, where probability assessments could not reasonably be made, the Company cannot record and has not recorded a liability for the affected CARO. If new information were to become available whereby the Company could make reasonable probability assessments for these CARO, the amount accrued for CARO could change significantly, which could materially impact the Company’s statement of operations and/or financial position. Settlements of CARO in the near-future at amounts other than the Company’s best estimates as of December 31, 2008 also could materially impact the Company’s future results of operations and financial condition.

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

The Company periodically reviews the carrying value of its long-lived and indefinite-lived assets, whether held for use or disposal, including other intangible assets, when events and circumstances warrant such a review. Estimating fair value for both long-lived and indefinite-lived assets requires management to make assumptions regarding future sales volumes and pricing, capital expenditures, useful lives and salvage values of related property, plant and equipment, the Company’s ability to develop and implement productivity improvements, discount rates, effective tax rates, market multiples, and other items. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition. Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the evaluations. Significant judgments and estimates used by management when evaluating assets for impairment include: (i) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; and (ii) discounted or undiscounted future cash flows generated by the asset. The Company recorded total impairment charges of $451.3 million, $61.3 million and $45.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), which requires companies to expense the estimated fair value of employee stock options and other forms of stock-based compensation. Estimating fair value for shared-based payments in accordance with SFAS No. 123(R) requires management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the life of the share-based payment, and the date on which share-based payments will be settled. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition. Additional financial information related to the Company’s share-based payments is presented in Note 20 to the Consolidated Financial Statements, included in Item 8 of this report.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The determination of the Company’s tax provision is complex due to operations in many tax jurisdictions outside the United States. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other tax loss and credit carryforwards. The realization of deferred tax assets is dependant upon the Company’s ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company did not record taxes on a portion of its undistributed earnings of $652.3 million at December 31, 2008, since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2008, the Company had a deferred tax asset of $312.8 million, net of a valuation allowance of $786.5 million, and deferred tax liabilities of $794.4 million. At December 31, 2007, the Company had a deferred tax asset of $396.7 million, net of a valuation allowance of $483.9 million, and deferred tax liabilities of $567.1 million.

The Predecessor Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with SFAS No. 109. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Management judgment is required in determining when the Company’s deferred tax assets and liabilities have met the more likely than not threshold. As a result of implementing FIN 48, the Predecessor Company recognized a $13.8 million decrease in the reserve for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 total shareholders’ deficit.

RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations should be read in connection with Items 1 and 7A of this Form 10-K, as well as “Forward-Looking Statements” and Item 1.A. “Risk Factors.” These items provide additional relevant information regarding the business of the Company, its strategy, and the various industry dynamics in the OEM market and the aftermarket which have a direct and significant impact on the Company’s results of operations, as well as the risks associated with the Company’s business.

Consolidated Results

Sales by reporting segment were:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Powertrain Energy	$2,085	$2,054	$1,805
Powertrain Sealing and Bearings	1,048	1,054	956
Vehicle Safety and Protection	717	793	724
Automotive Products	379	334	288
Global Aftermarket	2,637	2,679	2,553

	$6,866	$6,914	$6,326

Net sales by group and region are listed below. “PTE”, “PTSB”, “VSP”, “AP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Total
Successor – 2008
United States and Canada	18%	33%	22%	46%	64%	40%
Europe	69%	55%	67%	27%	22%	46%
Rest of World	13%	12%	11%	27%	14%	14%

Predecessor – 2007
United States and Canada	19%	39%	28%	47%	65%	42%
Europe	69%	50%	63%	25%	23%	46%
Rest of World	12%	11%	9%	28%	12%	12%

Predecessor – 2006
United States and Canada	25%	43%	33%	52%	67%	47%
Europe	66%	47%	60%	25%	21%	42%
Rest of World	9%	10%	7%	23%	12%	11%

Gross margin by reporting segment was:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Powertrain Energy	$269	$258	$267
Powertrain Sealing and Bearings	63	53	79
Vehicle Safety and Protection	172	193	170
Automotive Products	81	73	51
Global Aftermarket	530	611	610
Corporate	9	(3)	(72)

	$1,124	$1,185	$1,105

During the first half of 2008, the Company experienced significant sales growth in all regions and business units. Starting during the third quarter of 2008, North American light vehicle OE production began to lose pace, with significant production declines in both North American and European light vehicle OE production during the fourth quarter. In total, the number of light vehicles produced during 2008 was 16.4 million in the Americas, 22.4 million in Europe, the Middle East and Africa (“EMEA”), and 27.2 million in Asia, compared to 2007 light vehicle production of 18.5 million, 24.0 million and 27.2 million in the Americas, EMEA, and Asia, respectively. The Company expects continued downward pressure on 2009 production volumes when compared to the volumes experienced during 2008.

Consolidated net sales decreased by $48 million, or 1%, to $6,866 million for the year ended December 31, 2008. Approximately 60% of the Company’s 2008 sales originated outside the United States; therefore the weakening of the U.S. dollar, primarily against the euro, resulted in increased reported sales from non-U.S. operations of $197 million. Decreased OE production in North America and Europe as well as decreased demand in aftermarket resulted in volume declines, net of market share gain, of $319 million. This decline was partially offset by customer pricing increases and acquisitions by $42 million and $32 million, respectively.

Gross margin decreased by $61 million, to $1,124 million, or 16.4% of sales, for the year ended December 31, 2008 from $1,185 million, or 17.1% of sales, in 2007. In connection with fresh-start reporting, inventory balances as of December 31, 2007 were increased by $68 million in accordance with SFAS No. 141. During 2008, the Company recognized $68 million in additional cost of goods sold, which reduced gross margin by the same. Before considering the impact of the one-time inventory charge of $68 million, gross margin would have been 17.4% of sales. Improved productivity, net of labor and benefits inflation, of $129 million, lower depreciation of fixed assets, revalued in conjunction with fresh-start reporting, of $64 million and customer price increases of $42 million were mostly offset by decreased sales volumes and increased cost of materials and services, which reduced gross margin by $203 million and $31 million, respectively.

Reporting Segment Results 2008 versus 2007

The following table provides changes in sales and gross margin for the year ended December 31, 2008 compared with the year ended December 31, 2007 for each of the Company’s reporting segments.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
		(Millions of Dollars)
2007 Sales, Predecessor	$2,054	$1,054	$793	$334	$2,679	$—	$6,914
Sales volumes and new business	(48)	(80)	(104)	32	(119)	—	(319)
Customer pricing	(22)	27	(4)	1	40	—	42
Acquisition / divestiture	20	12	—	—	—	—	32
Foreign currency	81	35	32	12	37	—	197

2008 Sales, Successor	$2,085	$1,048	$717	$379	$2,637	$—	$6,866

	PTE	PTSB	VSP	AP	GA	Corporate	Total
		(Millions of Dollars)
2007 Gross Margin, Predecessor	$258	$53	$193	$73	$611	$(3)	$1,185
Sales volumes / mix	(28)	(39)	(47)	(10)	(79)	—	(203)
Customer pricing	(22)	27	(4)	1	40	—	42
Productivity, net of inflation	43	8	41	26	(3)	14	129
Materials and services sourcing	(1)	(2)	(21)	(13)	7	(1)	(31)
Depreciation	31	19	10	4	—	—	64
Increase to inventory values as a result of fresh-start reporting	(10)	(7)	(4)	(2)	(45)	—	(68)
Foreign currency	(2)	4	4	2	(1)	(1)	6

2008 Gross Margin, Successor	$269	$63	$172	$81	$530	$9	$1,124

Powertrain Energy

Sales increased by $31 million, or 2%, to $2,085 million in 2008 from $2,054 million in 2007. PTE generates over 80% of its revenue outside the United States and, as a result, the weakening of the U.S. dollar, primarily against the euro, increased reported sales by $81 million. Sales volumes decreased by $48 million due to OE production volume decreases in Europe and North America. The November 2007 acquisition of a controlling interest in a joint venture in China contributed additional sales of $20 million. Continued customer pricing pressure reduced sales by $22 million.

Gross margin was $269 million, or 12.9% of sales, in 2008 compared to $258 million, or 12.6% of sales, in 2007. Before considering the impact of the one-time inventory charge of $10 million, gross margin would have been 13.4% of sales. The unfavorable impacts of volume contributed to a $28 million decrease of margin. Improved productivity in excess of labor and benefits inflation of $43 million more than offset customer price reductions of $22 million. The remainder of the margin improvement was primarily due to lower depreciation of fixed assets, revalued in conjunction with fresh-start reporting, of $31 million.

Powertrain Sealing and Bearings

Sales decreased by $6 million, or less than 1%, to $1,048 million in 2008 from $1,054 million in 2007. Approximately 65% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements increased sales by $35 million. Reduced light vehicle OE production in North America and Europe outweighed increases in market share and OE production volume in Asia, resulting in a net volume decline of $80 million. Customer prices were increased by a net $27 million. The March 2008 acquisition of FMBIL increased sales by $12 million.

Gross margin was $63 million, or 6.0% of sales, in 2008 compared to $53 million, or 5.0% of sales, in 2007. Before considering the impact of the one-time inventory charge of $7 million, gross margin would have been 6.7% of sales. The increase was due largely to increased customer pricing of $27 million, improved productivity in excess of labor and benefits inflation of $8 million, and lower depreciation of fixed assets, revalued in conjunction with fresh-start reporting, of $19 million. These favorable impacts were partially offset by the gross margin impact of $39 million due to lower sales volumes.

Vehicle Safety and Protection

Sales decreased by $76 million, or 10%, to $717 million in 2008 from $793 million in 2007. Approximately 80% of VSP’s sales are generated outside the United States where foreign currency movements, primarily the weakening of the U.S. dollar against the euro, increased sales by $32 million. Sales volumes fell by $104 million as significant market share gains in Asia were more than offset by the decline in light vehicle and OE production in North America and Europe. Customer price reductions were $4 million.

Gross margin was $172 million, or 24.0% of sales, in 2008 compared to $193 million, or 24.3% of sales, in 2007. Before considering the impact of the one-time inventory charge of $4 million, gross margin would have been 24.5% of sales. The Vehicle Safety and Protection group experienced improved productivity net of labor and benefits inflation of $41 million, lower depreciation of fixed assets, primarily due to the fresh-start reporting fixed assets revaluation, of $10 million and favorable exchange movement of $4 million. These favorable margin impacts were partially offset by decreased sales volumes, which reduced gross margin by $47 million, increased cost of materials and services of $21 million and customer price reductions of $4 million.

Automotive Products

Sales increased by $45 million, or 13%, to $379 million in 2008 from $334 million in 2007. The Automotive Products group generates about 55% of its revenue outside the United States and the corresponding impact of exchange movements increased sales by $12 million. New business in all regions, including the North American market, accounted for increased sales of $32 million.

Gross margin was $81 million, or 21.4% of sales, in 2008 compared to $73 million, or 21.9% of sales, in 2007. Before considering the impact of the one-time inventory charge of $2 million, gross margin would have been 21.9% of sales. The impact of internal price reductions and lower volumes of inter-company supply to the Global Aftermarket segment reduced gross margins by $19 million, or 5% of sales, partially offset by $9 million of additional margin due to increased sales volumes to OEMs. The margin improvement is also attributable to improved productivity in excess of labor and benefits inflation of $26 million, partially offset by increased cost of materials and services of $13 million.

Global Aftermarket

Sales decreased by $42 million, or 2%, to $2,637 million in 2008 from $2,679 million in 2007. This change was due to sales volume decreases of $119 million, partially offset by favorable foreign currency of $37 million and customer price increases of $40 million.

Gross margin was $530 million, or 20.1% of sales, in 2008 compared to $611 million, or 22.8% of sales, in 2007. Before considering the impact of the one-time inventory charge of $45 million, gross margin would have been 21.8% of sales. The impact of the volume decrease was compounded by unfavorable movements in the mix of products and markets into which the aftermarket products were distributed, lowering margin by $79 million. This margin erosion was partially offset by increased customer pricing of $40 million.

Corporate

Corporate expenses fell by $12 million in 2008, principally due to reduced pension expense, included within productivity in excess of labor and benefits inflation.

Selling, General and Administrative Expense

SG&A expenses were $774 million, or 11% of net sales, in 2008 as compared to $828 million, or 12% of net sales, in 2007. The unfavorable impact of exchange movements increased SG&A by $18 million, which was more than offset by a constant-dollar reduction of $72 million, primarily due to reduced pension costs of $31 million and other productivity improvements, net of labor and benefits inflation.

Included in SG&A expense above were research and development (“R&D”) costs, including product engineering and validation costs, of $173 million in 2008 compared to $178 million in 2007. As a percentage of OEM sales, research and development was 4% in both 2008 and 2007.

Interest Expense

Net interest expense was $180 million in 2008 compared to $199 million in 2007. The decrease is due to lower average interest rates on higher debt and an increase in interest income of $10 million, partially offset by amortization of $22 million as a result of marking to market the exit financing arrangements as part of fresh-start reporting.

Other Income, Net

Other income, net was $34 million in 2008, compared with other income, net of $41 million in 2007. The Company is a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. These two lawsuits had been stayed temporarily to allow the parties to engage in settlement negotiations and are both now proceeding to trial. During 2008, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $16.9 million. The Company continues to engage in settlement discussions with the remaining parties, although no assurances can be given regarding the outcome of such discussions. In addition, the Company had a fire at a plant in Europe for which it recognized a $12.2 million gain associated with the involuntary conversion.

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

Powertrain Energy

Almost 80% of PTE’s sales originate outside North America. The weakening of the U.S. dollar during 2007, primarily against the euro increased sales by $123 million. The impacts of increased light and commercial vehicle production in EMEA more than offset the impacts of declines in light vehicle and heavy duty production in North America resulting in $63 million of increased sales due to increases in global OEM production. The impact of new program launches in EMEA and Asia, net of program roll-offs in North America, increased sales globally by a further $26 million.

Reductions in customer pricing of $24 million were more than offset by $14 million of commodity price escalators and $47 million related to net acquisition activity, primarily the acquisition of a controlling interest in Federal-Mogul Goetze (India) Limited in May 2006.

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

Powertrain Sealing and Bearings

Over 55% of PTSB’s sales originate outside North America. The weakening of the U.S. dollar during 2007, primarily against the euro increased sales by $43 million. The impacts of increased light and commercial vehicle production in EMEA and Asia more than offset the impacts of declines in light vehicle and heavy duty production in North America resulting in $20 million of increased sales due to increases in global OEM production. The impact of new program launches in North America, EMEA and Asia increased sales globally by a further $33 million.

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

Vehicle Safety and Protection

Over 70% of VSP’s sales originate outside North America. The weakening of the U.S. dollar during 2007, primarily against the euro, increased sales by $40 million. The impacts of increased light and commercial vehicle production in EMEA more than offset the impacts of declines in light vehicle and heavy duty production in North America resulting in $8 million of increased sales due to increases in global OEM production. The impact of new program launches in North America, EMEA and Asia increased sales globally by a further $35 million. Customer prices fell by $14 million compared to the prior year.

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

Automotive Products

Roughly 30% of AP’s sales originate outside North America. The weakening of the U.S. dollar during 2007, primarily against the euro, increased sales by $12 million. The impacts of increased light and commercial vehicle production in EMEA and Asia offset the impacts of declines in light vehicle and heavy duty production in North America leaving AP largely neutral to the changes in global OEM production. However, the impact of new program launches in North America, EMEA and Asia increased sales globally by $37 million. Customer prices fell by $3 million compared to the prior year.

Gross margin increased by $22 million, to $73 million, or 21.9%, in 2007 from $51 million, or 17.7%, in 2006. The impact of higher sales volumes contributed $9 million and productivity, in excess of labor and benefits inflation was $15 million. These favorable impacts were partially offset by reductions in customer pricing of $3 million.

Global Aftermarket

Approximately 35% of GA’s sales are outside of North America. The weakening of the U.S. dollar during the year, primarily against the euro, increased sales by $57 million. Increases in global market share of $101 million were more than sufficient to offset reduced global market demand of $17 million and lower net customer pricing of $15 million. Geographically, sales volumes to aftermarket customers, combining market share gains and changes in underlying market demand, resulted in the following increases:

•	$63 million increase in the Americas – representing growth of 3%;

•	$16 million increase in EMEA – representing growth of 3%;

•	$5 million increase in Asia – representing growth of 13%.

Gross margin increased by $1 million to $611 million, or 22.8%, in 2007 from $610 million, or 23.8%, in 2006. The impact of reduced purchase prices on sourced parts increased gross margin by $20 million, and favorable foreign currency increased gross margin by $7 million. Despite increased sales volumes, the overall mix of product resulted in higher demand for lower margin parts compared to the previous year resulting in a net $8 million reduction in gross margin due to changes in sales volumes. Additional freight and logistics costs of $3 million were incurred in support of the additional volume and net customer prices fell by $15 million.

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

These reductions in SG&A expense were partially offset by adverse foreign currency impacts of $31 million and the impact of the FMG acquisition of $2 million. Included in SG&A expense above were research and development (“R&D”) costs, including product engineering and validation costs, of $178 million in 2007 compared to $162 million in 2006. As a percentage of OEM sales, research and development was 4% in both 2007 and 2006.

Interest Expense

Net interest expense decreased to $199 million in 2007 compared with $206 million in 2006. In accordance with SOP 90-7, pending the confirmation of the Plan and subsequent emergence from Chapter 11, the Predecessor Company did not accrue the contractual interest of $162 million on certain of its pre-petition debt.

Gain on Settlement of Liabilities Subject to Compromise

Pursuant to SOP 90-7, the Consolidated Statement of Operations for the year ended December 31, 2007 includes a gain of $761 million related to the Predecessor Company’s emergence from bankruptcy. This gain resulted from the discharge of liabilities subject to compromise at amounts less than the previously recorded liabilities.

Fresh-Start Reporting Adjustments

Included in the Consolidated Statement of Operations for the year ended December 31, 2007 is a gain of $956 million resulting from the adoption of fresh-start reporting. This amount is the result of the aggregate of changes to the net carrying value of pre-emergence assets and liabilities to reflect the estimated fair values under fresh-start reporting in accordance with SOP 90-7 and the impact of accounting principles adopted by the Successor Company.

Other Income, Net

Other income, net was $41 million in 2007, compared with other income, net of $28 million in 2006. The primary sources of the year-over-year improvement were higher gains on the divestiture of assets and businesses of approximately $7 million, and higher gains on settlements of foreign currency transactions of approximately $4 million.

Adjustment of Assets to Estimated Fair Value

The Company and its Predecessor recorded total impairment charges of $451.3 million, $61.3 million and $45.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, as follows:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Long-lived tangible assets	$18.8	$36.1	$45.9
Goodwill	238.7	25.2	—
Other indefinite-lived intangible assets	130.0	—	—
Investments in unconsolidated affiliates	63.8	—	—

	$451.3	$61.3	$45.9

Goodwill and Other Indefinite-Lived Intangible Assets

Given the complexity of the calculation and the significance of fourth quarter economic activity, the Company has not yet completed its annual impairment assessment. Based upon the draft valuations and preliminary assessment, the Company recorded estimated impairment charges of $238.7 million and $130.0 million for goodwill and other indefinite-lived intangible assets, respectively, for the year ended December 31, 2008. To the extent that the finalization of the Company’s assessment of goodwill and other indefinite-lived intangible requires adjustment to the preliminary impairment charge, such adjustment would be recorded in the first quarter of 2009. These charges were required to adjust the carrying value of goodwill and other indefinite-lived intangible assets to estimated fair value. The estimated fair values were determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. Although the annual assessment was conducted as of October 1, 2008, the Company incorporated general economic and Company specific factors subsequent to this date into its assessment, including updated discount rates, costs of capital, market capitalization of the Company, and financial projections, all in order to give appropriate consideration to the unprecedented economic downturn in the automotive industry that continued throughout the fourth quarter of 2008.

The 2008 impairment charge is primarily attributable to significant decreases in forecasted future cash flows as the Company adjusts to known and anticipated changes in industry production volumes.

The Company evaluates its recorded goodwill and other indefinite-lived intangible assets for impairment annually as of October 1 and in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. As a result of its annual assessment, the Predecessor Company recorded an impairment charge in the Global Pistons operating unit of the Powertrain Energy Reporting Segment of $25.2 million to adjust the carrying value of goodwill to estimated fair value for the period ended December 31, 2007. The estimated fair value of the operating unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2007 impairment charge is primarily attributable to significant increases in forecasted future capital expenditures to keep pace with current technological product requirements, without a corresponding increase in product profitability. There was no impairment charge required for the year ended December 31, 2006.

Investments in Unconsolidated Affiliates

As of December 31, 2008, the Company evaluated the recorded value of its investments in non-consolidated affiliates for potential impairment. Given the economic downturn in the global automotive industry and the related declines in anticipated production volumes, the Company concluded that its investments in non-consolidated affiliates were impaired, and an impairment charge of $63.8 million was recorded as of December 31, 2008.

Definite-Lived Long-Lived Assets

The Company recorded impairment charges of $18.8 million, $36.1 million, and $45.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, to adjust definite-lived long-lived assets to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The charges by reporting segment are as follows:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Powertrain Energy	$9.9	$0.4	$10.7
Powertrain Sealing and Bearings	4.0	(0.6)	27.4
Vehicle Safety and Protection	0.7	27.8	9.9
Automotive Products	4.0	4.6	1.1
Global Aftermarket	—	1.6	—
Corporate	0.2	2.3	—
Other	—	—	(3.2)

	$18.8	$36.1	$45.9

2008 Impairments

Powertrain Energy:

•

The Company recorded impairment charges of $4.9 million related to the identification of a Powertrain Energy facility where the Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated impairment was necessary. In addition, the Company recorded impairment charges of $5.0 million related to Powertrain Energy operating facilities for which the Company will announce the closures in 2009 as part of its ongoing Restructuring 2009 program. The impairment amount was determined by assessing the book values associated with building and production equipment in relation to their estimated net realizable values.

Powertrain Sealing and Bearings:

•

The impairment charge of $4.0 million primarily relates to the identification of a Powertrain Sealing and Bearings facility where the Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated an impairment was necessary.

Automotive Products:

•

The Company recorded impairment charges of $2.6 million related to the identification of an Automotive Products facility where the Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated impairment was necessary. The remaining impairment charge of $1.4 million primarily relates to Automotive Products operating facilities for which the

Company will announce the closures in 2009 as part of its ongoing Restructuring 2009 program. The impairment amounts were determined by assessing the book values associated with building and production equipment in relation to their estimated net realizable values.

2007 Impairments

Powertrain Sealing and Bearings:

•

The Predecessor Company recorded impairment charges of $3.3 million related to the identification of certain Powertrain Sealing and Bearings facilities where the Predecessor Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated an impairment was necessary. In addition, the Predecessor Company’s ability to remediate a CARO at a cost below the original estimate resulted in the reversal of the excess reserve through impairment where such reserves were originally recorded.

Vehicle Safety and Protection:

•

The Predecessor Company recorded impairment charges of $24.8 million related to one U.S. Friction location as an announced reduction in OEM purchase volumes by one of the Predecessor Company’s customers resulted in a re-evaluation of the expected future cash flows of this operation as compared to the current carrying value of property, plant and equipment.

Automotive Products:

•

The Predecessor Company recorded impairment charges of $3.2 million related to certain Automotive Products operating locations primarily as a result of reduced volumes resulting in a revaluation of expected future cash flows of these operations as compared to the current carrying value of the plant, machinery and equipment.

2006 Impairments

Powertrain Energy:

•

During 2006, the Predecessor Company announced the closure of its Malden, Missouri manufacturing facility. As a result of this closure, the book values associated with building and production equipment were assessed in relation to their estimated net realizable values, and impairment charges of $7.1 million were recorded.

•

The Predecessor Company recorded impairment charges of $3.1 million related to other Powertrain Energy operating locations, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the current carrying value of property, plant and equipment.

Powertrain Sealing and Bearings:

•

During 2006, the Predecessor Company announced the closure of its St. Johns, Michigan manufacturing facility. As a result of this closure, the book values associated with building and production equipment were assessed in relation to their estimated net realizable values, and impairment charges of $3.4 million were recorded.

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

Vehicle Safety and Protection:

•

The Predecessor Company recorded impairment charges of $9.1 million related to three of its Friction locations. Buildings and production equipment at these locations had previously been impaired in connection with the closure and anticipated sale of the facilities. After a revaluation of the estimated fair values at these locations, additional impairment charges were deemed appropriate as of December 31, 2006.

•

The Predecessor Company recorded other impairment charges of $0.8 million related to certain Friction operating locations, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the current carrying value of property, plant and equipment.

Chapter 11 and U.K. Administration Related Reorganization Expense

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as summarized below. These expenses have decreased in 2008 when compared to 2007 and 2006 as a result of the Company’s emergence from bankruptcy on December 27, 2007.

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Professional fees directly related to the filing	$17.1	$72.8	$68.8
Critical employee retention costs	—	7.9	12.3
Discharge of U.K. Administration fees & other costs	—	—	29.4
Interest income earned on restricted cash	—	—	(15.4)

	$17.1	$80.7	$95.1

Restructuring Activities

The Company, as part of the sustainable global profitable growth strategy, has undertaken various restructuring activities as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to lower cost markets. These activities generally fall into one of the following categories:

1.

Closure of facilities and relocation of production – in connection with the Company’s strategy, certain operations have been closed and related production relocated to best-cost countries or to other locations with available capacity.

2.

Consolidation of administrative functions and standardization of manufacturing processes – as part of its productivity strategy, the Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

The following is a summary of the Company’s consolidated restructuring reserves and related activity for 2008, 2007 and 2006. “PTE”, “PTSB”, “VSP”, “AP” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Balance at January 1, 2006, Predecessor	$9.8	$1.7	$0.9	$10.5	$2.8	$0.6	$26.3
Provisions	15.3	34.7	3.5	9.7	6.3	2.1	71.6
Reversals	(1.8)	(2.0)	(0.6)	(0.6)	(0.2)	—	(5.2)
Payments	(8.7)	(19.0)	(3.5)	(15.0)	(6.4)	(2.6)	(55.2)
Foreign currency	1.0	1.1	0.1	0.4	0.1	(0.1)	2.6

Balance at December 31, 2006, Predecessor	15.6	16.5	0.4	5.0	2.6	—	40.1
Provisions	14.9	22.0	3.9	4.0	7.1	3.0	54.9
Reversals	(2.2)	(1.2)	(0.3)	(3.1)	—	—	(6.8)
Payments	(19.3)	(33.5)	(2.7)	(5.6)	(5.1)	(0.5)	(66.7)
Reclassification to postemployment benefits	(4.1)	—	—	(0.3)	—	—	(4.4)
Foreign currency	1.2	0.5	0.1	—	0.1	0.1	2.0

Balance at December 31, 2007, Successor	6.1	4.3	1.4	—	4.7	2.6	19.1
Provisions	43.3	42.0	25.6	11.1	7.5	5.4	134.9
Reversals	(0.9)	(0.2)	(0.1)	(0.2)	(0.5)	(0.9)	(2.8)
Payments	(11.0)	(6.9)	(8.3)	(5.2)	(7.0)	(2.0)	(40.4)
Foreign currency	0.6	1.6	0.3	(0.1)	0.1	(0.1)	2.4

Balance at December 31, 2008, Successor	$38.1	$40.8	$18.9	$5.6	$4.8	$5.0	$113.2

Activities under Global “Restructuring 2009” Program

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September 2008 and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009”, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce the Company’s global workforce by approximately 8,600 positions. The Company continues to solidify certain components of this plan, and will announce those components as plans are finalized. During 2008, the Company has recorded $126.8 million in restructuring charges associated with Restructuring 2009, and expects to incur additional restructuring charges up to $37 million through 2010. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the costs incurred.

Significant components of charges related to Restructuring 2009 are as follows:

	Total Expected Costs	Incurred During 2008	Estimated Additional Charges
	(Millions of Dollars)
Powertrain Energy	$48.4	$39.6	$8.8
Powertrain Sealing and Bearings	45.0	41.0	4.0
Vehicle Safety and Protection	39.8	25.5	14.3
Automotive Products	16.2	9.6	6.6
Global Aftermarket	10.1	7.1	3.0
Corporate	4.5	4.0	0.5

	$164.0	$126.8	$37.2

Activities under Global “Restructuring 2006” Program

In January 2006, the Predecessor Company announced a global restructuring plan (“Restructuring 2006”) as part of its sustainable global profitable growth strategy. From the inception of this program through December 31, 2007, the Predecessor Company incurred expenses of $119.9 million under this program associated with the closures of its facilities located in Alpignano, Italy; Upton, United Kingdom; Malden, Missouri; Pontoise, France; Rochdale, United Kingdom; Slough, United Kingdom; St. Johns, Michigan; St. Louis, Missouri; and Bretten, Germany. The Predecessor Company also transferred production with high labor content from its facilities in Nuremberg, Germany; Wiesbaden, Germany; and Orleans, France to existing facilities in best cost countries. During 2008, the Successor Company incurred expenses of $5.5 million for Restructuring 2006. Payments associated with this program are expected to continue into 2010. This program was completed during 2008.

Other Restructuring Activity and Programs

There were no significant restructuring activities during the year ended December 31, 2008 other than the Restructuring 2009 program.

Other significant restructuring activities for the year ended December 31, 2007

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

Vehicle Safety and Protection

•

During 2007, the Predecessor Company announced the closure and relocation of its system protection facility in Exton, Pennsylvania to other facilities with available capacity. The Predecessor Company recorded approximately $2.4 million of severance charges during the year and as of December 31, 2007. This project was substantially completed as of December 31, 2008. Expected future cost savings associated with this activity are estimated to be approximately $4.1 million per year.

Global Aftermarket

•

The Predecessor Company commenced a restructuring of its Global Aftermarket sales and marketing functions designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. Accordingly, a charge of approximately $3 million related to these activities was recorded during 2007. Expected savings associated with the project are estimated to be approximately $4.3 million per year. This program was completed during 2008.

There were no significant restructuring activities during the year ended December 31, 2006 other than the Restructuring 2006 program.

Income Taxes

For 2008, the Company recorded income tax expense of $18.7 million on loss before income taxes of $449.2 million, compared to income tax expense of $331.8 million on income before income taxes of $1,744.1 million in 2007. In 2008, the primary difference between the Company’s income tax expense at its statutory rate and actual tax expense recorded was the result of goodwill impairment. In 2007, the primary difference between the Company’s income tax expense at its statutory rate and actual tax expense recorded was the result of fresh start reporting adjustments.

Liquidity and Capital Resources

Cash Flow Provided by Operating Activities

Net cash provided by operating activities totaled $627 million for the year ended December 31, 2008 compared to net cash provided by operating activities of $35 million for the year ended December 31, 2007. The most significant factors contributing to operating activity cash flows in 2008 and 2007 are those in relation to emergence from Chapter 11. Cash from operations, excluding the impacts of the Plan, is shown below:

	Successor	Predecessor
	Year Ended December 31
	2008	2007
	(Millions of Dollars)
Net cash provided from operating activities:	$627	$35

Add back:
Payment (from) to U.S. Asbestos Trust	(225)	140
Payment of interest on pre-petition debt and notes	—	132
Payments to settle non-debt liabilities subject to compromise	23	44

Cash from operations, excluding the impacts of the Plan	$425	$351

Working Capital

In 2008, the cash inflow from changes in working capital was $82 million (excluding $68 million fresh-start adjustment to inventory), compared with $92 million in 2007; a decrease of $10 million.

The cash inflow due to changes in accounts receivable in 2008 of $90 million is primarily due to a reduction in sales volume. Excluding the impact of foreign exchange, sales revenue in the last two months of 2008 was approximately $311 million lower than the equivalent period of 2007.

The cash outflow due to changes in accounts receivable in 2007 of $47 million is primarily due to an increase in sales volume, partially offset by payments received in 2007 for property sold in 2006. Excluding the impact of foreign exchange, sales revenue in the last two months of 2007 was approximately $67 million higher than the equivalent period of 2006. During 2007, $20 million was received related to property sales made in 2006.

The cash inflow due to changes in inventory in 2008 of $53 million, excluding $68 million fresh-start adjustment to inventory, and the cash outflow due to changes in accounts payable in 2008 of $61 million are both the result of decreased production volumes in the fourth quarter of 2008.

Through more efficient internal logistics and supply chain management, the Predecessor Company reduced inventories by $15 million during 2007, compared to an increase of $22 million during 2006. Expressed as a percentage of net sales, inventory efficiency improved from 14% in 2006 to 13% in 2007.

Excluding the impact of foreign exchange, the significant improvement in payments terms created a cash inflow of $124 million for purchased goods and services compared with $38 million in 2006.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $306 million in 2008 compared to $263 million in 2007. Expenditures for property, plant and equipment of $320 million in 2008 were $10 million higher than 2007, primarily due to:

•	capacity increases in support of new program launches;

•	investment in lead-free bearing technology; and

•	significant relocation of production capacity to best cost country manufacturing locations.

Proceeds from the sales of property, plant and equipment of $13 million was $13 million lower than in 2007, largely due to the sale of real estate following the closure of a manufacturing facility in Upton, England during 2007. Also during 2007, the Predecessor Company realized proceeds of $14 million each for the sale of a 12.2% ownership interest in an industrial brake manufacturer and the sale of a 30% ownership interest in a piston venture in India.

The Company maintains investments in 14 non-consolidated affiliates, which are located in Italy, Germany, the United Kingdom, Turkey, China, Korea, India, Japan, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $221 million and $324 million as of December 31, 2008 and 2007, respectively. Upon the adoption of fresh-start reporting, the Company’s investments in non-consolidated affiliates were adjusted to estimated fair value.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2008, the total amount of the contingent guarantee, were all triggering events to occur, approximated $59 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141(R), Business Combinations.

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

Cash Flow Provided from Financing Activities

Cash flow provided from financing activities was $197 million for year ended December 31, 2008, compared to cash flow provided from financing activities of $265 million for year ended December 31, 2007. This change primarily resulted from a reduction in 2008 borrowing activity compared to 2007. The Company purchased approximately 1.1 million shares of its common stock for approximately $17 million in a single transaction from an unrelated party on September 11, 2008.

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

Also on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to sixty days after the Effective Date, have been fully drawn as described below. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession (“DIP”) credit agreement of approximately $34.3 million, and existing letters of credit issued under the Predecessor Company’s prepetition credit facility of approximately $39.4 million, were rolled over as letters of credit under the Exit Facilities.

The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR”, defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015; provided, however, that in each case, such maturity may be shortened to December 27, 2013 under certain circumstances. In addition, the tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011. All Exit Facilities term loans bear interest at LIBOR plus 1.9375% or at the ABR plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $5 million.

On January 3, 2008, the Company drew an additional $2,082 million under the Exit Facilities, of which $1,642 was used by the Company to repay or redeem the Repaid Instruments and interest thereon, both as discussed above. Given that the Company intended to finance the Repaid Instruments on a long-term basis, commitments for such long-term financing existed as of December 31, 2007 and that such intent was achieved with the refinancing of the Repaid Instruments with long-term borrowings under the Exit Facilities, each of the Repaid Instruments was classified as long-term in the Company’s balance sheet as of December 31, 2007.

The Company has the following contractual obligations and commercial commitments outstanding at December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total
	(Millions of Dollars)
Debt obligations	$101.7	$36.4	$30.8	$29.6	$29.6	$2,782.4	$3,010.5
Interest payments	128.1	127.0	126.0	124.9	123.8	172.1	801.9
Letters of credit	56.8	—	—	—	—	—	56.8
Payments for settlement of liabilities subject to compromise	69.8	23.1	—	—	—	—	92.9
Pension and other postemployment benefit plans	69.1	164.1	145.5	149.8	147.2	*	675.7
Operating leases	42.5	32.6	24.9	20.8	19.1	15.8	155.7

Total	$468.0	$383.2	$327.2	$325.1	$319.7	$2,970.3	$4,793.5

*	Funding requirements beyond 2013 are not available.

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its Exit Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of 2009. In the longer term, the Company believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

The Exit Facilities contain some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants under its Exit Facilities as of December 31, 2008. Based on current forecasts, the Company expects to be in compliance with the covenants under the Exit Facilities through December 31, 2009.

The Company’s subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $222 million and $347 million as of December 31, 2008 and 2007, respectively. Of those gross amounts, $209 million and $315 million, respectively, were factored without recourse and treated as a sale under FASB 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of both December 31, 2008 and 2007, the Company has outstanding factored amounts of $8 million for which cash has not yet been drawn. Expenses associated with receivables factored are recorded in the Consolidated Statements of Operations within “Other income, net.”

Legal Proceedings

Note 16 to the Consolidated Financial Statements, included in Item 8 of this report, is incorporated herein by reference.

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

As currency exchange rates change, translation of the statements of operations of the Company’s international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity (deficit) for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive income (loss) decreased by $248 million in 2008 and increased by $229 million in 2007 due to cumulative translation adjustments resulting primarily from changes in the U.S. dollar to the euro and British pound.

As of December 31, 2008 and 2007, the Company’s net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $733 million and $772 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $73.3 million and $77.2 million, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. These hedges were highly effective under SFAS 133 and their impact on earnings was not significant during 2008, 2007 and 2006. The Company had notional values of approximately $5 million of foreign currency hedge contracts outstanding at both December 31, 2008 and 2007 that were designated as hedging instruments for accounting purposes. Unrealized net gains of $1.0 million were recorded in accumulated other comprehensive loss as of December 31, 2008.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with SOP 90-7, the Predecessor Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-term Notes, and Senior Notes effective October 1, 2001. The Predecessor Company’s contractual interest not accrued or paid was $161.9 million for each of the years ended December 31, 2007 and 2006. The Predecessor Company continued to accrue and pay contractual interest on the Senior Credit Agreement in the month incurred, totaling $128.7 million and $144.1 million in 2007 and 2006, respectively.

In connection with the consummation of the Plan, on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”). The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession credit agreement in the approximate amount of $34.3 million, and existing letters of credit issued under the Predecessor Company’s prepetition credit facility in the approximate amount of $39.4 million, were rolled over as letters of credit under the Exit Facilities.

The obligations under the revolving credit facility mature December 27, 2013 and bear interest rates that adjust in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015; provided, however, that in each case, such maturity may be shortened to December 27, 2013 under certain circumstances. All Exit Facilities term loans shall bear interest at LIBOR plus 1.9375% or at the ABR plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $5 million.

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate loans under the Exit Facilities. Through these swap agreements, the Company has fixed its interest rate at an average interest rate of approximately 5.37% on the hedged principle amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2008, unrealized net losses of $66.6 million were recorded in accumulated other comprehensive loss as a result of these hedges. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the year ended December 31, 2008.

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

The Company had 302 commodity price hedge contracts outstanding with a combined notional value of $91 million at December 31, 2008 that were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $33.0 million were recorded to other comprehensive loss as of December 31, 2008. Hedge ineffectiveness of $2.5 million determined using the hypothetical derivative method and loss in fair value of certain contracts not meeting hedge accounting requirements of $3.6 million were recorded within “Other income, net” for the year-ended December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal controls over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (the “COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2008, management has concluded that the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as at December 31, 2008, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited Federal-Mogul Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal-Mogul Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included as Item 8. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal-Mogul Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal-Mogul Corporation and subsidiaries as of December 31, 2008 and 2007 (Successor), and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2008 (Successor), and 2007 and 2006 (Predecessor), and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007 (Successor), and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years ended December 31, 2008 (Successor), and 2007 and 2006 (Predecessor). Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on November 8, 2007, the U.S. Bankruptcy Court entered an order confirming the Plan of Reorganization, which became effective on December 27, 2007. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, for the Successor as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 3.

As discussed in Notes 14 and 15 to the consolidated financial statements, the Predecessor changed its method of accounting for pensions and other postretirement plans in 2006 and tax uncertainties in 2007, respectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 24, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$6,865.6	$6,913.9	$6,326.4
Cost of products sold	(5,741.9)	(5,729.3)	(5,221.2)

Gross margin	1,123.7	1,184.6	1,105.2

Selling, general and administrative expenses	(774.1)	(828.2)	(848.2)
Adjustment of assets to fair value	(451.3)	(61.3)	(45.9)
Interest expense, net	(180.2)	(199.1)	(205.8)
Amortization expense	(75.7)	(18.9)	(17.7)
Chapter 11 and U.K. Administration related reorganization expenses, net	(17.1)	(80.7)	(95.1)
Equity earnings of unconsolidated affiliates	23.7	37.9	32.8
Restructuring expense, net	(132.1)	(48.1)	(66.4)
Settlement of U.K. pension plans	—	—	(500.4)
Gain on settlement of liabilities subject to compromise	—	760.7	—
Fresh-start reporting adjustments	—	956.3	—
Other income, net	33.9	40.9	27.9

(Loss) income before income taxes	(449.2)	1,744.1	(613.6)
Income tax (expense) benefit	(18.7)	(331.8)	64.0

Net (loss) income	$(467.9)	$1,412.3	$(549.6)

(Loss) Income Per Common Share:
Basic	$(4.69)	$15.74	$(6.15)

Diluted	$(4.69)	$15.46	$(6.15)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	Successor
	December 31
	2008	2007
	(Millions of Dollars)
ASSETS
Current Assets:
Cash and equivalents	$888.2	$425.4
Accounts receivable, net	938.7	1,095.9
Inventories, net	893.7	1,074.3
Prepaid expenses and other current assets	267.4	526.4

Total Current Assets	2,988.0	3,122.0

Property, plant and equipment, net	1,910.6	2,061.8
Goodwill and other indefinite-lived intangible assets	1,430.4	1,852.0
Definite-lived intangible assets, net	563.9	310.0
Other noncurrent assets	342.7	520.5

	$7,235.6	$7,866.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt, including current portion of long-term debt	$101.7	$117.8
Accounts payable	622.5	726.6
Accrued liabilities	483.1	496.0
Current portion of postemployment benefit liability	61.0	61.2
Other current liabilities	173.8	167.3

Total Current Liabilities	1,442.1	1,568.9

Long-term debt	2,768.0	2,517.6
Postemployment benefits	1,240.1	936.9
Long-term portion of deferred income taxes	553.4	331.4
Other accrued liabilities	235.9	300.3

Minority interest in consolidated subsidiaries	45.0	87.5

Shareholders’ Equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 99,450,000 and 100,500,000 outstanding shares as of December 31, 2008 and 2007, respectively)	1.0	1.0
Additional paid-in capital, including warrants	2,122.7	2,122.7
Accumulated deficit	(467.9)	—
Accumulated other comprehensive loss	(688.0)	—
Treasury stock, at cost	(16.7)	—

Total Shareholders’ Equity	951.1	2,123.7

	$7,235.6	$7,866.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net (loss) income	$(467.9)	$1,412.3	$(549.6)
Adjustments to reconcile net (loss) income to net cash provided from (used by) operating activities:
Depreciation and amortization	349.5	353.7	328.9
Gain on settlement of liabilities subject to compromise	—	(760.7)	—
Fresh-start reporting adjustments	—	(956.3)	—
Loss on settlement of U.K. pension plans	—	—	500.4
Payments of discharge in U.K. CVA settlement	—	—	(744.1)
Payments from (to) U.S. Asbestos Trust	225.0	(140.0)	—
Payment of interest on pre-petition debt and notes	—	(132.3)	—
Payments to settle non-debt liabilities subject to compromise	(22.9)	(44.0)	—
Chapter 11 and U.K. Administration related reorganization expenses	17.1	80.7	95.1
Payments for Chapter 11 and U.K. Administration related reorganization expenses	(47.9)	(74.8)	(76.7)
Adjustment of assets to fair value	451.3	61.3	45.9
Restructuring charges, net	132.1	48.1	66.4
Payments against restructuring reserves	(40.4)	(66.7)	(55.2)
Gain on involuntary conversion	(12.2)	—	—
Insurance proceeds from involuntary conversion, excluding capital	24.0	—	—
Gain on sale of assets and businesses	—	(8.2)	(3.8)
Change in postemployment benefits, including pensions	(10.8)	78.6	93.6
Change in deferred taxes	48.8	260.0	14.4
Changes in operating assets and liabilities:
Accounts receivable	89.5	(46.6)	86.6
Inventories	121.6	14.8	(21.6)
Accounts payable	(61.3)	123.6	37.7
Other assets and liabilities	(168.1)	(169.0)	(239.7)

Net Cash Provided From (Used By) Operating Activities	627.4	34.5	(421.7)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(319.8)	(309.5)	(237.4)
Net proceeds from the sale of property, plant and equipment	12.5	25.8	22.5
Insurance proceeds from involuntary conversion of capital	6.0	—	—
Net proceeds from the sale of businesses	—	14.0	7.8
Proceeds from sale of investments	—	13.8	—
Payments to acquire business	(4.7)	(6.8)	(32.3)

Net Cash Used By Investing Activities	(306.0)	(262.7)	(239.4)

Cash Provided From (Used By) Financing Activities
Proceeds from issuance of emergence debt	2,082.0	2,668.8	—
Repayment of Tranche A , Revolver and PIK notes	(1,790.8)	—	—
Payments to Predecessor Company lenders	—	(2,700.7)	—
Proceeds from borrowings on DIP credit facility	—	669.4	290.4
Principal payments on DIP credit facility	—	(360.4)	(490.0)
Increase (decrease) in short-term debt	(29.5)	65.7	(12.1)
Decrease in long-term debt	(40.6)	(15.0)	(1.3)
Change in restricted cash	—	—	762.3
Treasury stock purchase	(16.7)	—	—
Net (payments) proceeds from factoring arrangements	(7.1)	(43.0)	59.4
Debt refinance fees	(0.8)	—	—
Debt issuance fees	—	(19.8)	(0.8)

Net Cash Provided From Financing Activities	196.5	265.0	607.9

Effect of foreign currency exchange rate fluctuations on cash	(55.1)	29.3	25.3

Increase (decrease) in cash and equivalents	462.8	66.1	(27.9)

Cash and equivalents at beginning of year	425.4	359.3	387.2

Cash and equivalents at end of year	$888.2	$425.4	$359.3

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Series C ESOP Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total
Balance at January 1, 2006, Predecessor	$28.0	$445.3	$2,154.6	$(3,602.1)	$(1,458.8)	—	$(2,433.0)
Net loss				(549.6)			(549.6)
Currency translation, net of tax					223.1		223.1
Minimum pension liability, net of tax					1,160.0		1,160.0

Total Comprehensive Income							833.5
Statement No. 158 transition, net of tax					(154.0)		(154.0)
Stock compensation			5.6				5.6

Balance at December 31, 2006, Predecessor	28.0	445.3	2,160.2	(4,151.7)	(229.7)	—	(1,747.9)

Net income				1,412.3			1,412.3
Currency translation, net of tax					222.9		222.9
Defined benefit plans, net of tax					143.9		143.9
Hedge instruments, net of tax					(9.3)		(9.3)

Total Comprehensive Income							1,769.8
Adoption of FIN 48				(13.8)			(13.8)
Stock compensation			6.9				6.9
Conversion of mandatorily redeemable securities, net		4.0	36.4				40.4

Balance at December 31, 2007, Predecessor	28.0	449.3	2,203.5	(2,753.2)	127.8	—	55.4

Fresh-start reporting adjustments:
Cancellation of Predecessor preferred and common stock	(28.0)	(449.3)	(2,203.5)				(2,680.8)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income				2,753.2	(127.8)		2,625.4
Issuance of new equity, including warrants, in connection with emergence from Chapter 11		1.0	2,122.7				2,123.7

Balance at December 31, 2007, Successor	—	1.0	2,122.7	—	—	—	2,123.7

Net loss				(467.9)			(467.9)
Currency translation, net of tax					(251.6)		(251.6)
Defined benefit plans, net of tax					(341.0)		(341.0)
Hedge instruments, net of tax					(95.4)		(95.4)

Total Comprehensive Loss							(1,155.9)
Purchase of treasury stock						(16.7)	(16.7)

Balance at December 31, 2008, Successor	$—	$1.0	$2,122.7	$(467.9)	$(688.0)	$(16.7)	$951.1

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

In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the Company was required to adopt fresh-start reporting effective upon emergence from bankruptcy on December 27, 2007. The Company evaluated the activity between December 27, 2007 and December 31, 2007 and, based upon the immateriality of such activity, concluded that the use of an accounting convenience date of December 31, 2007 was appropriate. As such, fresh-start reporting has been applied as of that date. Financial statements for the period ended December 31, 2006 do not reflect the impact of any changes in the Company’s capital structure or changes in the estimated fair values of assets and liabilities as a result of fresh-start reporting. For further information on fresh-start reporting, see Note 3.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable are stated at historical value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable.

Prior to the application of fresh-start reporting, accounts receivable were reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. The Company’s general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an OEM or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administration (“SG&A”) expenses are bad debt expense of $6.2 million for the year ended December 31, 2008, bad debt expense of $1.2 million for the year ended December 31, 2007, and net bad debt recoveries of $0.9 million for the year ended December 31, 2006. The Successor Company’s allowance for doubtful accounts was $26.8 million at December 31, 2008. The Predecessor Company’s allowance for doubtful accounts was $24.0 million at December 31, 2007. Upon the adoption of fresh-start reporting, the allowance for doubtful accounts was reset to zero with a corresponding reduction in gross accounts receivable.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $222 million and $347 million as of December 31, 2008 and 2007, respectively. Of those gross amounts, $209 million and $315 million, respectively, were factored without recourse and treated as a sale under Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of both December 31, 2008 and 2007, cash has not yet been drawn related to outstanding factored amounts of $8 million. Expenses associated with receivables factored are recorded in the Consolidated Statements of Operations within “Other (income) expense, net.”

Inventories: Prior to emerging from bankruptcy, the Predecessor Company valued inventory at the lower of cost or market, with cost determined on a first-in, first-out (“FIFO”) basis primarily outside the United States and on a last-in, first-out (“LIFO”) basis for specific U.S. subsidiaries based upon the use of such valuation methodology at the time those subsidiaries were acquired. The Predecessor Company used the LIFO method to determine cost for 40% of its inventory at December 31, 2007, with the remaining inventory being costed using the FIFO method. If all inventories had been valued at current cost, amounts reported prior to fresh-start reporting would have been increased by $76.8 million as of December 31, 2007.

Upon emergence from bankruptcy, the Successor Company adopted the FIFO inventory valuation methodology as its accounting policy for all inventory. As a result of both the adoption of the FIFO inventory valuation methodology and the application of fresh-start reporting, the Predecessor Company LIFO and other inventory reserves were eliminated as of December 31, 2007. The value of inventories has also been reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Long-Lived Assets: As a result of fresh-start reporting, long-lived assets such as property, plant and equipment have been stated at estimated replacement cost as of December 31, 2007, unless the expected future use of the assets indicated a lower value was appropriate. Definite-lived intangible assets have been stated at estimated fair value as of December 31, 2007. Prior to the application of fresh-start reporting, long-lived assets were stated at cost. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, if required, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value.

Indefinite-lived Intangible Assets: As of December 31, 2007, indefinite-lived intangible assets, primarily consisting of goodwill and trademarks, were stated at estimated fair value as a result of fresh-start reporting. Prior to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Engineering and Tooling Costs: Pre-production tooling and engineering costs that the Company will not own and that will be used in producing products under long-term supply arrangements are expensed as incurred unless the supply arrangement provides the Company with the noncancelable right to use the tools, or the reimbursement of such costs is agreed to by the customer. Pre-production tooling costs that are owned by the Company are capitalized as part of machinery and equipment, and are depreciated over the shorter of the tool’s expected life or the duration of the related program.

Research and Development and Advertising Costs: The Company expenses research and development (“R&D”) costs and costs associated with advertising and promotion as incurred. R&D expense, including product engineering and validation costs, was $173.3 million, $178.3 million and $162.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. As a percentage of OEM sales, R&D expense was 4% for each of the years ended December 31, 2008, 2007, and 2006. Advertising and promotion expense for continuing operations was $46.1 million, $48.4 million and $55.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Foreign Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for international subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive loss. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested. As a result of fresh-start reporting, the December 31, 2007 balance of accumulated other comprehensive income of the Successor Company was reset to zero.

Environmental Liabilities: The Company recognizes environmental liabilities when a loss is probable and reasonably estimable. Such liabilities are generally not subject to insurance coverage. Engineering and legal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Conditional Asset Retirement Obligations: The Company records conditional asset retirement obligations (“CARO”) in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarifies that the term CARO refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event. FIN 47 also clarifies that an entity is required to recognize a liability for the estimated fair value of a CARO when incurred if the fair value can be reasonably estimated. The Company’s primary asset retirement activities relate to the removal of hazardous building materials at its facilities. The Company records the CARO liability when the amount can be reasonably estimated, typically upon the expectation that a facility may be closed or sold.

Derivative Financial Instruments: The Company uses interest rate swaps, currency swaps and commodity forward contracts to manage volatility of underlying exposures. The Company recognizes such derivatives on its balance sheet at fair value. The Predecessor Company’s outstanding derivatives contracts were not considered hedging instruments for accounting purposes as of December 31, 2006 and changes in the fair value were taken directly to the income statement. In March 2007, the Predecessor Company designated the majority of its outstanding derivative financial instruments as hedges in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted. Effective April 1, 2007, changes in fair value are recorded in accumulated other comprehensive income (loss) and reclassed into operations upon hedge instrument maturity. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company’s objectives for holding derivatives are to minimize risks using the most effective and cost-efficient methods available. Hedge ineffectiveness is determined using the hypothetical derivative method, and such amounts are recognized in earnings immediately.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Reclassifications: Certain items in the prior years’ financial statements have been reclassified to conform with the presentation used in 2008.

2. REORGANIZATION UPON EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Background

On October 1, 2001 (the “Petition Date”), the predecessor to Federal-Mogul Corporation and all of its then-existing wholly-owned United States subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court. Also on October 1, 2001, 133 affiliates of Predecessor Federal-Mogul incorporated under the laws of England and Wales filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and commenced administration proceedings in the High Court of Justice, Chancery Division, in London, England under the United Kingdom Insolvency Act 1986. An additional affiliate of Predecessor Federal-Mogul incorporated under the laws of Scotland filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on the Petition Date, and commenced administration proceedings before the Court of Session in Edinburgh, Scotland in April 2002.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

(iv)

distribution to a U.K. asbestos trust established under the CVAs for payment to holders of asbestos-related personal injury claims against the CVA Debtors arising from exposure to asbestos that occurred in whole or predominantly in the United Kingdom, Australia and certain other countries as specified in the CVAs (“CVA Asbestos Claims”); and

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Plan further provides that holders of general unsecured claims against the U.S. Debtors that did not elect to receive distributions of Class A Common Stock on account of their claims will receive cash distributions totaling 35% of the allowed amount of their claims, subject to reduction in the event the total amount of such claims, after considering the value of distributions of Class A Common Stock in lieu of cash, exceeds $258 million. Those distributions will be made in three annual installments. The first installment payments were made to holders of unsecured claims against the U.S. Debtors during March 2008. The Company has reserved approximately $51 million and $72 million for payment of unsecured claims against the U.S. Debtors for the years ended December 31, 2008 and 2007, respectively. Because such payments are expected to be made through early 2010, $21 million and $41 million of the amounts reserved have been classified as long-term for the years ended December 31, 2008 and 2007, respectively.

The Plan also provides that payments will be made to holders of certain allowed Administrative Expense Claims (as defined in the Plan) and professional advisors in the Chapter 11 Cases. The Company has reserved approximately $43.7 million for payment of such claims, including $35.3 million for professional fees accrued by the Predecessor Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Pneumo Abex Settlement and Ongoing Bankruptcy-Related Matters

The Plan contemplated that one of two alternative settlements would be implemented by and between certain of the Debtors, on the one hand, and Cooper Industries, LLC (“Cooper”), Pneumo Abex LLC (“Pneumo Abex”), and certain of their affiliates, on the other hand. The first of these alternatives was known as the “Plan A” Settlement and was detailed in an addendum of additional provisions filed with the Plan (as subsequently amended, the “Addendum”). The Plan A Settlement contemplated in general terms that Cooper and Pneumo Abex would make a combined contribution of $756 million, plus the contribution of certain rights and additional consideration, to the U.S. Asbestos Trust, which would be placed into a segregated subfund of the U.S. Asbestos Trust for the satisfaction of Pneumo Asbestos Claims (as defined in the Addendum). Pneumo Asbestos Claims would be payable exclusively from such subfund, and a court injunction would prevent the assertion of Pneumo Asbestos Claims against any of the Pneumo Protected Parties (as defined in the Addendum).

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

Contemporaneously with confirmation of the Plan, the Bankruptcy Court approved the Plan B Settlement. On September 30, 2008, the Bankruptcy Court issued an order denying implementation and approval of the Plan A Settlement. On October 1, 2008, Cooper notified the Debtors that it had terminated the Plan A Settlement, and, on that date, the releases and settlements contained in the Plan B Settlement became effective.

On the Effective Date, the Company, on behalf of the U.S. Asbestos Trust, placed $140 million needed to fund the Plan B Settlement into an escrow account, where it has been paid out as part of the implementation of the Plan B Settlement. In exchange for the funding by the Company, the U.S. Asbestos Trust issued a $140 million note payable to the Company with a maturity date 60 days after the Effective Date. The U.S. Asbestos Trust’s obligations under the $140 million note were secured by a possessory security interest in 7,793,333 shares of Class B Common Stock of the Company previously issued to the U.S. Asbestos Trust. Following the exercise by Thornwood

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Associates Limited Partnership of its option to purchase from the U.S. Asbestos Trust the Company’s Class B Common Stock, the $140 million note was repaid by the U.S. Asbestos Trust on February 25, 2008 at which time the possessory security interest in 7,793,333 shares of the Company’s Class B Common Stock was released. The note receivable is included in other current assets as of December 31, 2007.

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

Chapter 11 And U.K. Administration Related Reorganization Expenses

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Professional fees directly related to the filing	$17.1	$72.8	$68.8
Critical employee retention costs	—	7.9	12.3
Discharge of U.K. Administration fees & other costs	—	—	29.4
Interest income earned on restricted cash	—	—	(15.4)

	$17.1	$80.7	$95.1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the reasonable control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially. In accordance with SOP 90-7, the Company was required to adopt, on December 31, 2007, all accounting guidance scheduled to become effective within the subsequent twelve-month period (see Note 7).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The implementation of the Plan of Reorganization and the effects of the consummation of the transactions contemplated therein, which included settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness, and other cash payments and the adoption of fresh-start reporting in the Company’s Consolidated Balance Sheet are as follows:

	Predecessor As of 12/31/07	Settlement of Liabilities Subject To Compromise		Fresh-Start Adjustments		Successor As of 12/31/07
	(Millions of Dollars)
Assets
Current assets:
Cash and cash equivalents	$445.8	$(20.4)	(a)	$—		$425.4
Accounts receivables, net	1,095.9	—		—		1,095.9
Inventories, net	931.2	—		143.1	(e)	1,074.3
Prepaid expenses and other current assets	324.3	252.2	(a)	(50.1)	(e)	526.4

Total Current Assets	2,797.2	231.8		93.0		3,122.0

Property, plant and equipment, net	2,192.9	—		(131.1)	(e)	2,061.8
Goodwill and indefinite-lived intangible assets	1,206.1	—		645.9	(f)	1,852.0
Definite-lived intangible assets, net	253.4	—		56.6	(e)	310.0
Asbestos-related insurance recoverable	872.5	(872.5)	(a)	—		—
Other noncurrent assets	270.7	8.7	(b)	241.1	(e)	520.5

Total Assets	$7,592.8	$(632.0)		$905.5		$7,866.3

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Short-term debt, including current portion of long-term debt	$869.0	$(751.2)	(g)	—		117.8
Accounts payable	659.2	67.4	(a)	—		726.6
Accrued liabilities	475.4	(1.6)	(a)	22.2	(e)	496.0
Current portion of postemployment benefit liability	61.2	—		—		61.2
Other current liabilities	159.5	(3.6)	(a)	11.4	(e)	167.3

Total Current Liabilities	2,224.3	(689.0)		33.6		1,568.9

Liabilities subject to compromise	5,464.0	(5,464.0)	(a)	—		—
Long-term debt	20.6	2,660.0	(g)	(163.0)	(e)	2,517.6
Postemployment benefits	948.0	(11.1)	(a)	—		936.9
Long-term portion of deferred income taxes	107.0	190.0	(a)	34.4	(e)	331.4
Other accrued liabilities	171.0	129.3	(a,d)	—		300.3
Minority interest in consolidated subsidiaries	43.3	—		44.2	(e)	87.5

Shareholders’ Equity (Deficit):
Series C ESOP preferred stock	28.0	—		(28.0)	(c)	—
Predecessor Company Common stock	449.3	—		(449.3)	(c)	—
Successor Company Common stock	—	1.0	(a)	—		1.0
Additional paid-in capital	2,203.5	2,070.6	(a,d)	(2,151.4)	(c)	2,122.7
Accumulated deficit	(4,194.0)	484.5	(a)	3,709.5	(c)	—
Accumulated other comprehensive income (loss)	127.8	(3.3)	(a)	(124.5)	(c)	—

Total Shareholders’ Equity (Deficit)	(1,385.4)	2,552.8		956.3		2,123.7

Total Liabilities and Shareholders’ Equity (Deficit)	$7,592.8	$(632.0)		$905.5		$7,866.3

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In accordance with SFAS 141, the preliminary allocation of the reorganization value completed as of December 31, 2007 was subject to additional adjustment within one year after emergence from bankruptcy to provide the Company with adequate time to complete the valuation of its assets and liabilities. During 2008, subsequent adjustments to fair value estimates initially recorded as of December 31, 2007 were recorded as follows:

•	Valuation reports associated with long-lived tangible and intangible assets were completed, resulting in adjustments to the recorded values of long-lived tangible and intangible assets;

•	Valuations associated with the Company’s investments in non-consolidated affiliates were completed, resulting in adjustments to the recorded investment values; and

•	Adjustments to deferred tax assets and liabilities were finalized based upon the completed valuations and related adjustments above.

Liabilities Subject To Compromise

Liabilities subject to compromise include the following:

December 31 2007
(Millions of Dollars)
Debt	$3,727.0
Asbestos liabilities	1,389.3
Accounts payable	175.5
Company-obligated mandatorily redeemable securities	74.3
Interest payable	44.1
Environmental liabilities	27.0
Other accrued liabilities	26.8

Predecessor Company Balance	5,464.0
Application of fresh-start reporting	(5,464.0)

Successor Company Balance	$—

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

Estimates of restructuring charges are based on information available at the time such charges are recorded. In general, management anticipates that restructuring activities will be completed within a timeframe such that significant changes to the exit or disposal plan are not likely. In certain countries where the Company operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 months.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed approximately $3 million, $7 million and $5 million of previously recorded reserves in 2008, 2007 and 2006, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges, and result from actual costs at program completion being less than costs estimated at the commitment date. In most instances where final costs are lower than original estimates, the Predecessor Company experienced a higher rate of voluntary employee attrition than estimated as of the commitment dates resulting in lower severance costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity for 2008, 2007 and 2006. “PTE”, “PTSB”, “VSP”, “AP” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products and Global Aftermarket, respectively.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Balance at January 1, 2006,
Predecessor	$9.8	$1.7	$0.9	$10.5	$2.8	$0.6	$26.3
Provisions	15.3	34.7	3.5	9.7	6.3	2.1	71.6
Reversals	(1.8)	(2.0)	(0.6)	(0.6)	(0.2)	—	(5.2)
Payments	(8.7)	(19.0)	(3.5)	(15.0)	(6.4)	(2.6)	(55.2)
Foreign currency	1.0	1.1	0.1	0.4	0.1	(0.1)	2.6

Balance at December 31, 2006,
Predecessor	15.6	16.5	0.4	5.0	2.6	—	40.1
Provisions	14.9	22.0	3.9	4.0	7.1	3.0	54.9
Reversals	(2.2)	(1.2)	(0.3)	(3.1)	—	—	(6.8)
Payments	(19.3)	(33.5)	(2.7)	(5.6)	(5.1)	(0.5)	(66.7)
Reclassification to postemployment benefits	(4.1)	—	—	(0.3)	—	—	(4.4)
Foreign currency	1.2	0.5	0.1	—	0.1	0.1	2.0

Balance at December 31, 2007,
Successor	6.1	4.3	1.4	—	4.7	2.6	19.1
Provisions	43.3	42.0	25.6	11.1	7.5	5.4	134.9
Reversals	(0.9)	(0.2)	(0.1)	(0.2)	(0.5)	(0.9)	(2.8)
Payments	(11.0)	(6.9)	(8.3)	(5.2)	(7.0)	(2.0)	(40.4)
Foreign currency	0.6	1.6	0.3	(0.1)	0.1	(0.1)	2.4

Balance at December 31, 2008, Successor	$38.1	$40.8	$18.9	$5.6	$4.8	$5.0	$113.2

Activities under Global “Restructuring 2009” Program

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September 2008 and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009”, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce the Company’s global workforce by approximately 8,600 positions. The Company continues to solidify certain components of this plan, and will announce those components as plans are finalized. During 2008, the Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

recorded $126.8 million in restructuring charges associated with Restructuring 2009, and expects to incur additional restructuring charges up to $37 million through 2010. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Balance of reserves at December 31, 2007,
Successor	—	—	—	—	—	—	—
Provisions	39.6	41.0	25.5	9.6	7.1	4.0	126.8
Payments	(5.3)	(2.9)	(6.9)	(4.0)	(2.3)	(1.2)	(22.6)
Foreign currency	1.1	1.3	0.2	—	—	—	2.6

Balance of reserves at December 31, 2008
Successor	$35.4	$39.4	$18.8	$5.6	$4.8	$2.8	$106.8

Significant components of charges related to Restructuring 2009 are as follows:

	Total Expected Costs	Incurred During 2008	Estimated Additional Charges
	(Millions of Dollars)
Powertrain Energy	$48.4	$39.6	$8.8
Powertrain Sealing and Bearings	45.0	41.0	4.0
Vehicle Safety and Protection	39.8	25.5	14.3
Automotive Products	16.2	9.6	6.6
Global Aftermarket	10.1	7.1	3.0
Corporate	4.5	4.0	0.5

	$164.0	$126.8	$37.2

Activities under Global “Restructuring 2006” Program

In January 2006, the Predecessor Company announced a global restructuring plan (“Restructuring 2006”) as part of its sustainable global profitable growth strategy. From the inception of this program through December 31, 2007, the Predecessor Company incurred expenses of $119.9 million under this program associated with the closures of its facilities located in Alpignano, Italy; Upton, United Kingdom; Malden, Missouri; Pontoise, France; Rochdale, United Kingdom; Slough, United Kingdom; St. Johns, Michigan; St. Louis, Missouri; and Bretten, Germany. The Predecessor Company also transferred production with high labor content from its facilities in Nuremberg, Germany, Wiesbaden, Germany, and Orleans, France to existing facilities in best cost countries. During 2008, the Successor Company incurred expenses of $5.5 million for Restructuring 2006. Payments associated with this program are expected to continue into 2010. This program was completed during 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Included in the summary table above, the payment activity and remaining reserves associated with activities executed under Restructuring 2006 are as follows:

	PTE	PTSB	VSP	AP	GA	Corporate	Total
	(Millions of Dollars)
Balance of reserves at January 1, 2006,
Predecessor	$4.5	$—	$0.7	$9.7	$1.9	$—	$16.8
Provisions	15.3	34.3	2.0	9.6	5.5	0.1	66.8
Reversals	(1.6)	(2.0)	(0.4)	(0.6)	(0.2)	—	(4.8)
Payments	(7.3)	(17.7)	(1.9)	(14.5)	(6.1)	(0.1)	(47.6)
Foreign currency	(0.1)	1.3	—	0.4	—	—	1.6

Balance of reserves at December 31, 2006,
Predecessor	10.8	15.9	0.4	4.6	1.1	—	32.8
Provisions	13.3	22.0	0.8	4.0	3.4	2.6	46.1
Reversals	(2.2)	(1.2)	(0.2)	(3.1)	—	—	(6.7)
Payments	(17.8)	(33.5)	(0.7)	(5.5)	(4.0)	—	(61.5)
Foreign currency	1.2	0.6	—	—	0.2	—	2.0

Balance of reserves at December 31, 2007,
Successor	5.3	3.8	0.3	—	0.7	2.6	12.7
Provisions	2.9	1.7	0.2	1.5	0.7	—	7.0
Reversals	(0.5)	(0.2)	(0.1)	(0.2)	(0.5)	—	(1.5)
Payments	(4.8)	(3.9)	(0.4)	(1.2)	(1.0)	(0.6)	(11.9)
Foreign currency	(0.2)	—	—	—	0.1	—	(0.1)

Balance of reserves at December 31, 2008
Successor	$2.7	$1.4	$—	$0.1	$—	$2.0	$6.2

Other Restructuring Activity and Programs

There were no significant restructuring activities during the year ended December 31, 2008 other than the Restructuring 2009 and Restructuring 2006 programs.

Other significant restructuring activities for the year ended December 31, 2007

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

Vehicle Safety and Protection

During 2007, the Predecessor Company announced the closure and relocation of its system protection facility in Exton, PA to other facilities with available capacity. The Predecessor Company recorded approximately $2.4 million of severance charges during the year and as of December 31, 2007. This project was substantially completed as of December 31, 2008. Expected future cost savings associated with this activity are estimated to be approximately $4.1 million per year.

Global Aftermarket

The Predecessor Company commenced a restructuring of its Global Aftermarket sales and marketing functions designed to drive business growth and to improve customer focus. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. Accordingly, a charge of approximately $3 million related to these activities was recorded during 2007. Expected savings associated with the project are estimated to be approximately $4.3 million per year. This program was completed during 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

There were no significant restructuring activities during the year ended December 31, 2006 other than the Restructuring 2006 program.

5. ADJUSTMENT OF ASSETS TO ESTIMATED FAIR VALUE

The Company and its Predecessor recorded total impairment charges of $451.3 million, $61.3 million and $45.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, as follows:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Long-lived tangible assets	$18.8	$36.1	$45.9
Goodwill	238.7	25.2	—
Other indefinite-lived intangible assets	130.0	—	—
Investments in unconsolidated affiliates	63.8	—	—

	$451.3	$61.3	$45.9

Impairments of goodwill and other indefinite-lived intangible assets are discussed further in Note 10 below. Impairments of investments in unconsolidated affiliates are discussed further in Note 11 below.

The Company recorded impairment charges of $18.8 million, $36.1 million and $45.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, to adjust long-lived tangible assets to their estimated fair values in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The charges by reporting segment are as follows:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Powertrain Energy	$9.9	$0.4	$10.7
Powertrain Sealing and Bearings	4.0	(0.6)	27.4
Vehicle Safety and Protection	0.7	27.8	9.9
Automotive Products	4.0	4.6	1.1
Global Aftermarket	—	1.6	—
Corporate	0.2	2.3	—
Other	—	—	(3.2)

	$18.8	$36.1	$45.9

2008 Impairments

Powertrain Energy:

•

The Company recorded impairment charges of $4.9 million related to the identification of a Powertrain Energy facility where the Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated impairment was necessary. In addition, the Company recorded impairment charges of $5.0 million related to Powertrain Energy operating facilities for which the Company will announce the closures in 2009 as part of its ongoing Restructuring 2009 program. The impairment amount was determined by assessing the book values associated with building and production equipment in relation to their estimated net realizable values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Powertrain Sealing and Bearings:

•

The impairment charge of $4.0 million primarily relates to the identification of a Powertrain Sealing and Bearings facility where the Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated an impairment was necessary.

Automotive Products:

•

The Company recorded impairment charges of $2.6 million related to the identification of an Automotive Products facility where the Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated impairment was necessary. The remaining impairment charge of $1.4 million primarily relates to Automotive Products operating facilities for which the Company will announce the closures in 2009 as part of its ongoing Restructuring 2009 program. The impairment amounts were determined by assessing the book values associated with building and production equipment in relation to their estimated net realizable values.

2007 Impairments

Powertrain Sealing and Bearings:

•

The Predecessor Company recorded impairment charges of $3.3 million related to the identification of certain Powertrain Sealing and Bearings facilities where the Predecessor Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated an impairment was necessary. In addition, the Predecessor Company’s ability to remediate a CARO at a cost below the original estimate resulted in the reversal of the excess reserve through impairment where such reserves were originally recorded.

Vehicle Safety and Protection:

•

The Predecessor Company recorded impairment charges of $24.8 million related to one U.S. Friction location as an announced reduction in OEM purchase volumes by one of the Company’s customers resulted in a re-evaluation of the expected future cash flows of this operation as compared to the current carrying value of property, plant and equipment.

Automotive Products:

•

During 2007, the Predecessor Company recorded impairment charges of $3.2 million related to certain Automotive Products operating locations primarily as a result of reduced volumes resulting in a revaluation of expected future cash flows of these operations as compared to the current carrying value of the plant, machinery and equipment.

2006 Impairments

Powertrain Energy:

•

During 2006, the Predecessor Company announced the closure of its Malden, Missouri manufacturing facility. As a result of this closure, the book values associated with building and production equipment has been assessed in relation to their estimated net realizable values, and impairment charges of $7.1 million were recorded.

•

The Predecessor Company recorded impairment charges of $3.1 million related to other Powertrain Energy operating locations, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the current carrying value of property, plant and equipment.

Powertrain Sealing and Bearings:

•

During 2006, the Predecessor Company announced the closure of its St. Johns, Michigan manufacturing facility. As a result of this closure, the book values associated with building and production equipment has been assessed in relation to their estimated net realizable values, and impairment charges of $3.4 million were recorded.

•

The Predecessor Company recorded impairment charges of $7.9 million related to the identification of an operating facility that the Predecessor Company closed as part of its ongoing restructuring efforts. In addition, the Predecessor Company recorded $16.1 million of impairment charges related to assets at certain Sealing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

System operating facilities where the Predecessor Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated an impairment was necessary.

Vehicle Safety and Protection:

•

The Predecessor Company recorded impairment charges of $9.1 million related to three of its Friction locations. Buildings and production equipment at these locations had previously been impaired in connection with the closure and anticipated sale of the facilities. After a revaluation of the estimated fair values at these locations, additional impairment charges were deemed appropriate as of December 31, 2006.

•

The Predecessor Company recorded other impairment charges of $0.8 million related to certain Friction operating locations, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the current carrying value of property, plant and equipment.

6. OTHER INCOME, NET

The specific components of “Other income, net” are as follows:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Environmental claims settlements	$16.9	$—	$—
Gain on involuntary conversion	12.2	—	—
Accounts receivable discount expense	(9.0)	(7.9)	(4.2)
Unrealized (loss) gain on hedge instruments	(6.1)	4.1	—
Minority interest	(3.1)	4.2	(0.8)
Foreign currency exchange	1.9	8.8	4.0
Gain on sale of assets	1.2	15.3	13.0
Royalty (expense) income	(0.2)	2.9	3.6
Gain on sale of business	—	8.2	3.8
Other	20.1	5.3	8.5

	$33.9	$40.9	$27.9

The Company is a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. These two lawsuits had been stayed temporarily to allow the parties to engage in settlement negotiations and are both now proceeding to trial. During 2008, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $16.9 million. The Company continues to engage in settlement discussions with the remaining parties, although no assurances can be given regarding the outcome of such discussions.

In 2008, the Company experienced a fire at a plant in Europe. As of December 31, 2008, the Company has received cash proceeds of $30.0 million from its insurance carrier, for which it recognized a $12.2 million gain associated with the involuntary conversion.

7. FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. These hedges were highly effective and their impact on earnings was not significant during 2008, 2007 and 2006. The Company had notional values of approximately $5 million of foreign currency hedge contracts outstanding at both December 31, 2008 and 2007 that were designated as hedging instruments for accounting purposes. Unrealized net gains of $1.0 million were recorded in accumulated other comprehensive loss as of December 31, 2008.

Interest Rate Risk

As of December 31, 2008, the Company was party to a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2008, unrealized net losses of $66.6 million were recorded in accumulated other comprehensive loss as a result of these hedges. Hedge ineffectiveness, determined using the hypothetical derivative method, was not material for the year ended December 31, 2008.

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

At December 31, 2006, the Predecessor Company had 54 commodity price hedge contracts outstanding that were not designated as accounting hedge. Through March 31, 2007, the Predecessor Company recognized all changes in fair value of these hedges in current earnings, resulting in unrealized gains of approximately $10 million recorded to “Other income, net” for the three months ended March 31, 2007. Effective April 1, 2007, the Predecessor Company completed the required evaluation and documentation to designate the majority of such contracts as cash flow hedges.

The Company had 302 commodity price hedge contracts outstanding with a combined notional value of $91 million at December 31, 2008, substantially all of which were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $33.0 million were recorded to accumulated other comprehensive loss as of December 31, 2008. Hedge ineffectiveness of $2.5 million determined using the hypothetical derivative method and loss in fair value of certain contracts not meeting hedge accounting requirements of $3.6 million were recorded within “Other income, net” for the year ended December 31, 2008.

Other

For derivatives designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a material effect on operations for 2008 and 2007. No fair value hedges or cash flow hedges were re-designated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

or discontinued during 2008, 2007 or 2006. Derivative gains and losses included in other comprehensive income for the effective hedges were reclassified into operations at the time forecasted transactions are recognized. Such amounts were not material in 2008 and 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table classifies the financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis as of December 31:

	Frequency	Asset / (Liability)	Level 2	Level 3	Valuation Technique
		(Millions of Dollars)
December 31, 2008:
Equity method investments	Non-recurring	$220.6	$—	$220.6	C
Interest rate swap contracts	Recurring	(66.6)	(66.6)	—	C
Commodity contracts	Recurring	(33.0)	(33.0)	—	C
Foreign exchange contracts	Recurring	1.0	1.0	—	C

December 31, 2007:
Long-term debt	Non-recurring	$(2,517.6)	$(2,517.6)	$—	A
Equity method investments	Non-recurring	323.6	—	323.6	C
Commodity contracts	Recurring	(9.8)	(9.8)	—	C
Foreign exchange contracts	Recurring	(0.9)	(0.9)	—	C

Upon the adoption of fresh-start reporting, the Company’s investments in non-consolidated affiliates were adjusted to estimated fair value by increasing the aggregate investment balances by approximately $127 million. These estimated fair values were determined based upon internal and external valuations considering various relevant market rates and transactions, and discounted cash flow valuation methods, among other factors, as further described in Note 3 above.

As of December 31, 2008, the Company evaluated the recorded value of its investments in non-consolidated affiliates for potential impairment. Given the economic downturn in the global automotive industry and the related declines in anticipated production volumes, the Company concluded that its investments in non-consolidated affiliates, primarily in the Powertrain Energy segment were impaired, and an impairment charge of $63.8 million was recorded as of December 31, 2008.

8. INVENTORY

Prior to emerging from bankruptcy, the Predecessor Company valued inventory at the lower of cost or market, with cost determined on a first-in, first-out (“FIFO”) basis primarily outside the United States and on a last-in, first-out (“LIFO”) basis for specific U.S. subsidiaries based upon the use of such valuation methodology at the time those subsidiaries were acquired. The Predecessor Company used the LIFO method to determine cost for 40% of its inventory at December 31, 2007, with the remaining inventory being costed using the FIFO method. If all inventories had been valued at current cost, amounts reported prior to fresh-start reporting would have been increased by $76.8 million as of December 31, 2007. Inventory quantity reductions resulting in liquidations of certain LIFO inventory layers decreased the Predecessor Company’s net loss by $1.7 million in 2007.

Upon emergence from bankruptcy, the Successor Company adopted the FIFO inventory valuation methodology as its accounting policy for all inventory. As a result of both the adoption of the FIFO inventory valuation methodology and the application of fresh-start reporting, the Predecessor Company LIFO and other inventory reserves were eliminated as of December 31, 2007.

The Successor Company used the FIFO method to determine its inventory cost at December 31, 2008. The value of inventories has also been reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

In connection with fresh-start reporting, inventory balances as of December 31, 2007 were increased by approximately $68 million in accordance with SFAS No. 141 using the following valuation methodology:

1)	finished goods have been valued at estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the Successor Company;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2)

work in process has been valued at the estimated selling prices of finished goods less the sum of (a) costs to complete, (b) costs of disposal and (c) a reasonable profit allowance for the completing and selling effort of the Successor Company; and

3)	raw materials have been valued at current replacement cost.

After consideration of the December 31, 2007 fresh-start reporting adjustment above, inventories consisted of the following:

	Successor
	December 31
	2008	2007
	(Millions of Dollars)
Raw materials	$174.8	$202.2
Work-in-process	131.8	180.9
Finished products	624.0	691.2

	930.6	1,074.3
Valuation reserves	(36.9)	—

	$893.7	$1,074.3

The fresh-start reporting valuation increase to inventory impacted cost of goods sold as the related inventory was sold. During 2008, the Company recognized $68 million in additional cost of goods sold, reducing gross margin by the same, due to this valuation adjustment to inventory.

9. PROPERTY, PLANT AND EQUIPMENT

Upon the adoption of fresh-start reporting, property, plant and equipment carrying values were stated at current replacement cost as of December 31, 2007, unless the expected future use of the assets indicated a lower value as appropriate. In addition, accumulated depreciation was reset to zero. The values assigned to the property, plant and equipment upon the adoption of fresh-start reporting were preliminary and represented the Company’s best estimates of replacement costs based upon valuations considering both internal and external factors. The finalization of fresh-start reporting resulted in subsequent changes to these estimates. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $259.2 million, $319.1 million and $295.9 million, respectively.

Property, plant and equipment consisted of the following:

		Successor		Successor
	Useful Life	December 31 2008	Useful Life	December 31 2007
		(In millions)		(In millions)
Land	—	$254.0	—	$304.2
Buildings and building improvements	24 - 40 years	365.7	24 - 40 years	362.3
Machinery and equipment	2 - 12 years	1,550.1	2 - 12 years	1,395.3

		2,169.8		2,061.8
Accumulated depreciation		(259.2)		—

		$1,910.6		$2,061.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company leases property and equipment used in their operations. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows (in millions of dollars):

2009	$42.5
2010	32.6
2011	24.9
2012	20.8
2013	19.1
Thereafter	15.8

$155.7

Total rental expense under operating leases for the years ended December 31, 2008, 2007 and 2006 was $61.3 million, $56.7 million and $52.9 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

10. GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2008 and 2007, goodwill and other intangible assets consist of the following:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-lived Intangible Assets
Developed technology	$115.0	$(10.5)	$104.5	$140.0	$—	$140.0
Customer relationships	524.6	(65.2)	459.4	170.0	—	170.0

	$639.6	$(75.7)	$563.9	$310.0	$—	$310.0

Goodwill and Indefinite-Lived Intangible Assets
Goodwill			$1,076.4			$1,544.0
Trademarks and brand names			354.0			308.0

			$1,430.4			$1,852.0

The Company and its Predecessor evaluate recorded goodwill for impairment annually as of October 1 and in accordance with SFAS No. 142, Accounting for Goodwill and Other Intangible Assets. As a result of its annual assessment, the Predecessor Company recorded impairment charges of $25.2 million for the year ended December 31, 2007. This impairment charge, incurred within the Global Pistons operating unit of the Powertrain Energy Reporting Segment, was required to adjust the carrying value of goodwill to estimated fair value for the year ended December 31, 2007. The estimated fair value of the operating unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2007 impairment charge is primarily attributable to significant increases in forecasted future capital expenditures to keep pace with current technological product requirements, without a corresponding increase in product profitability.

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

During 2008, the Company received valuation estimates for intangible assets other than goodwill that were more detailed and comprehensive than those used for its initial application of fresh-start reporting. Based upon the revised valuations, the Company recorded adjustments to the initially recorded fresh-start reporting amounts, with offsets directly to goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company has assigned $115.0 million to technology, including value for patented and unpatented proprietary know-how and expertise as embodied in the processes, specifications and testing of products. This value was reduced from $140.0 million recorded as of December 31, 2007 due to changes primarily in the underlying valuation assumptions and not a change in the portfolio of identified technologies nor on any changes in the expected revenue streams associated with each of the identified technologies. The value assigned is based on the relief-from-royalty method which applies a fair royalty rate for the technology group to forecasted revenue. Royalty rates were determined based on discussions with management and a review of royalty data for similar or comparable technologies. The amortization periods between 10 and 14 years are based on the expected useful lives of the products or product families for which the technology relate.

Aftermarket products are sold to a wide range of wholesalers, retailers and installers as replacement parts for vehicles in current production and for older vehicles. For its aftermarket customers, the Company generally establishes product line arrangements that encompass all products offered within a particular product line. These are typically open-ended arrangements that are subject to termination by either the Company or the customer at any time. The generation of repeat business from any one aftermarket customer depends upon numerous factors, including but not limited to the speed and accuracy of order fulfillment, the availability of a full range of product, brand recognition, and market responsive pricing adjustments. Predictable recurring revenue is generally not heavily based upon prior relationship experience. As such, distinguishing revenue between that attributable to customer relationships as opposed to revenue attributable to recognized customer brands is difficult.

During 2008, the Company completed its analysis of its various Aftermarket revenue streams and bifurcated those streams between revenues associated with brand recognition and revenues associated with customer relationships. Valuations for brand names and customer relationships were then determined based upon the estimated revenue streams. As a result of the valuations, the Company recorded $484.0 million for its trademarks and brand names. As part of fresh-start reporting, value was assigned to trademarks or brand names based on earnings potential or relief from costs associated with licensing the trademarks or brand names. As the Company expects to continue using each trademark or brand name indefinitely with respect to the related product lines, the trademarks or brand names have been assigned indefinite lives and will be tested annually for impairment.

The Company has assigned $519.2 million to its customer relationships, of which $62.0 million relates to original equipment (“OE”) customer relationships and $457.2 million relates to aftermarket customer relationships. The values assigned to customer relationships are based on the propensity of these customers to continue to generate predictable future recurring revenue and income. The value was based on the present value of the future earnings attributable to the intangible assets after recognition of required returns to other contributory assets. The amortization periods of between 1 and 16 years are based on the expected cash flows and historical attrition rates, as determined within each of the separate product groups.

The Company has also recorded $5.4 million in customer relationships in connection with the February 2008 acquisition of Federal-Mogul Bearings India Limited (“FMBIL”). The acquisition of FMBIL did not have a material impact on the Company’s financial statements or liquidity.

Given the complexity of the calculation and the significance of fourth quarter economic activity, the Company has not yet completed its annual impairment assessment. Based upon the draft valuations and preliminary assessment, the Company recorded estimated impairment charges of $238.7 million and $130.0 million for goodwill and other indefinite-lived intangible assets, respectively, for the year ended December 31, 2008. To the extent that the finalization of the Company’s assessment of goodwill and other indefinite-lived intangible assets requires adjustment to the preliminary impairment charge, such adjustment would be recorded in the first quarter of 2009. These charges were required to adjust the carrying value of goodwill and other indefinite-lived intangible assets to estimated fair value. The estimated fair values were determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. Although the annual assessment was conducted as of October 1, 2008, the Company incorporated general economic and company specific factors subsequent to this date into its assessment, including updated discount rates, costs of capital, market capitalization of the Company, and financial projections, all in order to give appropriate consideration to the unprecedented economic downturn in the automotive industry that continued throughout the fourth quarter of 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The goodwill and other indefinite-lived intangible assets impairment charges of $368.7 million and $25.2 million for the years ended December 31, 2008 and 2007, respectively, are broken down by reporting segment as follows:

	Successor
	December 31
	2008	2007
	(Millions of Dollars)
Powertrain Energy	$13.7	$25.2
Powertrain Sealing and Bearings	15.8	—
Vehicle Safety and Protection	102.5	—
Automotive Products	106.7	—
Global Aftermarket	130.0	—
Corporate	—	—

	$368.7	$25.2

The 2008 impairment charge is primarily attributable to significant decreases in forecasted future cash flows as the Company adjusts to known and anticipated changes in industry production volumes.

During 2008, the Company recorded amortization expense of $75.7 million associated with definite-lived intangible assets. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets. The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows (in millions of dollars):

2009	$48.8
2010	48.8
2011	47.1
2012	47.1
2013	44.7
Thereafter	327.4

$563.9

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

11. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $221 million and $324 million at December 31, 2008 and 2007, respectively, and is included in the Consolidated Balance Sheets as “Other noncurrent assets.” Upon the adoption of fresh-start reporting, the Company’s investments in non-consolidated affiliates were adjusted to estimated fair value by increasing the aggregate investment balances by approximately $127 million. These estimated fair values were determined based upon internal and external valuations considering various relevant market rates and transactions, and discounted cash flow valuation methods, among other factors, as further described in Note 3 above.

As of December 31, 2008, the Company evaluated the recorded value of its investments in non-consolidated affiliates for potential impairment. Given the economic downturn in the global automotive industry and the related declines in anticipated production volumes, the Company concluded that its investments in non-consolidated affiliates, primarily in the Powertrain Energy segment were impaired, and an impairment charge of $63.8 million was recorded as of December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company’s equity in the earnings of non-consolidated affiliates amounted to approximately $24 million, $38 million and $33 million for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, these entities generated sales of approximately $642 million, net income of approximately $67 million and at December 31, 2008 had total net assets of approximately $482 million. Dividends received from non-consolidated affiliates by the Company for the periods ended December 31, 2008, 2007 and 2006 were $33 million, $56 million and $16 million, respectively. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2008, the total amount of the contingent guarantee, were all triggering events to occur, approximated $59 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS No. 141(R), Business Combinations.

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

12. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	Successor
	December 31
	2008	2007
	(Millions of Dollars)
Accrued compensation	$175.7	$224.4
Restructuring reserves	113.1	19.1
Accrued rebates	103.7	93.6
Non-income tax payable	25.3	21.2
Accrued product returns	20.7	20.0
Accrued income taxes	16.7	48.5
Accrued professional services	14.2	22.8
Accrued warranty	9.2	11.1
Accrued Chapter 11 and U.K. Administration expenses	4.5	35.3

	$483.1	$496.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

13. DEBT

In connection with the consummation of the Plan, on the Effective Date, the Company entered into a Tranche A Term Loan Agreement (the “Tranche A Facility Agreement”). The Tranche A Facility Agreement provided for a $1,334.6 million term loan issued on the Effective Date to satisfy in part the obligations owed under the Predecessor Company’s prepetition credit agreement and certain other prepetition surety-related obligations. On December 27, 2007, the Company notified the administrative agent under the Tranche A Facility Agreement of the Company’s intent to repay the Tranche A term loan during January 2008. On January 3, 2008, the Tranche A term loan was repaid in full.

On the Effective Date, the Company, as the issuer, entered into an Indenture (the “Indenture”) relating to the issuance of approximately $305 million in senior subordinated third priority payment-in-kind notes (the “PIK Notes”, referred to together with the Tranche A Facility Agreement as the “Repaid Instruments”). The PIK Notes were issued in order to satisfy in part the obligations under the Predecessor Company’s prepetition credit agreement and certain other prepetition surety-related obligations. On December 28, 2007, the Company gave its notice of intent to redeem the PIK Notes, in full, in January 2008 at a price equal to their redemption price. On January 3, 2008, the PIK Notes were redeemed in full.

Also on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to sixty days after the Effective Date, have been fully drawn as described below. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession (“DIP”) credit agreement of approximately $34.3 million, and existing letters of credit issued under the Predecessor Company’s prepetition credit facility of approximately $39.4 million, were rolled over as letters of credit under the Exit Facilities.

The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR”, defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015; provided, however, that in each case, such maturity may be shortened to December 27, 2013 under certain circumstances. In addition, the tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011. All Exit Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $5 million.

On January 3, 2008, the Company drew an additional $2,082 million under the Exit Facilities, of which $1,642 was used by the Company to repay or redeem the Repaid Instruments and interest thereon, both as discussed above. Given that the Company intended to finance the Repaid Instruments on a long-term basis, commitments for such long-term financing existed as of December 31, 2007 and that such intent was achieved with the refinancing of the Repaid Instruments with long-term borrowings under the Exit Facilities, each of the Repaid Instruments was classified as long-term in the Company’s balance sheet as of December 31, 2007.

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principle amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Exit Facilities were initially negotiated by the Predecessor Company and certain of the Plan Proponents, reaching agreement on the majority of significant terms of the Exit Facilities in early 2007. Between the time the terms were agreed in early 2007 and the Effective Date, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Exit Facilities. This estimated fair value has been recorded within the fresh-start reporting, and will be amortized as interest expense over the terms of each of the underlying components of the Exit Facilities. During 2008, the Company recognized $22.2 million in interest expense associated with the amortization of this fair value adjustment.

Debt consisted of the following:

	Successor
	December 31
	2008	2007
	(Millions of Dollars)
Exit Facilities:
Revolver	$—	$151.0
Tranche B term loan	1,940.4	—
Tranche C term loan	990.0	878.0
Tranche A term loan	—	1,334.6
Senior subordinated third priority secured notes	—	305.2
Debt discount	(140.8)	(163.0)
Other debt, primarily foreign instruments	80.1	129.6

	2,869.7	2,635.4
Less: short-term debt, including current maturities of long-term debt	(101.7)	(117.8)

Total long-term debt	$2,768.0	$2,517.6

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

The total commitment and amounts outstanding on the revolving credit facility are as follows:

	Successor
	December 31
	2008	2007
	(Millions of Dollars)
Current Contractual Commitment	$540.0	$540.0

Outstanding:
Revolving credit facility	$—	$151.0
Letters of credit	46.6	73.7

Total outstanding	$46.6	$224.7

Borrowing Base on Revolving credit facility
Current borrowings	—	151.0
Letters of credit	46.6	73.7
Available to borrow	475.7	315.3

Total borrowing base	$522.3	$540.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Under the Exit Facilities, the Company had $56.9 million of letters of credit outstanding at December 31, 2008; $46.6 million pertaining to the revolving credit facility and $10.3 million pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

The Company has the following contractual debt obligations outstanding at December 31, 2008:

Maturities of Long-Term Borrowings	Debt
(Millions of Dollars)
2009	$101.7
2010	36.4
2011	30.8
2012	29.6
2013	29.6
Thereafter	2,782.4

Total	$3,010.5

The weighted average interest rate for short-term debt was approximately 8.7% and 7.9% as of December 31, 2008 and 2007, respectively. Interest paid on debt in 2008, 2007 and 2006 was $152.4 million, $216.5 million and $246.5 million, respectively.

As of December 31, 2008, the estimated fair value of the Company’s Exit Facilities was $1,362.7 million. The estimated fair value was $1,426.9 million lower than its carrying value. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of December 31, 2008. There was no difference between estimated fair value and carrying value of the Company’s debt as of December 31, 2007 due to fresh-start reporting. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

14. PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. As of December 31, 2006, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires balance sheet recognition of the over funded or under funded status of pension and other postemployment benefit plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The measurement date for all defined benefit plans is December 31. The year end status of the plans is as follows:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2008	2007	2008	2007	2008	2007
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation, beginning of year, Successor	$1,005.8		$348.3		$522.8
Benefit obligation, beginning of year, Predecessor		$1,043.8		$316.2		$610.4
Service cost	24.1	25.6	6.6	7.1	1.6	2.2
Interest cost	61.5	60.0	19.0	16.3	30.0	31.5
Employee contributions	—	—	0.2	0.1	1.6	2.0
Benefits paid	(74.8)	(71.4)	(23.2)	(21.4)	(50.5)	(51.7)
Medicare subsidies received	—	—	—	—	4.2	4.6
Curtailment	—	(11.1)	(0.6)	(1.4)	—	—
Settlements	—	—	—	(8.9)	—	—
Plan amendments	0.6	—	—	—	(8.0)	(85.7)
Actuarial losses (gains) and changes in actuarial assumptions	(31.0)	(41.1)	1.4	(32.7)	(2.8)	6.4
Net transfer in	—	—	—	38.1	—	—
Currency translation	—	—	(17.7)	34.9	(5.2)	3.1

Benefit obligation, end of year	$986.2	$1,005.8	$334.0	$348.3	$493.7	$522.8

Change in plan assets:
Fair value of plan assets, beginning of year, Successor	$907.1		$42.2		$—
Fair value of plan assets, beginning of year, Predecessor		$839.8		$20.2		$—
Actual return on plan assets	(295.4)	48.3	1.4	2.7	—	—
Company contributions	4.0	90.4	23.4	21.7	44.7	45.1
Benefits paid	(74.8)	(71.4)	(23.2)	(21.4)	(50.5)	(51.7)
Medicare subsidies received	—	—	—	—	4.2	4.6
Plan settlements	—	—	—	(7.7)	—	—
Employee contributions	—	—	0.2	0.1	1.6	2.0
Net transfer in	—	—	—	24.1	—	—
Currency translation	—	—	(4.0)	2.5	—	—

Fair value of plan assets at end of year	$540.9	$907.1	$40.0	$42.2	$—	$—

Funded status of the plan	$(445.3)	$(98.7)	$(294.0)	$(306.1)	$(493.7)	$(522.8)

Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$—	$—	$2.0	$3.0	$—	$—
Current liabilities	(2.6)	(2.8)	(14.7)	(15.6)	(43.7)	(42.7)
Noncurrent liabilities	(442.7)	(95.9)	(281.3)	(293.5)	(450.0)	(480.1)

Net amount recognized	$(445.3)	$(98.7)	$(294.0)	$(306.1)	$(493.7)	$(522.8)

Amounts recognized in other comprehensive loss (income), net of tax impacts:
Net actuarial loss (gain)	$348.4	$—	$1.9	$—	$(2.1)	$—
Prior service cost (credit)	0.6	—	—	—	(8.0)	—

Total	$349.0	$—	$1.9	$—	$(10.1)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2008	2007	2008	2007	2008	2007
Discount rate	6.45%	6.25%	5.25 - 8.25%	5.50-8.25%	6.40%	6.20%
Expected return on plan assets	8.50%	8.50%	4.00 - 10.00%	4.00-10.00%	—	—
Rate of compensation increase	3.50%	3.70%	2.50 - 5.00%	2.00-5.00%	—	—

The Company evaluates its discount rate assumption annually as of December 31 for each of its retirement-related benefit plans based upon the yield of high quality, fixed-income debt instruments, the maturities of which correspond to expected benefit payment dates.

The Company’s expected return on assets is established annually through analysis of anticipated future long-term investment performance for the plan based upon the asset allocation strategy. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term prospective rate.

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2008	2007	2008	2007	2008	2007
	(Millions of Dollars)
Projected benefit obligation	$986.2	$1,005.8	$331.2	$342.2	$493.7	$522.8
Fair value of plan assets	540.9	907.1	35.3	33.2	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		International Plans
	2008	2007	2008	2007
	(Millions of Dollars)
Projected benefit obligation	$986.2	$1,005.8	$310.9	$311.0
Accumulated benefit obligation	972.2	995.7	297.1	302.4
Fair value of plan assets	540.9	907.1	17.6	8.4

The accumulated benefit obligation for all pension plans is $1,288.9 million and $1,326.2 million for the years ended December 31, 2008 and 2007, respectively.

Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits
	United States Plans			International Plans			Other Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(Millions of Dollars)
Service cost	$24.1	$25.6	$27.3	$6.6	$7.1	$7.5	$1.6	$2.2	$2.0
Interest cost	61.5	60.0	58.0	19.0	16.3	123.7	30.0	31.5	32.9
Expected return on plan assets	(74.3)	(72.3)	(62.2)	(2.6)	(2.3)	(94.8)	—	—	—
Amortization of actuarial losses	—	18.0	27.3	—	2.6	90.6	(0.1)	19.0	15.0
Amortization of prior service cost (credit)	—	6.5	6.3	—	0.1	—	(0.1)	(12.3)	(4.1)
Settlement loss – U.K. plans	—	—	—	—	—	500.4	—	—	—
Settlement and curtailment (gain) loss	—	—	0.5	0.1	(1.5)	(1.0)	—	—	—

Net periodic cost	$11.3	$37.8	$57.2	$23.1	$22.3	$626.4	$31.4	$40.4	$45.8

During 2006, the Predecessor Company recorded a settlement charge on U.K. pension plans equal to $500.4 million in the Consolidated Statements of Operations. This charge relates to the obligations of its two U.K. pension plans that were settled per the terms set forth in the company voluntary arrangements (“CVAs”), which became effective October 11, 2006. Accordingly, all amounts associated with the U.K. pension plans were removed from the Predecessor Company’s balance sheet in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits
	United States Plans		International Plans		Other Benefits
	2008	2007	2008	2007	2008	2007
Discount rate	6.25%	5.85%	5.50 - 8.25%	4.50-8.00%	6.20%	5.85%
Expected return on plan assets	8.50%	8.50%	4.00 - 10.00%	4.50-8.75%	—	—
Rate of compensation increase	3.70%	3.70%	2.00 - 5.00%	2.00-3.80%	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Amounts in accumulated other comprehensive (loss) income expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Pension Benefits
	United States	International	Other Benefits
	(Millions of Dollars)
Amortization of actuarial gains (losses)	$30.0	$0.1	$(0.1)
Amortization of prior service cost (credit)	0.1	—	(0.9)

Total	$30.1	$0.1	$(1.0)

The assumed health care and drug cost trend rates used to measure next year’s postemployment healthcare benefits are as follows:

	Other Benefits
	2008	2007
Health care cost trend rate	7.5%	8.0%
Ultimate health care cost trend rate	5.0%	5.0%
Year ultimate health care cost trend rate reached	2014	2013

Drug cost trend rate	9.2%	10.0%
Ultimate drug cost trend rate	5.0%	5.0%
Year ultimate drug cost trend rate reached	2014	2013

The assumed health care cost trend rate has a significant impact on the amounts reported for Other Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 basis point (“bp”) increase in health care cost trend rate	$1.5	$25.5
100 bp decrease in health care cost trend rate	(1.4)	(23.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s 2009 funding requirements.

	Pension Benefits
	United States Plans			International Plans			Other Benefits
	Change in 2009 pension expense	Change in PBO	Change in accumulated OCL	Change in 2009 pension expense	Change in PBO	Change in accumulated OCL	Change in 2009 expense	Change in PBO
	(Millions of dollars)
25 bp decrease in discount rate	$(1.8)	$20.7	$(20.7)	$(0.1)	$8.1	$(8.1)	$(0.4)	$10.0
25 bp increase in discount rate	1.7	(20.7)	20.7	0.1	(7.8)	7.8	0.4	(9.5)
25 bp decrease in rate of return on assets	1.3	—	—	0.1	—	—	—	—
25 bp increase in rate of return on assets	(1.3)	—	—	(0.1)	—	—	—	—

The Company’s pension plan weighted-average asset allocations at the measurement dates of December 31, 2008 and 2007, by asset category are as follows:

	United States Plan Assets December 31			International Plan Assets December 31
	Actual		Target	Actual		Target
	2008	2007	2009	2008	2007	2009
Asset Category
Equity securities	71%	75%	75%	4%	6%	4%
Debt securities	29%	25%	25%	8%	13%	8%
Insurance contracts	—	—	—	88%	81%	88%

	100%	100%	100%	100%	100%	100%

The plans invest in a diversified portfolio of assets consisting of global equity and fixed-income investments. The Company expects to contribute approximately $25.3 million to its pension plans in 2009.

Projected benefit payments from the plans are estimated as follows:

	Pension Benefits
	United States	International	Other Benefits
	(Millions of Dollars)
2009	$75.0	$21.0	$43.8
2010	76.9	21.4	44.5
2011	82.3	21.9	44.7
2012	79.4	22.1	43.8
2013	82.0	24.4	42.8
Years 2014 - 2018	457.1	127.2	204.0

The Company also maintains certain defined contribution pension plans for eligible employees. The total expense attributable to the Company’s defined contribution savings plan was $25.1 million, $25.1 million and $25.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The amounts contributed to defined contribution pension plans include contributions to U.S. multi-employer pension plans of $0.4 million, $0.7 million, and $1.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Other Postemployment Benefits

The Company accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits. The liabilities for such U.S. and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

European postemployment benefits for the years ended December 31, 2008 and 2007 were $41.7 million and $39.1 million, respectively.

15. INCOME TAXES

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of (loss) income from continuing operations before income taxes consisted of the following:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Domestic	$(360.6)	$1,490.3	$(200.1)
International	(88.6)	253.8	(413.5)

Total	$(449.2)	$1,744.1	$(613.6)

Significant components of the (expense) benefit for income taxes are as follows:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Current:
Federal	$4.8	$(4.9)	$49.7
State and local	(1.7)	(4.4)	(1.0)
International	(34.0)	(75.1)	4.2

Total current	(30.9)	(84.4)	52.9

Deferred:
Federal	37.9	(274.6)	—
State and local	4.1	—	—
International	(29.8)	27.2	11.1

Total deferred	12.2	(247.4)	11.1

	$(18.7)	$(331.8)	$64.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax (expense) benefit is:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Income tax benefit (expense) at United States statutory rate	$157.2	$(610.4)	$214.8
Tax effect from:
Goodwill impairment	(87.8)	(8.7)	—
Gain on purchase of debt by related party	(27.0)	—	—
Foreign operations	(9.1)	(197.6)	(71.3)
Fresh start reporting adjustments	—	334.7	—
Gain on settlement of liabilities subject to compromise	—	(8.4)	—
State income taxes	2.4	(4.4)	(1.0)
Favorable audit settlements and tax refunds	—	9.4	98.0
Net tax benefit of intercompany loan write-offs	—	—	533.7
Asbestos trust deduction	—	65.1	—
Valuation allowances	(55.4)	100.1	(705.8)
Non-deductible interest, fees and other	1.0	(11.6)	(4.4)

Income tax (expense) benefit	$(18.7)	$(331.8)	$64.0

The following table summarizes the Company’s total (provision) benefit for income taxes by component:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Income tax (expense) benefit	$(18.7)	$(331.8)	$64.0
Adjustments to goodwill	(262.2)	80.5	—
Allocated to equity:
Postemployment benefits	119.0	(58.5)	(352.8)
Derivatives	34.4	—	—
Foreign currency translation	1.8	7.8	(18.2)
Valuation allowances	(151.2)	30.5	339.4

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	Successor
	December 31
	2008	2007
	(Millions of Dollars)
Deferred tax assets
Net operating loss carryforwards	$478.8	$356.2
Postemployment benefits, including pensions	412.2	349.2
Reorganization costs	110.4	131.9
Other temporary differences	49.1	3.9
Tax credits	48.8	39.4

Total deferred tax assets	1,099.3	880.6
Valuation allowances for deferred tax assets	(786.5)	(483.9)

Net deferred tax assets	312.8	396.7

Deferred tax liabilities
Investment in U.S. subsidiaries	(367.4)	(283.8)
Intangible assets	(335.6)	(169.3)
Fixed assets	(91.4)	(114.0)

Total deferred tax liabilities	(794.4)	(567.1)

	$(481.6)	$(170.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Deferred tax assets and liabilities are recorded in the Consolidated Balance Sheets as follows:

	Successor
	December 31
	2008	2007
	(Millions of Dollars)
Assets:
Prepaid expenses and other current assets	$55.6	$70.6
Other noncurrent assets	24.3	98.9
Liabilities:
Other current liabilities	(8.2)	(8.5)
Long-term portion of deferred income taxes	(553.3)	(331.4)

	$(481.6)	$(170.4)

Income taxes paid, net of refunds, in 2008, 2007 and 2006 were $72.6 million, $48.0 million and $74.0 million, respectively.

The Company did not record taxes on a portion of its undistributed earnings of $652.3 million at December 31, 2008 since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2008, the Company had a deferred tax asset of $527.6 million for tax loss carryforwards and tax credits, including $245.2 million in the United States with expiration dates from 2009 through 2028; $124.4 million in the United Kingdom with no expiration date; and $158.0 million in other jurisdictions with various expiration dates. Prior to January 1, 2009, any reduction in the valuation allowance as a result of the recognition of deferred tax assets were adjusted through goodwill. Beginning January 1, 2009, pursuant to SFAS 141(R), any reduction to the valuation allowance will be reflected through continuing operations.

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

At December 31, 2008 and 2007, the Company had total unrecognized tax benefits of $456.2 million and $252.0 million, respectively. Of these totals, $50.5 million and $91.9 million, respectively, represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of the changes in the gross amount of unrecognized tax benefits for the years ended December 31, 2008 and 2007 are shown below:

	Year Ended December 31
	2008	2007
	(Millions of Dollars)
Change in unrecognized tax benefits
Balance at January 1	$252.0	$170.6
Additions based on tax positions related to the current year	39.5	127.9
Additions for tax positions of prior years	207.2	9.9
Decreases for tax positions of prior years	(15.7)	(52.2)
Decreases for statute of limitations expiration	(17.0)	(8.5)
Settlements	(7.2)	(1.2)
Impact of currency translation	(2.6)	5.5

Balance at December 31	$456.2	$252.0

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2008 and 2007, the Company recorded $9.4 million and $6.0 million, respectively, in liabilities for tax-related net interest and penalties on its consolidated balance sheet. During the year ended December 31, 2008, the Company recorded a tax expense related to an increase in its liability for interest and penalties of $1.7 million.

The Company operates in multiple jurisdictions throughout the world. The Company is no longer subject to U.S. federal tax examinations for years before 2005 or state and local for years before 2001, with limited exceptions. Furthermore, the Company is no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 1998. The income tax returns of various subsidiaries in various tax jurisdictions are currently under examination. It is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.

16. LITIGATION AND ENVIRONMENTAL MATTERS

Resolution of Asbestos Liabilities

As described in Note 2, all asbestos-related personal injury claims against the Debtors will be addressed by the U.S. Asbestos Trust or the U.K. Asbestos Trust in accordance with the terms of the Plan and the CVAs, and such claims will be treated and paid in accordance with the terms of the Plan, the CVAs, and their related documents. All asbestos property damage claims against the Debtors have been compromised and resolved through the Plan and the CVAs. Accordingly, the Debtors have not recorded an asbestos liability as of December 31, 2008 or 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Company is a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. These two lawsuits had been stayed temporarily to allow the parties to engage in settlement negotiations and are both now proceeding to trial. During 2008, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $16.9 million. The Company continues to engage in settlement discussions with the remaining parties, although no assurances can be given regarding the outcome of such discussions.

Total environmental reserves, determined on an undiscounted basis, were $25.8 million and $30.4 million at December 31, 2008 and 2007, respectively, and are included in the Consolidated Balance Sheets as follows:

	Successor
	December 31
	2008	2007
	(Millions of Dollars)
Current liabilities
Environmental liabilities	$7.1	$7.5
Long-term accrued liabilities
Environmental liabilities	18.7	22.9

	$25.8	$30.4

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2008, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $69 million.

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

17. CONDITIONAL ASSET RETIREMENT OBLIGATIONS

The Company records conditional asset retirement obligations (“CARO”) in accordance with FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”), when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2009. In connection with these sites, the Company has accrued $27.0 million and $27.3 million as of December 31, 2008 and 2007, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO in accordance with SFAS 144.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company has additional CARO, also primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because the Company does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, the Company is currently unable to determine amounts to accrue for CARO at such sites.

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both CARO in accordance with FIN 47 and impairment issues in accordance with SFAS No. 144.

Reserves for CARO are included in the Consolidated Balance Sheets as follows:

	Successor
	December 31
	2008	2007
	(Millions of Dollars)
Current liabilities	$8.9	$11.1
Long-term accrued liabilities	18.1	16.2

	$27.0	$27.3

A reconciliation of the CARO for 2007 and 2008 is as follows (in millions of dollars):

CARO at January 1, 2007, Predecessor Company	$25.3
Liabilities incurred	6.2
Liabilities settled/adjustments	(4.2)

CARO at December 31, 2007, Successor Company	27.3
Liabilities incurred	4.4
Liabilities settled/adjustments	(4.7)

CARO at December 31, 2008, Successor Company	$27.0

18. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	December 31
	2008	2007
	(Millions of Dollars)
Foreign currency translation adjustments and other, net of tax	$(251.6)	$420.6
Hedge instruments, net of tax	(95.4)	(9.3)
Postemployment benefits, net of tax	(341.0)	(283.5)

Accumulated Other Comprehensive Income, Predecessor Company		127.8
Reorganization adjustments and application of fresh-start reporting		(127.8)

Accumulated Other Comprehensive Loss, Successor Company	$(688.0)	$—

19. CAPITAL STOCK

Common and Preferred Stock

The Successor Company, under its certificate of incorporation, is authorized to issue 540,100,000 shares of capital stock consisting of 450,100,000 shares of Common Stock, $.01 par value and 90,000,000 shares of Preferred Stock, $.01 par value.

From December 27, 2007 through July 27, 2008, the Successor Company was authorized to issue 540,100,000 shares of capital stock consisting of 400,000,000 shares of Class A Common Stock, $.01 par value, 50,100,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

shares of Class B Common Stock, $.01 par value and 90,000,000 shares of Preferred Stock, $.01 par value. Both classes of common stock had identical rights with respect to dividends, distributions, and voting rights except that Class B Common Stock voted for Class B Directors and Class A Common Stock voted for Class A Directors of the Board of Directors.

On February 25, 2008, Thornwood Associates Limited Partnership, a limited partnership beneficially owned indirectly by Mr. Carl Icahn, exercised the two options held by it to purchase all of the shares of Class B Common Stock from the U.S. Asbestos Trust for aggregate consideration of $900 million, and the shares of Class B Common Stock automatically converted into shares of Class A Common Stock pursuant to the then applicable certificate of incorporation.

Effective July 28, 2008, upon the written consent of the Successor Company’s majority shareholder and notice to all shareholders, the Successor Company’s certificate of incorporation was amended to, among other things, eliminate all references to Class B common stock and related provisions and reclassify the Successor Company’s Class A common stock as the sole class of common stock.

On September 11, 2008, the Company purchased 1,095,500 shares of its common stock for $16.7 million in a single transaction with an unrelated party.

Warrants

In connection with the Plan, holders of the Predecessor Company’s common stock, Series C ESOP Convertible Preferred Shares and the 7% Convertible Junior Subordinate Debentures received warrants to purchase shares of Common Stock of the Successor Company at an exercise price equal to $45.815, exercisable through December 27, 2014. The Company issued 6,951,871 warrants as of the Effective Date, all of which remain outstanding as of December 31, 2008. All of the Predecessor Company’s common stock (and all rights and covenants related thereto) was cancelled pursuant to the Plan on December 27, 2007, of which 91,344,239 shares were outstanding at December 27, 2007.

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

Additionally, one-half of the Employment Agreement Options had an additional feature allowing for the exchange of one half of the options for shares of stock of the Successor Company, at the exchange equivalent of four options

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

for one share of Common Stock. The Employment Agreement Options without the exchange feature are referred to herein as “plain vanilla options” and those Employment Agreement Options with the exchange feature are referred to as “options with exchange.”

In accordance with SFAS No. 123(R), Share Based Payments, the Predecessor Company determined the amount of compensation expense associated with the Employment Agreement Options based upon the estimated fair value of such options as of December 31, 2007 and 2006. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

	Predecessor Company
	2007		2006
	Plain vanilla Options	Options with Exchange	Plain Vanilla Options	Options with Exchange
Valuation model	Black-Scholes	Modified Binomial	Black-Scholes	Modified Binomial
Expected volatility	43%	43%	37%	37%
Expected dividend yield	0%	0%	0%	0%
Risk-free rate over the estimated expected option life	3.26 – 4.24%	3.26 – 4.24%	4.57 – 5.07%	4.57 – 5.07%
Expected option life (in years)	3.80	4.62	4.09	4.99

In estimating the expected life of the plain vanilla options, the Company utilized the “simplified method” as first described in SEC Staff Accounting Bulletin (“SAB”) 107 and as permitted in accordance with SAB 110. The simplified method was used as there is only one individual who has outstanding options as of December 31, 2007 and no historical option exercise data is available.

Prior to the Effective Date of the Plan, the Predecessor Company was required to reassess the value of the Employment Agreement Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Employment Agreement Options. The Predecessor Company recorded compensation expense pertaining to the options of $6.9 million and $5.6 million for the years ended December 31, 2007 and 2006, respectively.

On the Effective Date and in accordance with the Plan, the Company granted to Mr. Alapont stock options to purchase four million shares of Successor Company Common Stock at an exercise price of $19.50 (the “Granted Options”). Pursuant to the Stock Option Agreement dated as of December 27, 2007 between the Company and Mr. Alapont (the “Initial CEO Stock Option Agreement”), the Granted Options do not have an exchange feature. In lieu of “options with exchange” under the Employment Agreement Options, the Successor Company entered into a deferred compensation agreement with Mr. Alapont intended to be the economic equivalent of the options with exchange. Under the terms of this deferred compensation agreement, Mr. Alapont is entitled to certain distributions of Common Stock, or, at the election of Mr. Alapont, certain distributions of cash upon certain events as set forth in the Deferred Compensation Agreement dated as of December 27, 2007 between the Company and Mr. Alapont (the “Deferred Compensation Agreement”). The amount of the distributions shall be equal to the fair value of 500,000 shares of Common Stock, subject to certain adjustments and offsets, determined as of the first to occur of (1) the date on which Mr. Alapont’s employment with the Company terminates, (2) March 23, 2010, the date on which Mr. Alapont’s employment agreement with the Company expires, (3) Mr. Alapont’s death, (4) the date Mr. Alapont becomes disabled (as defined for purposes of Section 409A of the Internal Revenue Code), (5) at the election of Mr. Alapont, a change in control (as defined for purposes of Section 409A of the Internal Revenue Code), or (6) the occurrence of an unforeseeable emergency (as defined for purposes of Section 409A of the Internal Revenue Code).

In connection with fresh-start reporting, the Company determined the aggregate estimated fair value at $33.7 million associated with the Granted Options and deferred compensation in accordance with SFAS No. 123(R), Share Based Payments (“SFAS 123(R)”). Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the Granted Options are treated as a liability award under SFAS 123(R), and the vested portion of the awards, aggregating $19.1 million, has been recorded as a liability as of December 31, 2007. The remaining $14.6 million of total unrecognized compensation cost related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	Successor Company December 31, 2007 Valuation
	Options Connected
	Plain Vanilla Options	To Deferred Compensation	Deferred Compensation
Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	41%	41%	41%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	3.34%	3.53%	3.53%
Expected option life (in years)	3.87	4.61	4.61

On February 14, 2008, the Company entered into Amendment No. 1 to the Initial CEO Stock Option Agreement, dated as of February, 14, 2008 (the “Amendment”). Pursuant to the Amendment, the exercise price for the option was increased to $29.75 per share. On February 15, 2008, the Initial CEO Stock Option Agreement as amended was cancelled by mutual written agreement of the Company and Mr. Alapont. On February 15, 2008, the Company entered into a new Stock Option Agreement with Mr. Alapont dated as of February 15, 2008 (the “New CEO Stock Option Agreement”). The New CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of the Company’s Common Stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of the Company’s Common Stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The New CEO Stock Option Agreement provides for vesting as follows: 40% of the shares of Common Stock subject to the Option were vested on the date of grant, and an additional 20% of the shares of Common Stock subject to the Option vest on each of March 23, 2008, March 23, 2009 and March 23, 2010.

These transactions were undertaken to comply with Internal Revenue Code Section 409A in connection with the implementation of Mr. Alapont’s employment agreement. The grant of the CEO Option was approved by the Company’s shareholders effective July 28, 2008.

The Company revalued the CEO Option at December 31, 2008, resulting in a revised fair value of $4.1 million. During 2008, the Company recognized $16.0 million in income associated with these options. Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the CEO Option is treated as a liability award under SFAS 123(R), and the vested portion of the awards, aggregating $3.1 million, has been recorded as a liability as of December 31, 2008. The remaining $1.0 million of total unrecognized compensation cost as of December 31, 2008 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	Successor Company December 31, 2008 Valuation
	Options Connected
	Plain Vanilla Options	To Deferred Compensation	Deferred Compensation
Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	69%	69%	69%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.05%	1.19%	1.19%
Expected option life (in years)	3.14	3.61	3.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

21. EARNINGS PER SHARE

As discussed in Note 19, the common shares of the Predecessor Company were cancelled upon the implementation of the Plan. As such, the earnings per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company’s common shares, or to potential investors in such common shares.

The following is a reconciliation of the numerators and the denominators of the basic and diluted (loss) income per common share:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(In Millions of Dollars, Except Share and Per Share Amounts)
Net (loss) income	$(467.9)	$1,412.3	$(549.6)

Weighted average shares outstanding, basic (in millions)	99.7	89.7	89.4

Incremental shares based on assumed conversion of cumulative convertible preferred stock	N/A	1.6	1.9

Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.3	N/A	N/A

Diluted (in millions)	100.0	91.3	91.3

(Loss) income per share:
Basic	$(4.69)	$15.74	$(6.15)
Diluted	$(4.69)	$15.46	$(6.15)

The Successor Company had a loss for the year ended December 31, 2008 and the Predecessor Company had a loss for the year ended December 31, 2006. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share.

22. OPERATIONS BY REPORTING SEGMENT AND GEOGRAPHIC AREA

The Company’s integrated operations are organized into six reporting segments generally corresponding to major product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, Global Aftermarket and Corporate. Segment information as of and for the year ended December 31, 2006 has been reclassified to reflect organizational changes implemented in the second quarter of 2007.

Powertrain Energy is one of the world’s leading providers of powertrain components. Federal-Mogul’s powertrain energy products are used in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine pistons, piston rings, piston pins, cylinder liners, camshafts, valve seats and guides, and transmission components. These products are offered under the Federal-Mogul®, AE®, Goetze® and Nural® brand names. These products are either sold as individual products or offered to automotive manufacturers as assembled products. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain Energy operates 33 manufacturing facilities in 13 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Powertrain Sealing and Bearings is one of the world’s leading sealing solutions and bearings providers. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul®, Fel-Pro®, FP Diesel®, Glyco®, National®, and Payen®. The group serves a number of different industries including automotive, truck, commercial equipment (construction, agricultural, power generation, marine and rail), industrial, recreation and consumer power equipment. Product offering includes dynamic seals, bonded piston seals, combustion and exhaust gaskets, static

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

gaskets and seals, heat shields, engine bearings, bronze engine bearings, aluminum engine bearings and bushings and washers. Powertrain Sealing and Bearings operates 29 manufacturing facilities in 12 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Vehicle Safety and Protection is one of the world’s leading suppliers of friction and systems protection products. Such products are used in automotive and heavy-duty applications and the primary products of this segment include brake disc pads, brake shoes, brake linings and blocks and element resistant sleeving systems protection products. Federal-Mogul has a well-balanced portfolio of world-class brand names, including Federal-Mogul®, Abex®, Beral®, Ferodo® and Wagner®. Federal-Mogul supplies friction products to all the major customers in the light vehicle, commercial vehicle and railway sectors and is also a leading company in the aftermarket. Vehicle Safety and Protection operates 18 manufacturing facilities in 13 countries, serving many major automotive, railroad and industrial customers worldwide.

Automotive Products is one of the world’s leading manufacturer of products in several key aftermarket product lines, including brake, chassis, ignition, lighting, fuel and wiper products. These products are marketed under the leading brand names Federal-Mogul®, AE®, ANCO®, Carter®, Fel-Pro®, Ferodo®, FP Diesel®, Glyco®, Goetze®, MOOG®, National®, Payen®, Sealed Power® and Wagner®. Automotive Products operates 25 manufacturing facilities in 10 countries, serving a diverse base of distributors around the world.

Global Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial replacement markets. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under the leading brand names AE®, ANCO®, Carter®, Champion®, Fel-Pro®, Ferodo®, Glyco®, Goetze®, MOOG®, National®, One-Source®, Payen®, Sealed Power® and Wagner®. Global Aftermarket operates 20 distribution facilities in 13 countries, serving a diverse base of distributors, retail parts stores and mass merchants around the world.

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

The Company evaluates segment performance principally on a non-GAAP Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, gain on settlement of liabilities subject to comprise, fresh-start reporting adjustments and the impact on 2008 gross margin of the fresh-start reporting valuation of inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Net sales and gross margin information by reporting segment is as follows:

	Successor	Predecessor		Successor	Predecessor
	Net Sales			Gross Margin
	Year Ended December 31			Year Ended December 31
	2008	2007	2006	2008	2007	2006
	(Millions of Dollars)
Powertrain Energy	$2,085	$2,054	$1,805	$269	$258	$267
Powertrain Sealing and Bearings	1,048	1,054	956	63	53	79
Vehicle Safety and Protection	717	793	724	172	193	170
Automotive Products	379	334	288	81	73	51
Global Aftermarket	2,637	2,679	2,553	530	611	610
Corporate	—	—	—	9	(3)	(72)

	$6,866	$6,914	$6,326	$1,124	$1,185	$1,105

Operational EBITDA by reporting segment is as follows:

	Successor	Predecessor
	Year Ended December 31
	2008	2007	2006
	(Millions of Dollars)
Powertrain Energy	$314	$333	$319
Powertrain Sealing and Bearings	61	55	79
Vehicle Safety and Protection	162	181	154
Automotive Products	80	70	49
Global Aftermarket	378	424	432
Corporate	(241)	(300)	(409)

Total Segments Operational EBITDA	754	763	624

Items required to reconcile Operational EBITDA to (loss) income before income tax expense:
Interest expense, net	(180)	(199)	(206)
Depreciation and amortization	(350)	(354)	(329)
Restructuring charges, net	(132)	(48)	(66)
Gross margin impact of December 31, 2007 fresh-start reporting inventory adjustment	(68)	—	—
Adjustment of assets to fair value	(451)	(61)	(46)
Settlement of U.K. pension plans	—	—	(501)
Chapter 11 and U.K. Administration related reorganization costs	(17)	(81)	(95)
Gain on settlement of liabilities subject to compromise	—	761	—
Fresh-start reporting adjustments	—	956	—
Other	(5)	7	5

(Loss) Income Before Income Taxes	$(449)	$1,744	$(614)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Total assets, capital expenditures, and depreciation and amortization information by reporting segment is as set forth in the tables below. Included in total assets as of December 31, 2007 were estimated values, primarily for fixed assets, intangible assets and deferred taxes, associated with the application of fresh-start reporting. The finalization of fresh-start reporting resulted in subsequent changes to these estimates. Goodwill was assigned to reporting segments based on individual reporting unit fair values over values attributed to specific intangible and tangible assets.

	Successor		Successor	Predecessor		Successor	Predecessor
	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2008	2007	2008	2007	2006	2008	2007	2006
	(Millions of Dollars)
Powertrain Energy	$1,512	$1,820	$131	$147	$88	$102	$139	$122
Powertrain Sealing and Bearings	816	822	69	65	51	55	74	72
Vehicle Safety and Protection	1,077	1,708	40	45	39	53	67	63
Automotive Products	785	1,022	41	23	25	38	44	42
Global Aftermarket	2,007	1,988	4	6	7	8	11	12
Corporate	1,039	506	35	24	27	94	19	18

	$7,236	$7,866	$320	$310	$237	$350	$354	$329

The following table shows geographic information:

	Successor	Predecessor		Successor
	Net Sales			Net PPE
	Year Ended December 31			December 31
	2008	2007	2006	2008	2007
	(Millions of Dollars)
United States	$2,597	$2,789	$2,811	$633	$659
Germany	1,372	1,319	1,120	447	446
France	565	568	492	107	134
United Kingdom	339	377	389	70	117
Other	1,993	1,861	1,514	654	706

	$6,866	$6,914	$6,326	$1,911	$2,062

23. EVENTS SUBSEQUENT TO DECEMBER 31, 2008

The Company’s integrated operations were organized throughout 2008 into six reporting segments generally corresponding to major product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, Global Aftermarket and Corporate. The Company, as part of its efforts to streamline operations and adapt to the global market downturn within the automotive industry, adopted a proposal in February 2009 to realign its reportable operating segments. The realignment proposal was confirmed by the Company’s Board of Directors on February 23, 2009. The realignment will result in the consolidation of the individual operating units within the former Automotive Products reportable segment into the other reportable segments. Changes in personnel and other operating procedures, including management reporting, are currently in process, and the Company will present restated reportable segment financial information within its Form 10-Q for the quarter ended March 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

24. QUARTERLY FINANCIAL DATA (UNAUDITED)

As discussed in Note 19, the common shares of the Predecessor Company were cancelled upon the implementation of the Plan. As such, the earnings per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company’s common shares, or to potential investors in such common shares.

The following table presents selected unaudited quarterly operating results of the Company for 2008 and 2007, and the audited results of the Company for the years ended December 31, 2008 and 2007.

	First	Second	Third	Fourth(1)	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2008, Successor Company:
Net sales	$1,859.2	$1,995.2	$1,692.0	$1,319.2	$6,865.6
Gross margin	266.4	395.6	278.9	182.8	1,123.7
Net (loss) income	(31.5)	89.6	3.6	(529.6)	(467.9)
Net (loss) income per basic share	(0.31)	0.90	0.04	(5.35)	(4.69)
Net (loss) income per diluted share	(0.31)	0.89	0.04	(5.35)	(4.69)
Shares used in computing basic (loss) income per share	100.0	100.0	99.8	98.9	99.7
Shares used in computing diluted (loss) income per share	100.3	100.3	100.1	99.3	100.0
Stock price:
High	$27.00	$21.20	$17.29	$12.80
Low	$18.00	$14.91	$11.94	$3.12
Dividend per share	—	—	—	—

	First	Second	Third	Fourth(2)	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2007, Predecessor Company:
Net sales	$1,716.5	$1,763.4	$1,685.5	$1,748.5	$6,913.9
Gross margin	307.8	322.4	279.5	274.9	1,184.6
Net income	4.5	3.9	13.7	1,390.2	1,412.3
Net income per basic share	0.05	0.04	0.15	15.46	15.74
Net income per diluted share	0.05	0.04	0.15	15.23	15.46
Shares used in computing basic income per share	89.6	89.7	89.9	89.9	89.7
Shares used in computing diluted income per share	91.3	91.2	91.4	91.3	91.3
Stock price:
High	$0.86	$1.39	$1.10	$0.94
Low	$0.45	$0.77	$0.50	$—
Dividend per share	—	—	—	—

(1)

Includes impairment charges of $451.3 million associated with goodwill and other indefinite lived intangible assets, and long-lived tangible assets. Also includes $126.8 million of restructuring costs incurred in connection with Restructuring 2009 program.

(2)

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

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008, at the reasonable assurance level previously described.

Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included within this Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2008. The Company’s independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Form 10-K and incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by Item 10 regarding our directors and other corporate governance matters is incorporated by reference to the Company’s proxy statement under the captions “Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management.” The information required by Item 10 regarding our executive officers appears as a supplementary item following Item 4 under Part I of this report. The information required by Item 10 regarding compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the Company’s proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to compensation of executive officers and directors of the Company under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” in the Company’s proxy statement is incorporated herein by reference and made a part of this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement is incorporated herein by reference and made a part of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement under the captions “Director Independence and Controlled Company Status” and “Certain Relationships and Related-Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the fees and services of our principal accountant under the caption “Fees of Independent Registered Public Accounting Firm” in the Company’s proxy statement is incorporated herein by reference and made a part of this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.	Financial Statements

Financial statements filed as part of this Annual Report on Form 10-K are listed under Part II, Item 8 hereof.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

Financial Statements and Schedules Omitted

Schedules other than the schedule listed above are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

	Successor
Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(Millions of Dollars)
Year ended December 31, 2008:
Valuation allowance for trade receivables	$—	$6.2	$20.6	(1)	$—		$26.8
Reserve for inventory valuation	—	10.9	26.0	(1)	—		36.9
Valuation allowance for deferred tax assets	483.9	55.4	247.2		—		786.5

	Predecessor
Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period	Fresh-Start Adjustments	Successor Company
	(Millions of Dollars)
Year ended December 31, 2007:
Valuation allowance for trade receivables	$29.2	$1.2	$—		$(6.4	)(2)	$24.0	$(24.0)	$—
Reserve for inventory valuation	66.3	5.2	—		(13.6	)(3)	57.9	(57.9)	—
Valuation allowance for deferred tax assets	1,607.6	(100.1)	(30.5)		(669.4)		807.6	(323.7)	483.9
Year ended December 31, 2006:
Valuation allowance for trade receivables	$43.1	$(0.9)	$—		$(13.0	)(2)	$29.2
Reserve for inventory valuation	63.8	13.3	—		(10.8	)(3)	66.3
Valuation allowance for deferred tax assets	1,143.3	705.8	(241.5	)(4)	—		1,607.6

(1)	Represents remaining portion of fresh-start adjustment that is being reestablished with a corresponding increase to gross accounts receivable and inventory.
(2)	Uncollectible accounts charged off net of recoveries.
(3)	Obsolete inventory charged off.
(4)	Changes related to deferred tax assets on postemployment benefit liabilities, net of currency translation.

15(b).	Exhibits

The Company will furnish upon request any of the following exhibits upon payment of the Company’s reasonable expenses for furnishing such exhibit.

2.1

Agreement and Plan of Merger dated as of December 11, 2007 between Federal-Mogul Corporation and New Federal-Mogul Corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 11, 2007.)

3.1	The Company’s Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2008.)

3.2	The Company’s Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 28, 2008.)

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

10.36

Stock Option Agreement by and between the Company and José Maria Alapont dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated December 27, 2007.) †

10.37

Amendment No. 1 to Stock Option Agreement between the Company and José Maria Alapont dated February 14, 2008 (Incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K dated February 14, 2008.) †

10.38	Cancellation Agreement between the Company and José Maria Alapont dated as of February 15, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2008.) †

10.39

Stock Option Agreement by and between the Company and José Maria Alapont dated as of February 15, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 15, 2008.) †

10.40

Deferred Compensation Agreement by and between the Company and José Maria Alapont dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.8 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

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

10.45

$125 Million Loan Agreement by and between the Company and the Federal-Mogul Asbestos Personal Injury Trust, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.46

Amended and Restated Employment Agreement dated as of June 18, 2002 between the Company and George Michael Lynch. (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.) †

10.47

Severance Agreement dated as of June 18, 2002 between the Company and George Michael Lynch. (Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.) †

10.48

Amended and Restated Employment Agreement dated as of June 24, 2002 between the Company and Jeff J. Kaminski (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 13, 2008.) †

10.49	Severance Agreement dated as of June 24, 2002 between the Company and Jeff J. Kaminski (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 13, 2008.) †

*10.50	Federal-Mogul 2008 Management Incentive Plan. †

*10.51	Federal-Mogul 2008 Management Incentive Uplift Plan. †

*21	Subsidiaries of the Registrant.

*24	Powers of Attorney.

*31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14

*31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*	Filed Herewith
†	Management contracts and compensatory plans or arrangements.

15(c).	Separate financial statements of affiliates whose securities are pledged as collateral.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION

By	/s/ Jeff J. Kaminski
Jeff J. Kaminski Senior Vice President and Chief Financial Officer

Date February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Director, President and
/s/ José Maria Alapont	Chief Executive Officer	February 24, 2009
José Maria Alapont	(Principal Executive Officer)

Senior Vice President and Chief
/s/ Jeff J. Kaminski	Financial Officer	February 24, 2009
Jeff J. Kaminski	(Principal Financial Officer)

/s/ Alan Haughie	Vice President and Controller	February 24, 2009
Alan Haughie	(Principal Accounting Officer)

* George Feldenkreis, Vincent J. Intrieri, J. Michael Laisure, Keith A. Meister, David S. Schechter,
Neil S. Subin, and James H. Vandenberghe

*By	/s/ Robert L. Katz	Directors	February 24, 2009
(Robert L. Katz, Attorney-in-fact)