Form 10-Q
period 2009-03-31
FEDERAL MOGUL CORP
filed 2009-05-05
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

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
Yes ☒   No ☐

As of May 1, 2009, there were 99,404,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2009

INDEX

Page No.
Part I – Financial Information
Item 1 – Financial Statements
Consolidated Statements of Operations	3
Consolidated Balance Sheets	4
Consolidated Statements of Cash Flows	5
Notes to the Consolidated Financial Statements	6
Forward-Looking Statements	28
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3 – Qualitative and Quantitative Disclosures about Market Risk	36
Item 4 – Controls and Procedures	38
Part II – Other Information
Item 1 – Legal Proceedings	39
Item 6 – Exhibits	39
Signatures	40
Exhibits

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2009	2008
	(Millions of Dollars,
	Except Per Share Amounts)

Net sales	$1,237.5	$1,859.2
Cost of products sold	(1,079.8)	(1,592.8)

Gross margin	157.7	266.4

Selling, general and administrative expenses	(184.1)	(208.7)
Interest expense, net	(34.0)	(48.2)
Amortization expense	(12.2)	(16.1)
Chapter 11 and U.K. Administration related reorganization expenses	(0.8)	(9.8)
Equity earnings of unconsolidated affiliates	0.6	8.7
Restructuring expense, net	(38.3)	(1.7)
Other income (expense), net	14.4	(1.8)

Loss before income taxes	(96.7)	(11.2)
Income tax expense	(4.1)	(19.6)

Net loss	(100.8)	(30.8)
Less net income attributable to noncontrolling interests	(0.3)	(0.7)

Net loss attributable to Federal-Mogul	$(101.1)	$(31.5)

Basic and diluted loss per common share	$(1.02)	$(0.31)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Balance Sheets

	(Unaudited) March 31 2009	December 31 2008
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$663.7	$888.2
Accounts receivable, net	983.1	938.7
Inventories, net	888.3	893.7
Prepaid expenses and other current assets	281.1	267.4
Total current assets	2,816.2	2,988.0

Property, plant and equipment, net	1,820.6	1,910.6
Goodwill and indefinite-lived intangible assets	1,406.5	1,430.4
Definite-lived intangible assets, net	551.4	563.9
Other noncurrent assets	282.4	342.7

	$6,877.1	$7,235.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$100.8	$101.7
Accounts payable	497.4	622.5
Accrued liabilities	508.1	483.1
Current portion of postemployment benefit liability	60.0	61.0
Other current liabilities	153.2	173.8
Total current liabilities	1,319.5	1,442.1

Long-term debt	2,764.8	2,768.0
Postemployment benefits	1,224.9	1,240.1
Long-term portion of deferred income taxes	546.9	553.4
Other accrued liabilities	208.4	235.9

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 99,404,500 outstanding shares as of March 31, 2009 and December 31, 2008)	1.0	1.0
Additional paid-in capital, including warrants	2,122.7	2,122.7
Accumulated deficit	(569.0)	(467.9)
Accumulated other comprehensive loss	(768.7)	(688.0)
Treasury stock, at cost	(16.7)	(16.7)
Total Federal-Mogul shareholders’ equity	769.3	951.1
Noncontrolling interests	43.3	45.0
Total shareholders’ equity	812.6	996.1

	$6,877.1	$7,235.6

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2009	2008
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net loss attributable to Federal-Mogul	$(101.1)	$(31.5)
Adjustments to reconcile net loss to net cash (used by) provided from operating activities:
Depreciation and amortization	77.3	88.4
Cash received from 524(g) Trust	—	225.0
Change in postemployment benefits, including pensions	14.1	(9.7)
Change in deferred taxes	(3.5)	1.8
Changes in operating assets and liabilities:
Accounts receivable	(66.7)	(138.8)
Inventories	(22.2)	36.9
Accounts payable	(106.9)	(42.9)
Other assets and liabilities	48.8	(13.5)
Net Cash (Used By) Provided From Operating Activities	(160.2)	115.7

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(44.7)	(64.1)
Net proceeds from the sale of property, plant and equipment	—	2.6
Payments to acquire business	—	(4.7)
Net Cash Used By Investing Activities	(44.7)	(66.2)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on exit facility	—	2,082.0
Repayment of Tranche A, Revolver and PIK Notes	—	(1,790.8)
Principal payments on long-term debt	(7.4)	(7.4)
Increase (decrease) in short-term debt	2.1	(6.3)
(Decrease) increase in other long-term debt	(0.9)	9.9
Net payments from factoring arrangements	(8.5)	(2.4)
Debt issuance fees	(0.2)	(0.3)
Net Cash (Used By) Provided From Financing Activities	(14.9)	284.7

Effect of foreign currency exchange rate fluctuations on cash	(4.7)	4.8

(Decrease) increase in cash and equivalents	(224.5)	339.0

Cash and equivalents at beginning of period	888.2	425.4

Cash and equivalents at end of period	$663.7	$764.4

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

1.	BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, India, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $205 million and $222 million as of March 31, 2009 and December 31, 2008, respectively. Of those gross amounts, $185 million and $209 million, respectively, were factored without recourse and treated as sales under Statement of Financial Accounting Standards (“SFAS”) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of March 31, 2009 and
December 31, 2008, the Company had outstanding factored amounts of $14 million and $8 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within “Other income (expense), net.”

Adoption of New Accounting Pronouncements: In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified. In addition, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. SFAS 160 is effective for financial statements issued for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement 133, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on a prospective basis as of January 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.	REORGANIZATION UPON EMERGENCE FROM CHAPTER 11 PROCEEDINGS

Background

On October 1, 2001 (the “Petition Date”), the predecessor to Federal-Mogul Corporation (the “Predecessor Company” or the “Predecessor”) and all of its then-existing wholly-owned United States subsidiaries (“U.S. Subsidiaries”) filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Also on October 1, 2001, 133 affiliates of the Predecessor Company incorporated under the laws of England and Wales filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and commenced administration proceedings in the High Court of Justice, Chancery Division, in London, England under the United Kingdom Insolvency Act 1986. An additional affiliate of the Predecessor Company incorporated under the laws of Scotland filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on the Petition Date, and commenced administration proceedings before the Court of Session in Edinburgh, Scotland in April 2002.

The Predecessor Company, together with its United States and United Kingdom affiliates that commenced bankruptcy proceedings in the United States and administration proceedings in the United Kingdom, are referred to collectively as the “Debtors”. Subsidiaries of the Predecessor Company other than the aforementioned U.S. and U.K. subsidiaries were not party to any insolvency proceedings and operated in the normal course during the pendency of the Chapter 11 Cases and the U.K. administration proceedings.

Following a Confirmation Hearing that began on June 18, 2007 and concluded on October 2, 2007, and following the consensual resolution of various legal objections to confirmation of the Fourth Amended Joint Plan of Reorganization (As Modified) for the Predecessor Company and certain of its affiliates (the “Plan”), the Bankruptcy Court entered an Order (the “Confirmation Order”) on November 8, 2007 confirming the Plan and entered detailed Findings of Fact and Conclusions of Law with respect to the Plan. On November 14, 2007, the United States District Court for the District of Delaware (the “District Court”) entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. The Confirmation Order became final and non-appealable thirty days after its affirmance by the District Court. The Plan became effective in accordance with its terms on
December 27, 2007 (the “Effective Date”).

On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation, a Delaware Corporation, whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (''Federal-Mogul'', the ''Company'', the “Successor Company”, or the “Successor”).

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

The commencement of the administration proceedings in the United Kingdom resulted in the appointment of certain administrators (the “Administrators”) to oversee the businesses of the Debtors that were incorporated under the laws of England and Wales (the “U.K. Debtors”). In mid-2006, the Administrators proposed Company Voluntary Arrangements (“CVAs”) for 51 of the U.K. Debtors (the “CVA Debtors”). Following approval of the CVAs by the requisite majorities of creditors and shareholders, the CVAs became effective on October 11, 2006, resolving claims (other than those dealt with by the Plan) against the principal U.K. Debtors. Amongst other things, the CVAs established a U.K. Asbestos Trust which shall provide for the sole and exclusive treatment and payment of the CVA Asbestos Claims. The U.K. Asbestos Trust is separate from the U.S. Asbestos Trust, and was funded by the Predecessor Company when the CVAs became effective.

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

Discharge of U.K. Administration Proceedings

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

Chapter 11 and U.K. Administration Related Reorganization Expenses

Various matters relating to the Chapter 11 Cases continue to be litigated in the Bankruptcy Court or have been litigated therein and are awaiting rulings. The ongoing pursuit of these matters does not affect the discharges, releases and injunctions afforded to the Debtors under the Plan.

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, and other directly related internal costs. The Company has previously incurred Chapter 11 reorganization expenses in connection with pursuing the Plan A Settlement as discussed above, and has both previously incurred and will continue to incur expenses in connection with completing distributions pursuant to the Plan.

	Three Months Ended
	March 31
	2009	2008
	(Millions of Dollars)

Professional fees directly related to Chapter 11 and UK Administration	$0.8	$9.8

3.	FRESH-START REPORTING

The Predecessor Company’s emergence from the Chapter 11 Cases resulted in a new reporting entity for accounting purposes and the adoption of fresh-start reporting in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Since the reorganization value of the assets of the Successor Company immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity, the Successor Company adopted fresh-start reporting.

In accordance with fresh-start reporting, the Company’s reorganization value has been allocated to existing assets using the measurement guidance provided in SFAS 141. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor Company’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan. Deferred taxes have been determined in conformity with SFAS 109, Accounting for Income Taxes. The excess of reorganization value over the value of net tangible and identifiable intangible assets and liabilities has been recorded as goodwill in the accompanying consolidated balance sheets.

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

The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS 87 and 106.

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $4.9 million and $0.9 million were reversed for the quarters ended March 31, 2009 and 2008, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin 100, Restructuring and Impairment Charges, and result from actual costs at program completion being less than costs estimated at the commitment date. In most instances where final costs are lower than original estimates, the rate of voluntary employee attrition was higher than the attrition rate originally estimated as of the commitment dates, resulting in lower severance costs.

Management expects to finance these restructuring programs over the next several years through cash generated from its ongoing operations or through cash available under its debt agreement, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the quarter ended March 31, 2009. “PTE”, “PTSB”, “VSP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively. As disclosed in Note 20 below, the Company consolidated its reporting segments from six to five reporting segments during the first quarter of 2009, eliminating the Automotive Products segment. Prior year segment amounts have been reclassified to conform to the new segment structure.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2008	$34.2	$47.2	$22.0	$4.8	$5.0	$113.2
Provisions	26.2	8.8	3.6	4.2	0.4	43.2
Reversals	(4.4)	(0.1)	(0.3)	—	(0.1)	(4.9)
Payments	(7.6)	(4.9)	(6.2)	(1.4)	(1.5)	(21.6)
Foreign currency	(1.3)	(2.7)	(0.4)	—	0.1	(4.3)

Balance at March 31, 2009	$47.1	$48.3	$18.7	$7.6	$3.9	$125.6

Activities under Global “Restructuring 2009” Program

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September 2008 and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009”, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce the Company’s global workforce by approximately 8,600 positions. The Company continues to solidify certain components of this plan, and will announce those components as plans are finalized. During the quarter ended March 31, 2009, the Company recorded $42.6 million in restructuring charges associated with Restructuring 2009, and expects to incur additional restructuring charges up to $18.3 million through 2010. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2008	$33.2	$44.1	$21.9	$4.8	$2.8	$106.8
Provisions	25.8	8.8	3.3	4.2	0.5	42.6
Reversals	(4.3)	(0.1)	(0.3)	—	—	(4.7)
Payments	(6.6)	(4.8)	(5.9)	(1.3)	(1.3)	(19.9)
Foreign currency	(1.3)	(2.3)	(0.5)	(0.1)	—	(4.2)

Balance at March 31, 2009	$46.8	$45.7	$18.5	$7.6	$2.0	$120.6

Significant components of charges related to Restructuring 2009 are as follows:

	Total Expected Costs	Incurred During 2008	Incurred During the Quarter	Estimated Additional Charges
	(Millions of Dollars)

Powertrain Energy	$61.6	$38.6	$21.5	$1.5
Powertrain Sealing and Bearings	63.3	45.9	8.7	8.7
Vehicle Safety and Protection	42.3	31.2	3.0	8.1
Global Aftermarket	11.3	7.1	4.2	—
Corporate	5.1	4.0	0.5	0.6
	$183.6	$126.8	$37.9	$18.9

5.	OTHER INCOME (EXPENSE), NET

The specific components of “Other income (expense), net” are as follows:

	Three Months Ended
	March 31
	2009	2008
	(Millions of Dollars)

Environmental claims settlements	$11.5	$—
Unrealized (loss) gain on hedge instruments	(1.9)	0.7
Accounts receivable discount expense	(1.1)	(2.5)
Adjustment of assets to fair value	0.7	—
(Loss) gain on sale of assets	(0.3)	0.4
Foreign currency exchange	(0.2)	1.6
Royalty expense	(0.1)	(1.3)
Other	5.8	(0.7)
	$14.4	$(1.8)

The Company is a party to two lawsuits, one each in Ohio and Michigan, relating to insurance indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. In the Ohio lawsuit brought by the Company against a number of insurers, most of the insurer-defendants have been dismissed because of settlements that the Company has reached with them. The case is proceeding against several non-settling insurers. In the insurer-initiated Michigan lawsuit, the Company has settled with the insurer that initiated the action, and these two parties have jointly filed a motion for dismissal of the action. The settlements with insurers reached by the Company during the first quarter of 2009 resulted in a net recovery to the Company of $11.5 million. The Company continues to engage in settlement discussions with several of the parties remaining in the Ohio case, although no assurances can be given regarding the outcome of such discussions.

6.	FINANCIAL INSTRUMENTS

Foreign Currency Risk

The Company manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company's operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The Company had notional values of approximately $3 million and $5 million of foreign currency hedge contracts outstanding at March 31, 2009 and December 31, 2008, respectively, of which all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $0.9 million and $1.0 million were recorded in accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008, respectively. No hedge ineffectiveness was recognized during the quarter ended March 31, 2009. Unrealized net gains of $0.1 million were recognized in “Other income (expense), net” during the three months ended March 31, 2009 associated with undesignated foreign currency hedge contracts.

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of March 31, 2009 and December 31, 2008, unrealized net losses of $65.1 million and $66.6 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of March 31, 2009, losses of $26.4 million are expected to be reclassified from accumulated other comprehensive loss to consolidated statement of operations within the next 12 months. No hedge ineffectiveness was recognized during the quarter ended March 31, 2009.

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

The Company had 292 and 364 commodity price hedge contracts outstanding with a combined notional value of $64 million and $91 million at March 31, 2009 and December 31, 2008, respectively, of which substantially all mature within one year. Of these outstanding contracts, 241 and 346 commodity price hedge contracts with a combined notional value of $50 million and $83 million at March 31, 2009 and December 31, 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $18.6 million and $33.0 million were recorded in accumulated other comprehensive loss as of March 31, 2009 and December, 31, 2008, respectively. Unrealized net gains of $0.9 million were recognized in “Other income (expense), net” during the three months ended March 31, 2009 associated with designated hedge ineffectiveness. Realized and unrealized net losses of $2.0 million and $2.9 million, respectively, were recognized in “Cost of products sold” and “Other income (expense), net”, respectively, during the three months ended March 31, 2009 associated with undesignated commodity price hedge contracts.

Other

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis, consistent with the guidance contained within FIN 39 and FSP 39-1. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Other income (expense), net”. Derivative gains and losses included in accumulated other comprehensive loss for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Other income (expense), net” for outstanding hedges and “Cost of products sold” upon hedge maturity. The Company’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors and installers of automotive aftermarket parts. The Company's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s sales during the quarter ended March 31, 2009. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

Adoption of SFAS 161

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures about an entity’s derivative and hedging activities. The Company adopted SFAS 161 on a prospective basis as of January 1, 2009.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives

	Balance Sheet Location	March 31 2009	December 31 2008	Balance Sheet Location	March 31 2009	December 31 2008
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments under SFAS 133:
Interest rate swap contracts		$—	$—	Other noncurrent liabilities	$(65.1)	$(66.6)
Commodity contracts		—	—	Other current liabilities	(21.4)	(36.6)
Foreign exchange contracts	Other current liabilities	1.1	1.0		—	—
		$1.1	$1.0		$(86.5)	$(103.2)

Derivatives not designated as hedging instruments under SFAS 133:
Commodity contracts		$—	$—	Other current liabilities	$(8.8)	$(7.4)
Foreign exchange contracts	Other current liabilities	0.1	—		—	—
		$0.1	$—		$(8.8)	$(7.4)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended March 31, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments Under SFAS 133	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$(7.3)	Interest expense, net	$(8.8)		$—
Commodity contracts	6.3	Cost of products sold	(8.1)	Other income (expense)	0.9
Foreign exchange contracts	0.5	Cost of products sold	0.6		—
	$(0.5)		$(16.3)		$0.9

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Commodity contracts	Cost of products sold	$(2.0)
Commodity contracts	Other income (expense)	(2.9)
Foreign exchange contracts	Other income (expense)	0.1
		$(4.8)

Fair Value Measurements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and enhances disclosure about fair value measurements. SFAS 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP 157-2”), which deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Where the measurement objective specifically requires the use of “fair value”, the Company adopted the provisions of SFAS 157 related to financial assets and financial liabilities as of December 31, 2007 in connection with its fresh-start reporting. The Company fully adopted SFAS 157 as of January 1, 2009.

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities remeasured and disclosed at fair value at March 31, 2009 and December 31, 2008 are set forth in the table below:

		Asset /			Valuation
	Frequency	(Liability)	Level 2	Level 3	Technique
	(Millions of Dollars)
March 31, 2009:
Interest rate swap contracts	Recurring	$(65.1)	$(65.1)	$—	C
Commodity contracts	Recurring	(30.2)	(30.2)	—	C
Foreign exchange contracts	Recurring	1.2	1.2	—	C

December 31, 2008:
Equity method investments	Non-recurring	$220.6	$—	$220.6	C
Interest rate swap contracts	Recurring	(66.6)	(66.6)	—	C
Commodity contracts	Recurring	(44.0)	(44.0)	—	C
Foreign exchange contracts	Recurring	1.0	1.0	—	C

7.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at March 31, 2009 and December 31, 2008. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consisted of the following:

	March 31	December 31
	2009	2008
	(Millions of Dollars)

Raw materials	$174.6	$174.8
Work-in-process	132.7	131.8
Finished products	627.2	624.0
	934.5	930.6
Valuation reserves	(46.2)	(36.9)
	$888.3	$893.7

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2009 and December 31, 2008, goodwill and other intangible assets consist of the following:

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets
Developed technology	$115.0	$(13.1)	$101.9	$115.0	$(10.5)	$104.5
Customer relationships	524.3	(74.8)	449.5	524.6	(65.2)	459.4
	$639.3	$(87.9)	$551.4	$639.6	$(75.7)	$563.9

Goodwill and Indefinite-Lived Intangible Assets
Goodwill			$1,052.5			$1,076.4
Trademarks and brand names			354.0			354.0
			$1,406.5			$1,430.4

Given the complexity of the calculation of goodwill impairment and the significance of fourth quarter economic activity, the Company had not completed its annual impairment assessment for the year ended December 31, 2008 prior to filing its annual report on Form 10-K. During the quarter ended March 31, 2009, the Company completed this assessment, and recorded a reduction to its goodwill impairment charge of $2.9 million. The goodwill impairment charges were required to adjust the carrying value of goodwill and other indefinite-lived intangible assets to estimated fair value. The estimated fair values were determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

The goodwill and other indefinite-lived intangible assets impairment charge of $368.7 million for the year ended December 31, 2008 is broken down by reporting segment as follows (in millions of dollars):

Powertrain Energy	$13.7
Powertrain Sealing and Bearings	15.8
Vehicle Safety and Protection	209.2
Global Aftermarket	130.0
Corporate	—
$368.7

The 2008 impairment charge is primarily attributable to significant decreases in forecasted future cash flows as the Company adjusts to known and anticipated changes in industry production volumes.

During the three months ended March 31, 2009 and 2008, the Company recorded amortization expense of $12.2 million and $16.1 million, respectively, associated with definite-lived intangible assets. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

9.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $210 million and $221 million at March 31, 2009 and December 31, 2008, respectively, and is included in the consolidated balance sheets as “Other noncurrent assets.”

Equity in the earnings of non-consolidated affiliates amounted to approximately $1 million and $9 million for the quarters ended March 31, 2009 and 2008, respectively. During the quarter ended March 31, 2009, these entities generated sales of approximately $89 million, net income of approximately $3 million and at March 31, 2009 had total net assets of approximately $401 million. Dividends received from non-consolidated affiliates by the Company for the quarter ended March 31, 2009 were not material. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $56 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS 141(R), Business Combinations.

If this put option were exercised at its estimated current fair value, such exercise could have a material effect on the Company’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

In accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such arrangements on the future liquidity position of the Company.

10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31	December 31
	2009	2008
	(Millions of Dollars)

Accrued compensation	$201.1	$175.7
Restructuring reserves	125.6	113.2
Accrued rebates	82.7	103.7
Non-income taxes payable	31.5	25.2
Accrued product returns	20.9	20.7
Accrued income taxes	19.1	16.7
Accrued professional services	15.6	14.2
Accrued warranty	8.2	9.2
Accrued Chapter 11 and U.K. Administration expenses	3.4	4.5
	$508.1	$483.1

11.	DEBT

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

Also on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to sixty days after the Effective Date, were fully drawn on January 3, 2008 as the source of funds to repay or redeem the Repaid Instruments. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession (“DIP”) credit agreement of approximately $34.3 million, and existing letters of credit issued under the Predecessor Company’s prepetition credit facility of approximately $39.4 million, were rolled over as letters of credit under the Exit Facilities.

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

The Exit Facilities were initially negotiated by the Predecessor Company and certain of the Plan Proponents, reaching agreement on the majority of significant terms of the Exit Facilities in early 2007. Between the time the terms were agreed in early 2007 and the Effective Date, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Exit Facilities. This estimated fair value has been recorded within the fresh-start reporting, and is being amortized as interest expense over the terms of each of the underlying components of the Exit Facilities.  During each of the three month periods ended March 31, 2009 and 2008, the Company recognized $5.6 million in interest expense associated with the amortization of this fair value adjustment.

Debt consisted of the following:

	March 31	December 31
	2009	2008
	(Millions of Dollars)
Exit Facilities:
Revolver	$—	$—
Tranche B term loan.	1,935.5	1,940.4
Tranche C term loan.	987.5	990.0
Debt discount	(135.2)	(140.8)
Other debt, primarily foreign instruments.	77.8	80.1
	2,865.6	2,869.7
Less: short-term debt, including current maturities of long-term debt	(100.8)	(101.7)
Total long-term debt	$2,764.8	$2,768.0

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

The total commitment and amounts outstanding on the revolving credit facility are as follows:

	March 31	December 31
	2009	2008
	(Millions of Dollars)

Current Contractual Commitment	$540.0	$540.0

Outstanding:
Revolving credit facility	$—	$—
Letters of credit	46.0	46.6
Total outstanding	$46.0	$46.6

Borrowing Base on Revolving Credit Facility
Current borrowings	$—	$—
Letters of credit	46.0	46.6
Available to borrow	494.0	475.7
Total borrowing base	$540.0	$522.3

Under the Exit Facilities, the Company had $96.0 million and $56.9 million of letters of credit outstanding at March 31, 2009 and December 31, 2008, respectively; $46.0 million and $46.6 million, respectively, pertaining to the revolving credit facility and $50.0 million and $10.3 million, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

As of March 31, 2009 and December 31, 2008, the estimated fair values of the Company’s Exit Facilities were $1,466.2 and $1,362.7 million, respectively. The estimated fair values were $1,321.6 million lower at March 31, 2009 and $1,426.9 million lower at December 31, 2008 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

12.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2009	2008	2009	2008	2009	2008
	(Millions of Dollars)
Service cost	$6.4	$6.0	$1.6	$1.7	$0.4	$0.5
Interest cost	15.7	15.5	4.2	4.9	7.6	7.8
Expected return on plan assets	(10.7)	(18.6)	(0.5)	(0.7)	—	—
Amortization of actuarial loss (gain)	7.5	—	—	—	(0.2)	—
Net periodic benefit cost	$18.9	$2.9	$5.3	$5.9	$7.8	$8.3

13.	INCOME TAXES

For the three months ended March 31, 2009, the Company recorded income tax expense of $4.1 million on a loss before income taxes of $96.7 million. This compares to income tax expense of $19.6 million on a loss before income taxes of $11.2 million in the same period of 2008. Income tax expense for the three months ended March 31, 2009 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions.

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

The Company is a party to two lawsuits, one each in Ohio and Michigan, relating to insurance indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. In the Ohio lawsuit brought by the Company against a number of insurers, most of the insurer-defendants have been dismissed because of settlements that the Company has reached with them. The case is proceeding against several non-settling insurers. In the insurer-initiated Michigan lawsuit, the Company has settled with the insurer that initiated the action, and these two parties have jointly filed a motion for dismissal of the action. The settlements with insurers reached by the Company during the first quarter of 2009 resulted in a net recovery to the Company of $11.5 million. The Company continues to engage in settlement discussions with several of the parties remaining in the Ohio case, although no assurances can be given regarding the outcome of such discussions.

Total environmental reserves, determined on an undiscounted basis, were $24.2 million and $25.8 million at March 31, 2009 and December 31, 2008, respectively, and are included in the consolidated balance sheets as follows:

	March 31	December 31
	2009	2008
	(Millions of Dollars)
Current liabilities
Environmental liabilities	$6.6	$7.1
Noncurrent accrued liabilities
Environmental liabilities	17.6	18.7
	$24.2	$25.8

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2009, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $44 million.

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

15.	CONDITIONAL ASSET RETIREMENT OBLIGATIONS

The Company records conditional asset retirement obligations (“CARO”) in accordance with FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement 143 (“FIN 47”), when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2009. In connection with these sites, the Company has accrued $27.0 million as of both March 31, 2009 and December 31, 2008 for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO in accordance with SFAS 144.

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

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both CARO in accordance with FIN 47 and impairment issues in accordance with SFAS 144.

Reserves for CARO are included in the consolidated balance sheets as follows:

	March 31	December 31
	2009	2008
	(Millions of Dollars)

Current liabilities	$10.1	$8.9
Noncurrent accrued liabilities	16.9	18.1
	$27.0	$27.0

16.	COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended
	March 31
	2009	2008
	(Millions of Dollars)

Net loss attributable to Federal-Mogul	$(101.1)	$(31.5)
Foreign currency translation adjustments and other	(98.1)	68.9
Hedge instruments, net of tax	10.2	3.8
Postemployment benefits, net of tax	7.2	—
	$(181.8)	$41.2

17.	CAPITAL STOCK

Common and Preferred Stock

The Company, under its certificate of incorporation, is authorized to issue 540,100,000 shares of capital stock consisting of 450,100,000 shares of Common Stock, $.01 par value and 90,000,000 shares of Preferred Stock, $.01 par value.

Warrants

In connection with the Plan, holders of the Predecessor Company’s common stock, Series C ESOP Convertible Preferred Shares and the 7% Convertible Junior Subordinate Debentures received warrants to purchase shares of Common Stock of the Successor Company at an exercise price equal to $45.815, exercisable through December 27, 2014. The Company issued 6,951,871 warrants as of the Effective Date, all of which remain outstanding as of March 31, 2009.

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

Additionally, one-half of the Employment Agreement Options had an additional feature allowing for the exchange of one half of the options for shares of stock of the Successor Company, at the exchange equivalent of four options for one share of Common Stock. The Employment Agreement Options without the exchange feature are referred to herein as “plain vanilla options” and those Employment Agreement Options with the exchange feature are referred to as “options with exchange.”

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

On February 14, 2008, the Company entered into Amendment No. 1 to the Initial CEO Stock Option Agreement, dated as of February 14, 2008 (the “Amendment”). Pursuant to the Amendment, the exercise price for the granted options was increased to $29.75 per share. On February 15, 2008, the Initial CEO Stock Option Agreement as amended was cancelled by mutual written agreement of the Company and Mr. Alapont. On February 15, 2008, the Company entered into a new Stock Option Agreement with Mr. Alapont dated as of February 15, 2008 (the “New CEO Stock Option Agreement”). The New CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of the Company’s Common Stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of the Company’s Common Stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The New CEO Stock Option Agreement provides for vesting as follows: 80% of the shares of Common Stock subject to the Option are vested as of March 31, 2009, and the final 20% of the shares of Common Stock subject to the CEO Option vest on March 23, 2010.

These transactions were undertaken to comply with Internal Revenue Code Section 409A in connection with the implementation of Mr. Alapont’s employment agreement. The grant of the CEO Option was approved by the Company’s shareholders effective July 28, 2008.

The Company revalued the options granted to Mr. Alapont at March 31, 2009, resulting in a revised fair value of $8.0 million. During the three months ended March 31, 2009 and 2008, the Company recognized $3.4 million and $1.7 million, respectively, in expense associated with these options. Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the CEO Option is treated as a liability award under SFAS 123(R), and the vested portion of the CEO Option, aggregating $6.5 million, has been recorded as a liability as of March 31, 2009. The remaining $1.5 million of total unrecognized compensation cost as of March 31, 2009 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	March 31, 2009 Valuation
		Options Connected
	Plain Vanilla	To Deferred	Deferred
	Options	Compensation	Compensation

Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	69%	69%	69%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.14%	1.25%	1.25%
Expected option life (in years)	2.97	3.36	3.36

19.	LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended
	March 31
	2009	2008
	(Millions of Dollars, Except Per Share Amounts)

Net loss attributable to Federal-Mogul shareholders	$(101.1)	$(31.5)

Weighted average shares outstanding, basic (in millions)	98.9	100.0

Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.4	0.3

Weighted average shares outstanding, including dilutive Shares (in millions)	99.3	100.3

Basic and diluted loss per common share	$(1.02)	$(0.31)

The Company had losses for the quarters ended March 31, 2009 and 2008. As a result, diluted loss per common share is the same as basic loss per common share for both periods as any potentially dilutive securities would reduce the loss per common share.

20.	OPERATIONS BY REPORTING SEGMENT

Prior to 2009, the Company's integrated operations were organized into six reporting segments generally corresponding to major product groups; Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, Global Aftermarket and Corporate. The Company consolidated its reporting segments from six to five reporting segments during the first quarter of 2009, eliminating the Automotive Products segment. Prior year segment amounts have been reclassified to conform to the new segment structure. The Company has evaluated that no impairment is triggered by this reportable segment realignment.

The accounting policies of the segments are the same as those of the Company. Revenues related to products sold from Powertrain Energy, Powertrain Sealing and Bearings, and Vehicle Safety and Protection to OE customers are recorded within the respective segments. Revenues from such products sold to aftermarket customers are recorded within the Global Aftermarket segment. All product transferred into Global Aftermarket from other reporting segments is transferred at cost in the United States and at agreed-upon transfer prices internationally.

The Company evaluates segment performance principally on a non-GAAP Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S.-based funded pension plans and the impact on gross margin of the fresh-start reporting valuation of inventory.

Net sales and gross margin information by reporting segment are as follows:

	Three Months Ended March 31
	Net Sales		Gross Margin
	2009	2008	2009	2008
	(Millions of Dollars)

Powertrain Energy	$309	$590	$15	$77
Powertrain Sealing and Bearings	184	324	(6)	28
Vehicle Safety and Protection	162	278	35	61
Global Aftermarket	583	667	114	98
Corporate	—	—	—	2
	$1,238	$1,859	$158	$266

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to loss before income taxes are as follows:

	Three Months Ended
	March 31
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$21	$96
Powertrain Sealing and Bearings	(4)	23
Vehicle Safety and Protection	33	58
Global Aftermarket	72	95
Corporate	(52)	(65)
Total Operational EBITDA	70	207

Interest expense, net	(34)	(48)
Depreciation and amortization	(77)	(88)
Restructuring expenses, net	(38)	(2)
Gross margin impact of December 31, 2007 fresh-start reporting inventory adjustment	—	(68)
Chapter 11 and U.K. Administration related reorganization expenses	(1)	(10)
Expense associated with U.S.-based funded pension plans	(17)	(1)
Other	—	(1)
Loss before income taxes	$(97)	$(11)

Total assets by reporting segment are as follows:

	March 31	December 31
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$1,575	$1,641
Powertrain Sealing and Bearings	800	851
Vehicle Safety and Protection	1,650	1,698
Global Aftermarket	2,067	2,007
Corporate	785	1,039
	$6,877	$7,236

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate”, “may” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. The Company also, from time to time, may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Reform Act.

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

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) filed on February 24, 2009, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report.

Overview

Federal-Mogul Corporation is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail, and off-road vehicles, as well as the worldwide aftermarket. During the three months ended March 31, 2009, the Company derived 53% of its sales from the OEM market and 47% from the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the three months ended March 31, 2009, the Company derived 44% of its sales in the United States and 56% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions that force the Company to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy for sustainable global profitable growth.

For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report.

Results of Operations

Consolidated Results

Net sales by reporting segment were:

	Three Months Ended March 31
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$309	$590
Powertrain Sealing and Bearings	184	324
Vehicle Safety and Protection	162	278
Global Aftermarket	583	667
	$1,238	$1,859

The percentage of net sales by group and region for the three months ended March 31, 2009 and 2008 are listed below. “PTE”, “PTSB”, “VSP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2009
United States and Canada	22%	34%	31%	67%	46%
Europe	63%	54%	56%	18%	40%
Rest of World	15%	12%	13%	15%	14%

2008
United States and Canada	20%	31%	29%	64%	39%
Europe	66%	59%	55%	23%	48%
Rest of World	14%	10%	16%	13%	13%

Gross margin by reporting segment was:

	Three Months Ended March 31
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$15	$77
Powertrain Sealing and Bearings	(6)	28
Vehicle Safety and Protection	35	61
Global Aftermarket	114	98
Corporate	—	2
	$158	$266

Net sales decreased by $621 million to $1,238 million for the first quarter of 2009 from $1,859 million in the same period of 2008. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $163 million.

In general, light and commercial vehicle OE production declined in all regions with a net impact on the Company’s sales of $461 million. The largest OE production declines were concentrated in North America. Despite these production declines, the Company generally maintained its OE market share in all regions, with increased aftermarket share concentrated in North America. Net customer price increases were $3 million.

Gross margin was $158 million, or 12.8% of sales, for the first quarter of 2009 and $266 million, or 14.3% of sales, in the same period of 2008. Favorable productivity in excess of labor and benefits inflation of $22 million and net customer price increases of $3 million were more than offset by sales volume decreases that reduced margins by $159 million and material cost increases of $18 million. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported gross margin by $21 million.

In connection with fresh-start reporting completed as of December 31, 2007, inventory balances as of that date were increased by $68 million. During the three months ended March 31, 2008, the Company recognized $68 million in additional cost of goods sold, which reduced gross margin by the same. The non-recurrence of this one-time event has resulted in an increase in gross margin for the three months ended March 31, 2009 when compared to the same period of 2008.

Reporting Segment Results – Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

The following table provides a reconciliation of changes in sales and gross margin for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 for each of the Company’s reporting segments. “PTE”, “PTSB”, “VSP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively. The Company consolidated its reporting segments from six to five reporting segments during the first quarter of 2009, eliminating the Automotive Products segment. Prior year segment amounts have been reclassified to conform to the new segment structure.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended March 31, 2008	$590	$324	$278	$667	$—	$1,859
Sales volumes	(206)	(113)	(90)	(52)	—	(461)
Customer pricing	(5)	2	—	6	—	3
Foreign currency	(70)	(29)	(26)	(38)	—	(163)
Three months ended March 31, 2009	$309	$184	$162	$583	$—	$1,238

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended March 31, 2008	$77	$28	$61	$98	$2	$266
Sales volumes / mix	(66)	(40)	(31)	(22)	—	(159)
Customer pricing	(5)	2	—	6	—	3
Productivity, net of inflation	4	8	10	—	—	22
Materials and services sourcing	(5)	(4)	(6)	—	(3)	(18)
Depreciation	—	(6)	(1)	3	1	(3)
Non-recurrence of 2008 fresh-start reporting impact on inventory	11	7	5	45	—	68
Foreign currency	(1)	(1)	(3)	(16)	—	(21)
Three months ended March 31, 2009	$15	$(6)	$35	$114	$—	$158

Powertrain Energy

Sales decreased by $281 million, or 48%, to $309 million for the first quarter of 2009 from $590 million in the same period of 2008. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements decreased reported sales by $70 million. Sales volumes decreased by $206 million due to OE production volume declines in all regions. Continued customer pricing pressure reduced sales by $5 million.

Gross margin decreased by $62 million to $15 million, or 4.9% of sales, for the first quarter of 2009 compared to $77 million, or 13.1% of sales, for the first quarter of 2008. The unfavorable impact of sales volumes contributed to a $66 million decrease in gross margin, while the non-recurrence of the 2008 fresh-start reporting impact on inventory increased reported gross margin by $11 million. Other factors contributing to the margin erosion were $5 million in customer pricing and $5 million in materials and services sourcing, partially offset by $4 million of productivity in excess of labor and benefits inflation.

Powertrain Sealing and Bearings

Sales decreased by $140 million, or 43%, to $184 million for the first quarter of 2009 from $324 million in the same period of 2008. Approximately 65% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements decreased reported sales by $29 million. Sales volumes decreased by $113 million due to OE production volume declines in all regions. Customer pricing increased sales by $2 million.

Gross margin decreased by $34 million to $(6) million, or (3.3)% of sales, for the first quarter of 2009 compared to $28 million, or 8.6% of sales, for the first quarter of 2008. The decrease was due to decreased sales volumes, which reduced gross margin by $40 million, materials and services sourcing of $4 million, and increased depreciation of $6 million. The decreases were partially offset by productivity, net of labor and benefits inflation, of $8 million and the non-recurrence of the 2008 fresh-start reporting impact on inventory, which increased reported gross margin by $7 million.

Vehicle Safety and Protection

Sales decreased by $116 million, or 42%, to $162 million for the first quarter of 2009 from $278 million in the same period of 2008. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements decreased reported sales by $26 million. Sales volumes fell by $90 million due to lower OE production in all regions.

Gross margin decreased by $26 million to $35 million, or 21.6% of sales, for the first quarter of 2009 compared to $61 million, or 21.9% of sales, for the first quarter of 2008. The adverse impact on margin of $31 million due to reduced sales volumes was partially offset by favorable productivity, net of labor and benefits inflation, of $10 million. The increased costs of raw materials combined with exchange rate movements reduced gross margin by $9 million, while the non-recurrence of the 2008 fresh-start reporting impact on inventory increased reported gross margin by $5 million.

Global Aftermarket

Sales decreased by $84 million, or 13%, to $583 million for the first quarter of 2009, from $667 million in the same period of 2008. This change was primarily due to decreased sales volumes in all regions totaling $52 million and unfavorable foreign currency movements of $38 million.

Gross margin increased by $16 million to $114 million, or 19.6% of sales, for the first quarter of 2009 compared to $98 million, or 14.7% of sales, in the same period of 2008. The non-recurrence of the 2008 fresh-start reporting impact on inventory increased reported gross margin by $45 million. The remainder of the changes to gross margin were primarily attributable to decreased sales volume and unfavorable foreign currency movements.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $184 million, or 14.9% of net sales, for the first quarter of 2009 as compared to $209 million, or 11.2% of net sales, for the same quarter of 2008. The impact of exchange movements decreased SG&A by $15 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $35 million for the first quarter of 2009 compared with $48 million for the same period in 2008. As a percentage of OE sales, R&D was 5% and 4% for the quarters ended March 31, 2009 and 2008, respectively.

Other Income (Expense), Net

Other income (expense), net was $14 million in the first quarter of 2009 compared to $(2) million for the first quarter of 2008. The Company is a party to two lawsuits, one each in Ohio and Michigan, relating to insurance indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. In the Ohio lawsuit brought by the Company against a number of insurers, most of the insurer-defendants have been dismissed because of settlements that the Company has reached with them. The case is proceeding against several non-settling insurers. In the insurer-initiated Michigan lawsuit, the Company has settled with the insurer that initiated the action, and these two parties have jointly filed a motion for dismissal of the action. The settlements with insurers reached by the Company during the first quarter of 2009 resulted in a net recovery to the Company of $11.5 million. The Company continues to engage in settlement discussions with several of the parties remaining in the Ohio case, although no assurances can be given regarding the outcome of such discussions.

Interest Expense, Net

Net interest expense was $34 million in the first quarter of 2009 compared to $48 million for the first quarter of 2008. The decrease is due to lower average interest rates.

Restructuring Activities

The Company defines restructuring expense to include costs directly associated with exit or disposal activities accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, employee severance costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 88 and 112, and pension and other postemployment benefit costs incurred as a result of an exit or disposal activity accounted for in accordance with SFAS Nos. 87 and 106.

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the quarter ended March 31, 2009:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of dollars)

Balance at December 31, 2008	$34.2	$47.2	$22.0	$4.8	$5.0	$113.2
Provisions	26.2	8.8	3.6	4.2	0.4	43.2
Reversals	(4.4)	(0.1)	(0.3)	—	(0.1)	(4.9)
Payments	(7.6)	(4.9)	(6.2)	(1.4)	(1.5)	(21.6)
Foreign currency	(1.3)	(2.7)	(0.4)	—	0.1	(4.3)

Balance at March 31, 2009	$47.1	$48.3	$18.7	$7.6	$3.9	$125.6

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Chapter 11 and U.K. Administration Related Reorganization Expenses

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, and other directly related internal costs. The Company has previously incurred Chapter 11 reorganization expenses in connection with pursuing the Plan A Settlement as discussed in Note 2, and has both previously incurred and will continue to incur expenses in connection with completing distributions pursuant to the Plan.

	Three Months Ended
	March 31
	2009	2008
	(Millions of Dollars)

Professional fees directly related to Chapter 11 and UK Administration	$0.8	$9.8

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $1.9 million and $24.0 million for the three months ended March 31, 2009 and 2008, respectively.

Income Tax Expense

For the three months ended March 31, 2009, the Company recorded income tax expense of $4.1 million on a loss before income taxes of $96.7 million. This compares to income tax expense of $19.6 million on loss before income taxes of $11.2 million in the same period of 2008. Income tax expense for the three months ended March 31, 2009 differs from statutory rates due to non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 14 of the consolidated financial statements, “Litigation and Environmental Matters”.

Liquidity and Capital Resources

Cash Flow

Cash flow used by operating activities was $160 million for the first three months of 2009 compared to cash provided from operating activities of $116 million for the comparable period of 2008. The most significant factors contributing to operating activity cash flows during the quarter ended March 31, 2008 are those in relation to emergence from Chapter 11. Cash used by operations, excluding the impacts of emergence related cash flows, is shown below:

	Quarter Ended March 31
	2009	2008
	(Millions of Dollars)

Net cash (used by) provided from operating activities:	$(160)	$116

Adjustments:
Cash received from 524(g) Trust	—	(225)
Net payments for implementation of the Plan, including settlement of non-debt liabilities subject to compromise	9	13

Cash used by operations, excluding the impacts of the Plan	$(151)	$(96)

Cash flow used by investing activities was $45 million in the first three months of 2009, compared to cash used by investing activities of $66 million for the comparable period of 2008.

Cash flow used by financing activities was $15 million for the first three months of 2009, compared to cash provided from financing activities of $285 million for the comparable period of 2008.

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

Also on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to sixty days after the Effective Date, were fully drawn on January 3, 2008 as the source of funds to repay or redeem the Repaid Instruments. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession (“DIP”) credit agreement of approximately $34.3 million, and existing letters of credit issued under the Predecessor Company’s prepetition credit facility of approximately $39.4 million, were rolled over as letters of credit under the Exit Facilities.

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

Other Liquidity and Capital Resource Items

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $210 million and $221 million at March 31, 2009 and December 31, 2008, respectively. Dividends received from non-consolidated affiliates by the Company during the three months ended March 31, 2009 were not material.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement.

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $56 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS 141(R), Business Combinations.

If this put option were exercised at its estimated current fair value, such exercise could have a material effect on the Company’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

In accordance with SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company has determined that its investments in Chinese joint venture arrangements are considered to be “limited-lived” as such entities have specified durations ranging from 30 to 50 years pursuant to regional statutory regulations. In general, these arrangements call for extension, renewal or liquidation at the discretion of the parties to the arrangement at the end of the contractual agreement. Accordingly, a reasonable assessment cannot be made as to the impact of such contingencies on the future liquidity position of the Company.

The Company’s subsidiaries in Brazil, France, Germany, India, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $205 million and $222 million as of March 31, 2009 and December 31, 2008, respectively. Of those gross amounts, $185 million and $209 million, respectively, were factored without recourse and treated as sales under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of March 31, 2009 and December 31, 2008, the Company had outstanding factored amounts of $14 million and $8 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within “Other income (expense), net.”

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

Foreign Currency Risk

The Company manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company's operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

As currency exchange rates change, translation of the statements of operations of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive loss was decreased by $98 million for the three months ended March 31, 2009. The Company’s other comprehensive income was increased by $69 million for the comparable period ended March 31, 2008. The changes were due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the euro and British Pound.

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The effect of changes in the estimated fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during the quarters ended March 31, 2009 and 2008. The Company had notional values of approximately $3 million and $5 million of foreign currency hedge contracts outstanding at March 31, 2009 and December 31, 2008, respectively, that were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $0.9 million and $1.0 million were recorded in accumulated other comprehensive loss as of March 31, 2009 and December 31, 2008, respectively. No hedge ineffectiveness was recognized during the quarter ended March 31, 2009. Unrealized net gains of $0.1 million were recognized in “Other income (expense), net” during the three months ended March 31, 2009 associated with undesignated foreign currency hedge contracts.

Interest Rate Risk

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

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of March 31, 2009 and December 31, 2008, unrealized net losses of $65.1 million and $66.6 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of March 31, 2009, losses of $26.4 million are expected to be reclassified from accumulated other comprehensive loss to consolidated statement of operations within the next 12 months. No hedge ineffectiveness was recognized during the quarter ended March 31, 2009.

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

Unrealized net gains of $0.9 million were recognized in “Other income (expense), net” during the three months ended March 31, 2009 associated with designated hedge ineffectiveness. Realized and unrealized net losses of $2.0 million and $2.9 million, respectively, were recognized in “Cost of products sold” and “Other income (expense), net”, respectively, during the three months ended March 31, 2009 associated with undesignated commodity price hedge contracts.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of March 31, 2009, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2009.

PART II
OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

(a)           Contingencies.

Note 14, that is included in Part I of this report, is incorporated herein by reference.

ITEM 6.               EXHIBITS

(a)           Exhibits:

10.1
Agreement dated as of April 15, 2009 by and between the Company and Jeff Kaminski to terminate Amended and Restated Change in Control Employment Agreement dated as of December 15, 2008 by and between the Company and Jeff Kaminski.

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

Dated:   May 5, 2009