Form 10-Q
period 2009-06-30
FEDERAL MOGUL CORP
filed 2009-07-30
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
Yes ☒   No ☐

As of July 30, 2009, there were 99,404,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Three and Six Months Ended June 30, 2009

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$1,304.4	$1,995.2	$2,541.9	$3,854.4
Cost of products sold	(1,106.6)	(1,599.6)	(2,186.4)	(3,192.4)

Gross margin	197.8	395.6	355.5	662.0

Selling, general and administrative expenses	(170.3)	(212.4)	(354.4)	(421.1)
Interest expense, net	(33.8)	(42.4)	(67.8)	(90.6)
Amortization expense	(12.2)	(19.2)	(24.4)	(35.3)
Chapter 11 and U.K. Administration related reorganization expenses	(1.6)	(3.2)	(2.4)	(13.0)
Equity earnings of unconsolidated affiliates	3.4	7.8	4.0	16.5
Restructuring expense, net	(1.4)	(1.0)	(39.7)	(2.7)
Other income (expense), net	15.1	(0.9)	29.5	(2.7)

(Loss) income before income taxes	(3.0)	124.3	(99.7)	113.1
Income tax benefit (expense)	9.7	(33.8)	5.6	(53.4)

Net income (loss)	6.7	90.5	(94.1)	59.7
Less net income attributable to noncontrolling interests	(3.7)	(0.9)	(4.0)	(1.6)

Net income (loss) attributable to Federal-Mogul	$3.0	$89.6	$(98.1)	$58.1

Income (loss) per common share:
Basic	$0.03	$0.90	$(0.99)	$0.58
Diluted	$0.03	$0.89	$(0.99)	$0.58

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30 2009	December 31 2008
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$687.3	$888.2
Accounts receivable, net	1,057.9	938.7
Inventories, net	876.1	893.7
Prepaid expenses and other current assets	250.9	267.4
Total current assets	2,872.2	2,988.0

Property, plant and equipment, net	1,895.1	1,910.6
Goodwill and other indefinite-lived intangible assets	1,406.5	1,430.4
Definite-lived intangible assets, net	539.5	563.9
Other noncurrent assets	317.5	342.7

	$7,030.8	$7,235.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$99.7	$101.7
Accounts payable	486.7	622.5
Accrued liabilities	489.3	483.1
Current portion of postemployment benefit liability	61.1	61.0
Other current liabilities	192.7	173.8
Total current liabilities	1,329.5	1,442.1

Long-term debt	2,762.5	2,768.0
Postemployment benefits	1,256.4	1,240.1
Long-term portion of deferred income taxes	537.6	553.4
Other accrued liabilities	163.2	235.9

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 99,404,500 outstanding shares as of June 30, 2009 and December 31, 2008)	1.0	1.0
Additional paid-in capital, including warrants	2,122.7	2,122.7
Accumulated deficit	(566.0)	(467.9)
Accumulated other comprehensive loss	(616.4)	(688.0)
Treasury stock, at cost	(16.7)	(16.7)
Total Federal-Mogul shareholders’ equity	924.6	951.1
Noncontrolling interests	57.0	45.0
Total shareholders’ equity	981.6	996.1

	$7,030.8	$7,235.6

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2009	2008
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net (loss) income	$(94.1)	$59.7
Adjustments to reconcile net (loss) income to net cash (used by) provided from operating activities:
Depreciation and amortization	158.2	171.1
Cash received from 524(g) Trust	—	225.0
Change in postemployment benefits, including pensions	27.9	4.1
Gain on sale of debt investment	(7.9)	—
Change in deferred taxes	(3.6)	3.9
Changes in operating assets and liabilities:
Accounts receivable	(105.3)	(249.8)
Inventories	28.8	55.0
Accounts payable	(138.0)	(49.1)
Other assets and liabilities	15.0	37.7
Net Cash (Used By) Provided From Operating Activities	(119.0)	257.6

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(88.7)	(148.0)
Net settlement from sale of debt investment	7.9	—
Net proceeds from the sale of property, plant and equipment	0.3	10.9
Payments to acquire business	—	(4.7)
Net Cash Used By Investing Activities	(80.5)	(141.8)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on exit facilities	—	2,082.0
Repayment of Tranche A, Revolver and PIK Notes	—	(1,790.8)
Principal payments on exit facilities	(14.8)	(14.8)
(Decrease) increase in short-term debt	(3.2)	2.4
(Decrease) increase in other long-term debt	(1.7)	6.9
Net (payments) proceeds from factoring arrangements	(3.9)	6.3
Debt issuance fees	—	(0.4)
Net Cash (Used By) Provided From Financing Activities	(23.6)	291.6

Effect of foreign currency exchange rate fluctuations on cash	22.2	11.1

(Decrease) increase in cash and equivalents	(200.9)	418.5

Cash and equivalents at beginning of period	888.2	425.4

Cash and equivalents at end of period	$687.3	$843.9

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2009

1.	BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, India, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $209 million and $222 million as of June 30, 2009 and December 31, 2008, respectively. Of those gross amounts, $188 million and $209 million, respectively, were factored without recourse and treated as sales under Statement of Financial Accounting Standards (“SFAS”) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. The Company had drawings against all of its factored receivables as of June 30, 2009. The Company had outstanding factored amounts of $8 million for which cash had not yet been drawn as of December 31, 2008. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within “Other income (expense), net.”

Adoption of New Accounting Pronouncements: In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, which requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified. In addition, SFAS 160 requires that the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. SFAS 160 is effective for financial statements issued for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 extends the disclosure requirements of FAS 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements. FSP FAS 107-1 is effective for financial statements issued for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2009, the FASB issued SFAS 165, Subsequent Events, which defines and establishes the period after the balance sheet date during which management of a reporting entity evaluates transactions and events for potential disclosure in the financial statements in addition to disclosing the date through which such events have been evaluated. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009 and is to be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. In accordance with SFAS 165, the Company has evaluated subsequent events through July 30, 2009, which is the date on which these financial statements were issued.

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

The Predecessor Company, together with its United States and United Kingdom affiliates that commenced bankruptcy proceedings in the United States and administration proceedings in the United Kingdom, are referred to collectively as the “Debtors”. Subsidiaries of the Predecessor Company other than the aforementioned U.S. and U.K. subsidiaries were not party to any insolvency proceedings and operated in the normal course during the pendency of the Chapter 11 proceedings and the U.K. administration proceedings.

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

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, and other directly related internal costs. The Company will continue to incur expenses in connection with completing distributions pursuant to the Plan.

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(Millions of Dollars)

Professional fees directly related to Chapter 11 and U.K. Administration	$1.6	$3.2	$2.4	$13.0

3.	FRESH-START REPORTING

The Predecessor Company’s emergence from bankruptcy resulted in a new reporting entity for accounting purposes and the adoption of fresh-start reporting in accordance with AICPA Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization under the Bankruptcy Code. Since the reorganization value of the assets of the Successor Company immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity, the Successor Company adopted fresh-start reporting.

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $28.7 million and $1.4 million were reversed for the six months ended June 30, 2009 and 2008, respectively. Such reversals are recorded consistent with SEC Staff Accounting Bulletin 100, Restructuring and Impairment Charges, and result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions and government agencies, which reduced the level of originally committed actions; and changes in ability to execute certain actions due to changes in business climate.

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

2.
Consolidation of administrative functions and standardization of manufacturing processes – as part of its productivity strategy, the Company has acted to consolidate its administrative functions to reduce selling, general and administrative costs and change its manufacturing processes to improve operating efficiencies through standardization of processes.

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three and six months ended June 30, 2009. “PTE”, “PTSB”, “VSP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively. As disclosed in Note 19, the Company consolidated its reporting segments from six to five reporting segments during the first quarter of 2009, eliminating the Automotive Products segment. Prior year reporting segment amounts have been reclassified to conform to the new reporting segment structure.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2008	$34.2	$47.2	$22.0	$4.8	$5.0	$113.2
Provisions	26.2	8.8	3.6	4.2	0.4	43.2
Reversals	(4.4)	(0.1)	(0.3)	—	(0.1)	(4.9)
Payments	(7.6)	(4.9)	(6.2)	(1.4)	(1.5)	(21.6)
Foreign currency	(1.3)	(2.7)	(0.4)	—	0.1	(4.3)
Balance at March 31, 2009	47.1	48.3	18.7	7.6	3.9	125.6
Provisions	5.2	10.4	6.5	1.7	1.4	25.2
Reversals	(11.2)	(9.8)	(2.0)	(0.8)	—	(23.8)
Payments	(7.6)	(11.1)	(6.7)	(2.5)	(1.3)	(29.2)
Foreign currency	3.8	3.0	0.4	0.2	(0.1)	7.3

Balance at June 30, 2009	$37.3	$40.8	$16.9	$6.2	$3.9	$105.1

Activities under Global “Restructuring 2009” Program

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September 2008 and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009”, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce the Company’s global workforce by approximately 8,600 positions. The Company continues to solidify certain components of this plan, and will announce those components as plans are finalized. During the three and six months ended June 30, 2009, the Company recorded $24.4 million and $67.0 million, respectively, in restructuring charges associated with Restructuring 2009, and expects to incur additional restructuring charges up to $17.2 million through 2010. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs. The following is a summary of the Company’s Restructuring 2009 reserves and related activity as of and for the three and six months ended June 30, 2009:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2008	$33.2	$44.1	$21.9	$4.8	$2.8	$106.8
Provisions	25.8	8.8	3.3	4.2	0.5	42.6
Reversals	(4.3)	(0.1)	(0.3)	—	—	(4.7)
Payments	(6.6)	(4.8)	(5.9)	(1.3)	(1.3)	(19.9)
Foreign currency	(1.3)	(2.3)	(0.5)	(0.1)	—	(4.2)
Balance at March 31, 2009	46.8	45.7	18.5	7.6	2.0	120.6
Provisions	4.9	10.2	6.2	1.7	1.4	24.4
Reversals	(11.2)	(8.6)	(2.0)	(0.8)	—	(22.6)
Payments	(6.5)	(10.4)	(6.3)	(2.5)	(1.2)	(26.9)
Foreign currency	3.0	2.6	0.4	0.2	(0.1)	6.1

Balance at June 30, 2009	$37.0	$39.5	$16.8	$6.2	$2.1	$101.6

Significant components of charges related to Restructuring 2009 are as follows:

	Total Expected Costs	Incurred During 2008	First Quarter 2009	Second Quarter 2009	Estimated Additional Charges
	(Millions of Dollars)

Powertrain Energy	$55.3	$38.6	$21.5	$(6.3)	$1.5
Powertrain Sealing and Bearings	64.1	45.9	8.7	1.6	7.9
Vehicle Safety and Protection	46.2	31.2	3.0	4.2	7.8
Global Aftermarket	12.2	7.1	4.2	0.9	—
Corporate	5.9	4.0	0.5	1.4	—
	$183.7	$126.8	$37.9	$1.8	$17.2

5.	OTHER INCOME (EXPENSE), NET

The specific components of “Other income (expense), net” are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(Millions of Dollars)

Environmental claims settlements	$0.7	$—	$12.2	$—
Gain on sale of debt investment	7.9	—	7.9	—
Gain on involuntary conversion	4.4	—	6.9	—
Foreign currency exchange	(2.6)	(6.7)	(2.8)	(5.1)
Unrealized gain (loss) on hedge instruments	3.7	(1.5)	1.7	(0.8)
Accounts receivable discount expense	(1.0)	(2.3)	(2.2)	(4.8)
Adjustment of assets to fair value	(1.2)	—	(0.5)	—
Royalty (expense) income	(0.1)	0.1	(0.2)	(1.2)
Other	3.3	9.5	6.5	9.2
	$15.1	$(0.9)	$29.5	$(2.7)

The Company is a party to two lawsuits, one each in Ohio and Michigan, relating to insurance indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. In the Ohio lawsuit brought by the Company against a number of insurers, most of the insurer-defendants have been dismissed because of settlements that the Company has reached with them. The case is proceeding against several non-settling insurers. In the insurer-initiated Michigan lawsuit, the Company has settled with the insurer that initiated the action, and the case has been dismissed. The settlements with insurers reached by the Company during the six months ended June 30, 2009 resulted in a net recovery to the Company of $12.2 million. The Company continues to engage in settlement discussions with several of the parties remaining in the Ohio case, although no assurances can be given regarding the outcome of such discussions.

During the second quarter of 2009, an affiliate purchased and sold debt investments on the Company’s behalf for approximately $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for a $7.9 million net gain, which the Company recognized in other income.

During 2008, a fire occurred at a plant in Europe. The Company received insurance proceeds of $7.3 million during the six months ended June 30, 2009, $6.9 million of which were recognized as involuntary conversion gains.

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

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The Company had notional values of approximately $2 million and $5 million of foreign currency hedge contracts outstanding at June 30, 2009 and December 31, 2008, respectively, of which all mature in less than one year and all were designated as hedging instruments for accounting purposes. Unrealized net gains of $0.2 million and $1.0 million were recorded in accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008, respectively. No hedge ineffectiveness was recognized during the six months ended June 30, 2009.

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of June 30, 2009 and December 31, 2008, unrealized net losses of $45.5 million and $66.6 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of June 30, 2009, losses of $32.4 million are expected to be reclassified from accumulated other comprehensive loss to consolidated statement of operations within the next 12 months. No hedge ineffectiveness was recognized during the six months ended June 30, 2009.

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

The Company had 265 and 364 commodity price hedge contracts outstanding with combined notional values of $55 million and $91 million at June 30, 2009 and December 31, 2008, respectively, of which substantially all mature within one year. Of these outstanding contracts, 221 and 346 commodity price hedge contracts with combined notional values of $43 million and $83 million at June 30, 2009 and December 31, 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $9.3 million and $33.0 million were recorded in accumulated other comprehensive loss as of June 30, 2009 and December, 31, 2008, respectively. Unrealized net gains of $1.0 million and $1.9 million were recognized in “Other income (expense), net” during the three and six months ended June 30, 2009, respectively, associated with ineffectiveness on contracts designated as accounting hedges.

Other

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis, consistent with the guidance contained within FIN 39 and FSP FIN 39-1. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Other income (expense), net”. Derivative gains and losses included in accumulated other comprehensive loss for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Other income (expense), net” for outstanding hedges and “Cost of products sold” upon hedge maturity. The Company’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors and installers of automotive aftermarket parts. The Company's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s sales during the six months ended June 30, 2009. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

Adoption of SFAS 161

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures about an entity’s derivative and hedging activities. The Company adopted SFAS 161 on a prospective basis as of January 1, 2009.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives

	Balance Sheet Location	June 30 2009	December 31 2008	Balance Sheet Location	June 30 2009	December 31 2008
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments under SFAS 133:
Interest rate swap contracts		$—	$—	Other current liabilities	$(32.4)	$—
				Other noncurrent liabilities	(13.1)	(66.6)
Commodity contracts	Other current liabilities	0.5	—	Other current liabilities	(10.5)	(36.6)
Foreign exchange contracts	Other current liabilities	0.2	1.0		—	—
		$0.7	$1.0		$(56.0)	$(103.2)

Derivatives not designated as hedging instruments under SFAS 133:

Commodity contracts		$0.1	$—	Other current liabilities	$(3.3)	$(7.4)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended June 30, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments Under SFAS 133	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$10.5	Interest expense, net	$(9.1)		$—
Commodity contracts	4.1	Cost of products sold	(5.2)	Other income (expense)	1.0
Foreign exchange contracts	(0.2)	Cost of products sold	0.5		—
	$14.4		$(13.8)		$1.0

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Commodity contracts	Cost of products sold	$(2.4)

Commodity contracts	Other income (expense)	2.8

Foreign exchange contracts	Cost of products sold	0.1

Foreign exchange contracts	Other income (expense)	(0.1)
		$0.4

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the six months ended June 30, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments Under SFAS 133	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$3.2	Interest expense, net	$(17.9)		$—
Commodity contracts	10.3	Cost of products sold	(13.4)	Other income (expense)	1.9
Foreign exchange contracts	0.3	Cost of products sold	1.1		—
	$13.8		$(30.2)		$1.9

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Commodity contracts	Cost of products sold	$(4.4)

Commodity contracts	Other income (expense)	(0.2)

Foreign exchange contracts	Cost of products sold	0.1
		$(4.5)

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in SFAS 157:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities remeasured and disclosed at fair value at June 30, 2009 and December 31, 2008 are set forth in the table below:

		Asset /			Valuation
	Frequency	(Liability)	Level 2	Level 3	Technique
		(Millions of Dollars)
June 30, 2009:
Interest rate swap contracts	Recurring	$(45.5)	$(45.5)	$—	C
Commodity contracts	Recurring	(13.2)	(13.2)	—	C
Foreign exchange contracts	Recurring	0.2	0.2	—	C

December 31, 2008:
Equity method investments	Non-recurring	$220.6	$—	$220.6	C
Interest rate swap contracts	Recurring	(66.6)	(66.6)	—	C
Commodity contracts	Recurring	(44.0)	(44.0)	—	C
Foreign exchange contracts	Recurring	1.0	1.0	—	C

7.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at June 30, 2009 and December 31, 2008. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consisted of the following:

	June 30	December 31
	2009	2008
	(Millions of Dollars)

Raw materials	$165.0	$174.8
Work-in-process	132.5	131.8
Finished products	634.2	624.0
	931.7	930.6
Valuation reserves	(55.6)	(36.9)
	$876.1	$893.7

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2009 and December 31, 2008, goodwill and other intangible assets consist of the following:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets
Developed technology	$115.0	$(15.7)	$99.3	$115.0	$(10.5)	$104.5
Customer relationships	524.6	(84.4)	440.2	524.6	(65.2)	459.4
	$639.6	$(100.1)	$539.5	$639.6	$(75.7)	$563.9

Goodwill and Indefinite-Lived Intangible Assets
Goodwill			$1,052.5			$1,076.4
Trademarks and brand names			354.0			354.0
			$1,406.5			$1,430.4

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

The Company recorded amortization expense of $12.2 million and $19.2 million during the three months ended June 30, 2009 and 2008, respectively, and $24.4 million and $35.3 million during the six months ended June 30, 2009 and 2008, respectively, associated with definite-lived intangible assets. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

9.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $225 million and $221 million at June 30, 2009 and December 31, 2008, respectively, and is included in the consolidated balance sheets as “Other noncurrent assets.”

Equity in the earnings of non-consolidated affiliates amounted to $4.0 million and $16.5 million for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009, these entities generated sales of approximately $221 million, net income of approximately $13 million and at June 30, 2009 had total net assets of approximately $489 million. Dividends received from non-consolidated affiliates by the Company for the six months ended June 30, 2009 were not material. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $58 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS 141(R), Business Combinations.

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

10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30	December 31
	2009	2008
	(Millions of Dollars)

Accrued compensation	$186.1	$175.7
Restructuring reserves	105.1	113.2
Accrued rebates	99.4	103.7
Non-income taxes payable	47.4	25.2
Accrued product returns	21.9	20.7
Accrued professional services	16.1	14.2
Accrued warranty	7.7	9.2
Accrued Chapter 11 and U.K. Administration expenses	3.2	4.5
Accrued income taxes	2.4	16.7
	$489.3	$483.1

11.	DEBT

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

Also on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to sixty days after the Effective Date, were fully drawn on January 3, 2008 as the source of funds to repay or redeem the Repaid Instruments. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession (“DIP”) credit agreement of $34.3 million, and existing letters of credit issued under the Predecessor Company’s prepetition credit facility of $39.4 million, were rolled over as letters of credit under the Exit Facilities.

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

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, the Company has fixed its combined base interest and premium rate at an average of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment.

The Exit Facilities were initially negotiated by the Predecessor Company and certain of the Plan Proponents, reaching agreement on the majority of significant terms of the Exit Facilities in early 2007. Between the time the terms were agreed in early 2007 and the Effective Date, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Exit Facilities. This estimated fair value has been recorded within fresh-start reporting, and is being amortized as interest expense over the terms of each of the underlying components of the Exit Facilities.  During both the three and six months ended June 30, 2009 and 2008, the Company recognized $5.6 million and $11.1 million, respectively, in interest expense associated with the amortization of this fair value adjustment.

Debt consisted of the following:

	June 30	December 31
	2009	2008
	(Millions of Dollars)
Exit Facilities:
Revolver	$—	$—
Tranche B term loan.	1,930.6	1,940.4
Tranche C term loan.	985.0	990.0
Debt discount	(129.7)	(140.8)
Other debt, primarily foreign instruments.	76.3	80.1
	2,862.2	2,869.7
Less: short-term debt, including current maturities of long-term debt	(99.7)	(101.7)
Total long-term debt	$2,762.5	$2,768.0

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

The total commitment and amounts outstanding on the revolving credit facility are as follows:

	June 30	December 31
	2009	2008
	(Millions of Dollars)

Current Contractual Commitment	$540.0	$540.0

Outstanding:
Revolving credit facility	$—	$—
Letters of credit	6.0	46.6
Total outstanding	$6.0	$46.6

Borrowing Base on Revolving Credit Facility
Current borrowings	$—	$—
Letters of credit	6.0	46.6
Available to borrow	534.0	475.7
Total borrowing base	$540.0	$522.3

Under the Exit Facilities, the Company had $53.5 million and $56.9 million of letters of credit outstanding at June 30, 2009 and December 31, 2008, respectively; $6.0 million and $46.6 million, respectively, pertaining to the revolving credit facility and $47.5 million and $10.3 million, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

As of June 30, 2009 and December 31, 2008, the estimated fair values of the Company’s Exit Facilities were $1,924.5 and $1,362.7 million, respectively. The estimated fair values were $861.5 million lower at June 30, 2009 and $1,426.9 million lower at December 31, 2008 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of quarter-end and year-end. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

12.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2009	2008	2009	2008	2009	2008
	(Millions of Dollars)
Service cost	$6.5	$5.9	$1.9	$1.7	$0.4	$0.5
Interest cost	15.7	15.6	4.5	5.1	7.6	7.9
Expected return on plan assets	(10.8)	(18.5)	(0.6)	(0.7)	—	—
Amortization of actuarial loss (gain)	7.5	—	—	—	(0.2)	—
Net periodic benefit cost	$18.9	$3.0	$5.8	$6.1	$7.8	$8.4

Components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2009	2008	2009	2008	2009	2008
	(Millions of Dollars)
Service cost	$12.9	$11.9	$3.5	$3.4	$0.8	$1.0
Interest cost	31.4	31.1	8.7	10.0	15.2	15.7
Expected return on plan assets	(21.5)	(37.1)	(1.1)	(1.4)	—	—
Amortization of actuarial loss (gain)	15.0	—	—	—	(0.4)	—
Net periodic benefit cost	$37.8	$5.9	$11.1	$12.0	$15.6	$16.7

13.	INCOME TAXES

For the six months ended June 30, 2009, the Company recorded an income tax benefit of $5.6 million on a loss before income taxes of $99.7 million. This compares to income tax expense of $53.4 million on income before income taxes of $113.1 million in the same period of 2008. The income tax benefit for the six months ended June 30, 2009 differs from the U.S. statutory rate due primarily to non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions. The income tax benefit for the six months ended June 30, 2009 includes $12.9 million due to the required intraperiod tax allocation in jurisdictions with a loss from continuing operations, other comprehensive income and a valuation allowance. This income statement benefit was partially offset by tax expense in profitable jurisdictions.

14.	COMMITMENTS AND CONTINGENCIES

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

The Company also has identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments. The Company is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of available information from site investigations and best professional judgment.

The Company is a party to two lawsuits, one each in Ohio and Michigan, relating to insurance indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. In the Ohio lawsuit brought by the Company against a number of insurers, most of the insurer-defendants have been dismissed because of settlements that the Company has reached with them. The case is proceeding against several non-settling insurers. In the insurer-initiated Michigan lawsuit, the Company has settled with the insurer that initiated the action, and the case has been dismissed. The settlements with insurers reached by the Company during the six months ended June 30, 2009 resulted in a net recovery to the Company of $12.2 million. The Company continues to engage in settlement discussions with several of the parties remaining in the Ohio case, although no assurances can be given regarding the outcome of such discussions.

Total environmental reserves, determined on an undiscounted basis, were $24.0 million and $25.8 million at June 30, 2009 and December 31, 2008, respectively, and are included in the consolidated balance sheets as follows:

	June 30	December 31
	2009	2008
	(Millions of Dollars)

Other current liabilities	$6.8	$7.1
Other accrued liabilities (noncurrent)	17.2	18.7
	$24.0	$25.8

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At June 30, 2009, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $46 million.

Conditional Asset Retirement Obligations

The Company records conditional asset retirement obligations (“CARO”) in accordance with FASB Interpretation 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement 143 (“FIN 47”), when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold in connection with Restructuring 2009. In connection with these sites, the Company has accrued $28.1 million and $27.0 million as of June 30, 2009 and December 31, 2008, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO in accordance with SFAS 144.

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

Reserves for CARO are included in the consolidated balance sheets as follows:

	June 30	December 31
	2009	2008
	(Millions of Dollars)

Other current liabilities	$10.4	$8.9
Other accrued liabilities (noncurrent)	17.7	18.1
	$28.1	$27.0

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

15.	COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Millions of Dollars)

Net income (loss) attributable to Federal-Mogul	$3.0	$89.6	$(98.1)	$58.1

Foreign currency translation adjustments and other	132.1	46.3	34.0	115.2

Hedge instruments	28.2	35.2	44.0	41.0
Income taxes	(12.6)	(12.3)	(15.6)	(14.3)
Hedge instruments, net of tax	15.6	22.9	28.4	26.7

Postemployment benefits	7.2	—	14.4	—
Income taxes	(2.6)	—	(5.2)	—
Postemployment benefits, net of tax	4.6	—	9.2	—

	$155.3	$158.8	$(26.5)	$200.0

16.	CAPITAL STOCK

Common and Preferred Stock

The Company, under its certificate of incorporation, is authorized to issue 540,100,000 shares of capital stock consisting of 450,100,000 shares of Common Stock, $.01 par value and 90,000,000 shares of Preferred Stock, $.01 par value.

Warrants

In connection with the Plan, holders of the Predecessor Company’s common stock, Series C ESOP Convertible Preferred Shares and the 7% Convertible Junior Subordinate Debentures received warrants to purchase shares of Common Stock of the Successor Company at an exercise price equal to $45.815, exercisable through December 27, 2014. The Company issued 6,951,871 warrants as of the Effective Date, all of which remain outstanding as of June 30, 2009.

17.	STOCK-BASED COMPENSATION

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

On the Effective Date and in accordance with the Plan, the Company granted to Mr. Alapont stock options to purchase four million shares of Successor Company Common Stock at an exercise price of $19.50 (the “Granted Options”). Pursuant to the Stock Option Agreement dated as of December 27, 2007 between the Company and Mr. Alapont (the “Initial CEO Stock Option Agreement”), the Granted Options do not have an exchange feature. In lieu of options with exchange under the employment agreement, the Successor Company entered into a deferred compensation agreement with Mr. Alapont intended to be the economic equivalent of the options with exchange. Under the terms of this deferred compensation agreement, Mr. Alapont is entitled to certain distributions of Common Stock, or, at the election of Mr. Alapont, certain distributions of cash upon certain events as set forth in the Deferred Compensation Agreement dated as of December 27, 2007 between the Company and Mr. Alapont (the “Deferred Compensation Agreement”). The amount of the distributions shall be equal to the fair value of 500,000 shares of Common Stock, subject to certain adjustments and offsets, determined as of the first to occur of (1) the date on which Mr. Alapont’s employment with the Company terminates, (2) March 23, 2010, the date on which Mr. Alapont’s employment agreement with the Company expires, (3) Mr. Alapont’s death, (4) the date Mr. Alapont becomes disabled (as defined for purposes of Section 409A of the Internal Revenue Code), (5) at the election of Mr. Alapont, a change in control (as defined for purposes of Section 409A of the Internal Revenue Code), or (6) the occurrence of an unforeseeable emergency (as defined for purposes of Section 409A of the Internal Revenue Code).

On February 14, 2008, the Company entered into Amendment No. 1 to the Initial CEO Stock Option Agreement, dated as of February 14, 2008 (the “Amendment”). Pursuant to the Amendment, the exercise price for the Granted Options was increased to $29.75 per share. On February 15, 2008, the Initial CEO Stock Option Agreement as amended was cancelled by mutual written agreement of the Company and Mr. Alapont. On February 15, 2008, the Company entered into a new Stock Option Agreement with Mr. Alapont dated as of February 15, 2008 (the “New CEO Stock Option Agreement”). The New CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of the Company’s Common Stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of the Company’s Common Stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The New CEO Stock Option Agreement provides for vesting as follows: 80% of the shares of Common Stock subject to the Option are vested as of June 30, 2009, and the final 20% of the shares of Common Stock subject to the CEO Option vest on March 23, 2010.

These transactions were undertaken to comply with Internal Revenue Code Section 409A in connection with the implementation of Mr. Alapont’s employment agreement. The grant of the CEO Option was approved by the Company’s shareholders effective July 28, 2008.

The Company revalued the options granted to Mr. Alapont at June 30, 2009, resulting in a revised fair value of $12.1 million. During the three months ended June 30, 2009 and 2008, the Company recognized $4.0 million in expense and $2.7 million in income, respectively, associated with these options. During the six months ended June 30, 2009 and 2008, the Company recognized $7.4 million in expense and $1.0 million in income, respectively, associated with these options. Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the CEO Option is treated as a liability award under SFAS 123(R), and the vested portion of the CEO Option, aggregating $10.5 million, has been recorded as a liability as of June 30, 2009. The remaining $1.6 million of total unrecognized compensation cost as of June 30, 2009 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	June 30, 2009 Valuation
		Options Connected
	Plain Vanilla	To Deferred	Deferred
	Options	Compensation	Compensation

Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	67%	67%	67%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.53%	1.71%	1.71%
Expected option life (in years)	2.83	3.12	3.12

18.	INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
	(Millions of Dollars, Except Share and Per Share Amounts)

Net income (loss) attributable to Federal-Mogul shareholders	$3.0	$89.6	$(98.1)	$58.1

Weighted average shares outstanding, basic (in millions)	98.9	100.0	98.9	100.0

Incremental shares based on assumed conversion of deferred compensation stock (in millions)	0.4	0.3	0.4	0.3

Diluted shares (in millions)	99.3	100.3	99.3	100.3

Income (loss) per share:
Basic	$0.03	$0.90	$(0.99)	$0.58
Diluted	$0.03	$0.89	$(0.99)	$0.58

The Company recognized a loss for the six months ended June 30, 2009. As a result, diluted loss per common share is the same as basic loss per common share for this period as any potentially dilutive securities would reduce the loss per common share.

19.	OPERATIONS BY REPORTING SEGMENT

Prior to 2009, the Company's integrated operations were organized into six reporting segments generally corresponding to major product groups; Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, Global Aftermarket and Corporate. The Company consolidated its reporting segments from six to five reporting segments during the first quarter of 2009, eliminating the Automotive Products segment. Prior year reporting segment amounts have been reclassified to conform to the new reporting segment structure. The Company is in the process of evaluating whether this segment consolidation and the associated management changes require a reallocation of goodwill and other indefinite-lived intangibles and, if so, whether this triggers any impairment. Management believes the impact of this assessment on the financial statements will be immaterial and will formally complete the assessment and conclude during the third quarter of 2009.

The accounting policies of the reporting segments are the same as those of the Company. Revenues related to products sold from Powertrain Energy, Powertrain Sealing and Bearings, and Vehicle Safety and Protection to OE customers are recorded within the respective reporting segments. Revenues from such products sold to aftermarket customers are recorded within the Global Aftermarket segment. All product transferred into Global Aftermarket from other reporting segments is transferred at cost in the United States and at agreed-upon arm’s-length transfer prices internationally.

The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and the impact on gross margin of the fresh-start reporting valuation of inventory.

Net sales and gross margin information by reporting segment are as follows:

	Net Sales
	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Millions of Dollars)

Powertrain Energy	$320	$615	$629	$1,204
Powertrain Sealing and Bearings	183	334	367	658
Vehicle Safety and Protection	175	293	337	572
Global Aftermarket	626	753	1,209	1,420
	$1,304	$1,995	$2,542	$3,854

	Gross Margin
	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Millions of Dollars)

Powertrain Energy	$26	$110	$41	$188
Powertrain Sealing and Bearings	(3)	39	(9)	62
Vehicle Safety and Protection	45	78	80	139
Global Aftermarket	130	169	244	270
Corporate	—	—	—	3
	$198	$396	$356	$662

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to (loss) income before income taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
	(Millions of Dollars)

Powertrain Energy	$36	$115	$56	$211
Powertrain Sealing and Bearings	(1)	27	(5)	50
Vehicle Safety and Protection	43	73	76	131
Global Aftermarket	90	119	162	214
Corporate	(39)	(76)	(90)	(141)
Total Operational EBITDA	129	258	199	465

Interest expense, net	(34)	(42)	(68)	(91)
Depreciation and amortization	(81)	(83)	(158)	(171)
Restructuring charges, net	(1)	(1)	(40)	(3)
Gross margin impact of December 31, 2007 fresh-start reporting inventory adjustment	—	—	—	(68)
Chapter 11 and U.K. Administration related reorganization expenses	(1)	(3)	(2)	(13)
Expense associated with U.S. based funded pension plans	(17)	(1)	(33)	(3)
Other	2	(4)	2	(3)
(Loss) income before income taxes	$(3)	$124	$(100)	$113

Total assets by reporting segment are as follows:

	June 30	December 31
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$1,604	$1,641
Powertrain Sealing and Bearings	821	851
Vehicle Safety and Protection	1,680	1,698
Global Aftermarket	2,181	2,007
Corporate	745	1,039
	$7,031	$7,236

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “believe”, “estimate”, “expect”, “intend”, “may”, “plan”, “seek” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. The Company also, from time to time, may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Reform Act.

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

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) filed with the Securities and Exchange Commission on February 24, 2009, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report.

Overview

Federal-Mogul Corporation is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail, and off-road vehicles, as well as the worldwide aftermarket. During the six months ended June 30, 2009, the Company derived 52% of its sales from the OEM market and 48% from the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the six months ended June 30, 2009, the Company derived 42% of its sales in the United States and 58% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, Thailand and Turkey. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul offers its customers a diverse array of market-leading products for OEM and replacement parts (“aftermarket”) applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, transmission components, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers, fuel pumps, ignitions and lighting.

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

Results of Operations

Consolidated Results – Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Net sales by reporting segment were:

	Three Months Ended June 30
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$320	$615
Powertrain Sealing and Bearings	183	334
Vehicle Safety and Protection	175	293
Global Aftermarket	626	753
	$1,304	$1,995

The percentage of net sales by group and region for the three months ended June 30, 2009 and 2008 are listed below. “PTE”, “PTSB”, “VSP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2009
United States and Canada	17%	29%	24%	66%	43%
Europe	66%	58%	57%	20%	41%
Rest of World	17%	13%	19%	14%	16%

2008
United States and Canada	18%	28%	29%	64%	39%
Europe	68%	61%	56%	23%	48%
Rest of World	14%	11%	15%	13%	13%

Gross margin by reporting segment was:

	Three Months Ended June 30
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$26	$110
Powertrain Sealing and Bearings	(3)	39
Vehicle Safety and Protection	45	78
Global Aftermarket	130	169
Corporate	—	—
	$198	$396

Net sales decreased by $691 million, or 35%, to $1,304 million for the three months ended June 30, 2009 from $1,995 million in the same period of 2008. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $160 million.

In general, light and commercial vehicle OE production volume declined in all regions. Despite these production volume declines, the Company generally maintained its OE market share in all regions. Global aftermarket volumes decreased in all regions due to a combination of factors including the economic recession reducing consumer spending and the frailty of Eastern European financial markets. The combined impact of these factors was a net sales volume decline of $550 million. Net customer price increases were $19 million.

Gross margin was $198 million, or 15.2% of sales, for the three months ended June 30, 2009 and $396 million, or 19.8% of sales, in the same period of 2008. Favorable productivity in excess of labor and benefits inflation of $24 million, net customer price increases of $19 million and material sourcing savings of $12 million were more than offset by sales volume decreases that reduced margins by $209 million, increased depreciation of $14 million and pension expense of $5 million. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported gross margin by $25 million.

Reporting Segment Results – Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

The following table provides a reconciliation of changes in sales and gross margin for the three months ended June 30, 2009 compared with the three months ended June 30, 2008 for each of the Company’s reporting segments. “PTE”, “PTSB”, “VSP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively. The Company consolidated its reporting segments from six to five reporting segments during the first quarter of 2009, eliminating the Automotive Products segment. Prior year reporting segment amounts have been reclassified to conform to the new reporting segment structure.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended June 30, 2008	$615	$334	$293	$753	$—	$1,995
Sales volumes	(212)	(128)	(93)	(117)	—	(550)
Customer pricing	(14)	8	(1)	26	—	19
Foreign currency	(69)	(31)	(24)	(36)	—	(160)
Three months ended June 30, 2009	$320	$183	$175	$626	$—	$1,304

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended June 30, 2008	$110	$39	$78	$169	$—	$396
Sales volumes / mix	(73)	(47)	(42)	(47)	—	(209)
Customer pricing	(14)	8	(1)	26	—	19
Productivity, net of inflation	13	(1)	12	(3)	3	24
Materials and services sourcing	2	3	4	1	2	12
Depreciation	(8)	(5)	(2)	1	—	(14)
Pension	—	—	—	—	(5)	(5)
Foreign currency	(4)	—	(4)	(17)	—	(25)
Three months ended June 30, 2009	$26	$(3)	$45	$130	$—	$198

Powertrain Energy

Sales decreased by $295 million, or 48%, to $320 million for the second quarter of 2009 from $615 million in the same period of 2008. PTE generates approximately 85% of its revenue outside the United States and the resulting currency movements decreased reported sales by $69 million. Sales volumes decreased by $212 million due to OE production volume declines in the Americas and Europe, partially offset by slight production volume increases in Asia. Continued customer pricing pressure reduced sales by $14 million.

Gross margin decreased by $84 million to $26 million, or 8.1% of sales, for the second quarter of 2009 compared to $110 million, or 17.9% of sales, for the second quarter of 2008. The unfavorable impact of sales volumes contributed to a $73 million decrease in gross margin. Other factors contributing to the margin erosion were $14 million in customer pricing and increased depreciation of $8 million, partially offset by $13 million of productivity in excess of labor and benefits inflation.

Powertrain Sealing and Bearings

Sales decreased by $151 million, or 45%, to $183 million for the second quarter of 2009 from $334 million in the same period of 2008. Approximately 70% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements decreased reported sales by $31 million. Sales volumes decreased by $128 million due to OE production volume declines in all regions. Customer pricing increased sales by $8 million.

Gross margin decreased by $42 million to $(3) million, or (1.6)% of sales, for the second quarter of 2009 compared to $39 million, or 11.7% of sales, for the second quarter of 2008. The decrease was due to decreased sales volumes, which reduced gross margin by $47 million, and increased depreciation of $5 million. The decreases were partially offset by customer pricing increases of $8 million and materials and services sourcing of $3 million.

Vehicle Safety and Protection

Sales decreased by $118 million, or 40%, to $175 million for the second quarter of 2009 from $293 million in the same period of 2008. Approximately 75% of VSP sales are generated outside the United States and the resulting currency movements decreased reported sales by $24 million. Sales volumes fell by $93 million due to lower OE production in all regions.

Gross margin decreased by $33 million to $45 million, or 25.7% of sales, for the second quarter of 2009 compared to $78 million, or 26.6% of sales, for the second quarter of 2008. The adverse impact on margin of $42 million due to reduced sales volumes, which includes $5 million of reduced margin due to lower shipments to Global Aftermarket, was partially offset by favorable productivity in excess of labor and benefits inflation of $12 million.

Global Aftermarket

Sales decreased by $127 million, or 17%, to $626 million for the second quarter of 2009, from $753 million in the same period of 2008. This decrease was caused by decreased sales volumes in all regions of $117 million due to a combination of factors including the economic recession reducing consumer spending and the frailty of Eastern European financial markets, and unfavorable foreign currency movements of $36 million, partially offset by customer price increases of $26 million.

Gross margin decreased by $39 million to $130 million, or 20.8% of sales, for the second quarter of 2009 compared to $169 million, or 22.4% of sales, in the same period of 2008. The impact of lower sales volumes reduced gross margin by $47 million and unfavorable foreign currency movements of $17 million were partially offset by customer pricing increases of $26 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $170 million, or 13.0% of net sales, for the second quarter of 2009 as compared to $212 million, or 10.6% of net sales, for the same quarter of 2008. Increased pension expense of $11 million was more than offset by favorable productivity in excess of labor and benefits inflation of $38 million, favorable foreign currency movements of $14 million and sourcing savings of $1 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $34 million for the second quarter of 2009 compared with $47 million for the same period in 2008. As a percentage of OE sales, R&D was 5% and 4% for the quarters ended June 30, 2009 and 2008, respectively.

Other Income (Expense), Net

Other income (expense), net was $15 million in the second quarter of 2009 compared to $(1) million for the second quarter of 2008.

During the second quarter of 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain, which the Company recognized in other income.

During 2008, a fire occurred at a plant in Europe. The Company received insurance proceeds of $4 million during the second quarter of June 30, 2009, which were recognized as involuntary conversion gains.

Interest Expense, Net

Net interest expense was $34 million in the second quarter of 2009 compared to $43 million for the second quarter of 2008. The decrease is due to lower average interest rates.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended June 30, 2009:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of dollars)

Balance at March 31, 2009	$47.1	$48.3	$18.7	$7.6	$3.9	$125.6
Provisions	5.2	10.4	6.5	1.7	1.4	25.2
Reversals	(11.2)	(9.8)	(2.0)	(0.8)	—	(23.8)
Payments	(7.6)	(11.1)	(6.7)	(2.5)	(1.3)	(29.2)
Foreign currency	3.8	3.0	0.4	0.2	(0.1)	7.3

Balance at June 30, 2009	$37.3	$40.8	$16.9	$6.2	$3.9	$105.1

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Chapter 11 and U.K. Administration Related Reorganization Expenses

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, and other directly related internal costs. The Company will continue to incur expenses in connection with completing distributions pursuant to the Plan.

	Three Months Ended
	June 30
	2009	2008
	(Millions of Dollars)

Professional fees directly related to Chapter 11 and UK Administration	$1.6	$3.2

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $2 million and $8 million for the three months ended June 30, 2009 and 2008, respectively.

Income Taxes

For the three months ended June 30, 2009, the Company recorded an income tax benefit of $9.7 million on a loss before income taxes of $3.0 million. This compares to income tax expense of $33.8 million on income before income taxes of $124.3 million in the same period of 2008. The income tax benefit for the three months ended June 30, 2009 differs from the U.S. statutory rate due primarily to non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions. The income tax benefit for the three months ended June 30, 2009 includes $11.7 million due to the required intraperiod tax allocation in jurisdictions with a loss from continuing operations, other comprehensive income and a valuation allowance. This income statement benefit was partially offset by tax expense in profitable jurisdictions.

Consolidated Results – Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Net sales by reporting segment were:

	Six Months Ended June 30
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$629	$1,204
Powertrain Sealing and Bearings	367	658
Vehicle Safety and Protection	337	572
Global Aftermarket	1,209	1,420
	$2,542	$3,854

The percentage of net sales by group and region for the six months ended June 30, 2009 and 2008 are listed below. “PTE”, “PTSB”, “VSP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2009
United States and Canada	20%	32%	28%	66%	45%
Europe	64%	56%	56%	19%	40%
Rest of World	16%	12%	16%	15%	15%

2008
United States and Canada	19%	29%	29%	64%	39%
Europe	67%	60%	56%	23%	48%
Rest of World	14%	11%	15%	13%	13%

Gross margin by reporting segment was:

	Six Months Ended June 30
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$41	$188
Powertrain Sealing and Bearings	(9)	62
Vehicle Safety and Protection	80	139
Global Aftermarket	244	270
Corporate	—	3
	$356	$662

Net sales decreased by $1,312 million, or 34%, to $2,542 million for the six months ended June 30, 2009 from $3,854 million in the same period of 2008. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $324 million.

In general, light and commercial vehicle OE production volumes declined in all regions. Despite these production volume declines, the Company generally maintained its OE market share in all regions. Global aftermarket volumes decreased due to a combination of factors including the economic recession reducing consumer spending and the frailty of Eastern European financial markets. The combined impact of these factors was a net sales volume decline of $1,010 million. Net customer price increases were $22 million.

Gross margin was $356 million, or 14.0% of sales, for the six months ended June 30, 2009 and $662 million, or 17.2% of sales, in the same period of 2008. Favorable productivity in excess of labor and benefits inflation of $46 million and net customer price increases of $22 million were more than offset by sales volume decreases that reduced margins by $368 million, increased depreciation of $16 million and pension expense of $5 million. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported gross margin by $47 million.

In connection with fresh-start reporting completed as of December 31, 2007, inventory balances as of that date were increased by $68 million. During the three months ended March 31, 2008, the Company recognized $68 million in additional cost of goods sold, which reduced gross margin by the same. The non-recurrence of this one-time event has resulted in an increase in gross margin for the six months ended June 30, 2009 when compared to the same period of 2008.

Reporting Segment Results – Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

The following table provides a reconciliation of changes in sales and gross margin for the six months ended June 30, 2009 compared with the six months ended June 30, 2008 for each of the Company’s reporting segments. “PTE”, “PTSB”, “VSP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively. The Company consolidated its reporting segments from six to five reporting segments during the first quarter of 2009, eliminating the Automotive Products segment. Prior year reporting segment amounts have been reclassified to conform to the new reporting segment structure.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Six months ended June 30, 2008	$1,204	$658	$572	$1,420	$—	$3,854
Sales volumes	(417)	(241)	(184)	(168)	—	(1,010)
Customer pricing	(19)	10	—	31	—	22
Foreign currency	(139)	(60)	(51)	(74)	—	(324)
Six months ended June 30, 2009	$629	$367	$337	$1,209	$—	$2,542

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Gross Margin
Six months ended June 30, 2008	$188	$62	$139	$270	$3	$662
Sales volumes / mix	(139)	(87)	(73)	(69)	—	(368)
Customer pricing	(19)	10	—	31	—	22
Productivity, net of inflation	16	7	22	(2)	3	46
Materials and services sourcing	(2)	(1)	(3)	1	(1)	(6)
Depreciation	(9)	(5)	(3)	1	—	(16)
Pension	—	—	—	—	(5)	(5)
Non-recurrence of 2008 fresh-start reporting impact on inventory	11	7	5	45	—	68
Foreign currency	(5)	(2)	(7)	(33)	—	(47)
Six months ended June 30, 2009	$41	$(9)	$80	$244	$—	$356

Powertrain Energy

Sales decreased by $575 million, or 48%, to $629 million for the six months ended June 30, 2009 from $1,204 million in the same period of 2008. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements decreased reported sales by $139 million. Sales volumes decreased by $417 million due to OE production volume declines in all regions. Continued customer pricing pressure reduced sales by $19 million.

Gross margin decreased by $147 million to $41 million, or 6.5% of sales, for the six months ended June 30, 2009 compared to $188 million, or 15.6% of sales, in the same period of 2008. The unfavorable impact of sales volumes contributed to a $139 million decrease in gross margin, while the non-recurrence of the 2008 fresh-start reporting impact on inventory increased reported gross margin by $11 million. Other factors contributing to the margin erosion were $19 million in customer pricing and $9 million in increased depreciation, partially offset by $16 million of productivity in excess of labor and benefits inflation.

Powertrain Sealing and Bearings

Sales decreased by $291 million, or 44%, to $367 million for the six months ended June 30, 2009 from $658 million in the same period of 2008. Approximately 70% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements decreased reported sales by $60 million. Sales volumes decreased by $241 million due to OE production volume declines in all regions. Customer pricing increased sales by $10 million.

Gross margin decreased by $71 million to $(9) million, or (2.5)% of sales, for the six months ended June 30, 2009 compared to $62 million, or 9.4% of sales, in the same period of 2008. The decrease was due to decreased sales volumes, which reduced gross margin by $87 million and increased depreciation of $5 million. The decreases were partially offset by productivity in excess of labor and benefits inflation of $7 million, customer price increases of $10 million and the non-recurrence of the 2008 fresh-start reporting impact on inventory, which increased reported gross margin by $7 million.

Vehicle Safety and Protection

Sales decreased by $235 million, or 41%, to $337 million for the six months ended June 30, 2009 from $572 million in the same period of 2008. Approximately 75% of VSP sales are generated outside the United States and the resulting currency movements decreased reported sales by $51 million. Sales volumes fell by $184 million due to lower OE production in all regions.

Gross margin decreased by $59 million to $80 million, or 23.7% of sales, for the six months ended June 30, 2009 compared to $139 million, or 24.3% of sales, in the same period of 2008. The adverse impact on margin of $73 million due to reduced sales volumes was partially offset by favorable productivity in excess of labor and benefits inflation of $22 million and the non-recurrence of the 2008 fresh-start reporting impact on inventory increased reported gross margin by $5 million.

Global Aftermarket

Sales decreased by $211 million, or 15%, to $1,209 million for the six months ended June 30, 2009, from $1,420 million in the same period of 2008. This change was caused by decreased sales volumes in all regions totaling $168 million due to a combination of factors including the economic recession reducing consumer spending and the frailty of Eastern European financial markets, and unfavorable foreign currency movements of $74 million, partially offset by customer price increases of $31 million.

Gross margin decreased by $26 million to $244 million, or 20.2% of sales, for the six months ended June 30, 2009 compared to $270 million, or 19.0% of sales, in the same period of 2008. The non-recurrence of the 2008 fresh-start reporting impact on inventory increased reported gross margin by $45 million and customer price increases of $31 million were more than offset due to the adverse impact on margin of $69 million caused by reduced sales volumes and unfavorable foreign currency movements of $33 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $354 million, or 13.9% of net sales, for the six months ended June 30, 2009 as compared to $421 million, or 10.9% of net sales, for the same period of 2008. Increased pension expense of $27 million was more than offset by favorable productivity in excess of labor and benefits inflation of $64 million, favorable foreign currency movements of $29 million and sourcing savings of $1 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $69 million for the six months ended June 30, 2009 compared with $95 million for the same period in 2008. As a percentage of OE sales, R&D was 5% and 4% for the six months ended June 30, 2009 and 2008, respectively.

Other Income (Expense), Net

Other income (expense), net was $30 million in the six months ended June 30, 2009 compared to $(3) million for the six months ended June 30, 2008.

The Company is a party to two lawsuits, one each in Ohio and Michigan, relating to insurance indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. In the Ohio lawsuit brought by the Company against a number of insurers, most of the insurer-defendants have been dismissed because of settlements that the Company has reached with them. The case is proceeding against several non-settling insurers. In the insurer-initiated Michigan lawsuit, the Company has settled with the insurer that initiated the action, and the case has been dismissed. The settlements with insurers reached by the Company during the six months ended June 30, 2009 resulted in a net recovery to the Company of $12 million. The Company continues to engage in settlement discussions with several of the parties remaining in the Ohio case, although no assurances can be given regarding the outcome of such discussions.

During the second quarter of 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain, which the Company recognized in other income.

During 2008, a fire occurred at a plant in Europe. The Company received insurance proceeds of $7 million during the six months ended June 30, 2009, which were recognized as involuntary conversion gains.

Interest Expense, Net

Net interest expense was $68 million in the six months ended June 30, 2009 compared to $90 million for the same period of 2008. The decrease is due to lower average interest rates.

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

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the six months ended June 30, 2009:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of dollars)

Balance at December 31, 2008	$34.2	$47.2	$22.0	$4.8	$5.0	$113.2
Provisions	26.2	8.8	3.6	4.2	0.4	43.2
Reversals	(4.4)	(0.1)	(0.3)	—	(0.1)	(4.9)
Payments	(7.6)	(4.9)	(6.2)	(1.4)	(1.5)	(21.6)
Foreign currency	(1.3)	(2.7)	(0.4)	—	0.1	(4.3)
Balance at March 31, 2009	$47.1	$48.3	$18.7	$7.6	$3.9	$125.6
Provisions	5.2	10.4	6.5	1.7	1.4	25.2
Reversals	(11.2)	(9.8)	(2.0)	(0.8)	—	(23.8)
Payments	(7.6)	(11.1)	(6.7)	(2.5)	(1.3)	(29.2)
Foreign currency	3.8	3.0	0.4	0.2	(0.1)	7.3

Balance at June 30, 2009	$37.3	$40.8	$16.9	$6.2	$3.9	$105.1

The Company’s restructuring reserve balances are principally comprised of severance and employee-related costs.

Chapter 11 and U.K. Administration Related Reorganization Expenses

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, and other directly related internal costs. The Company will continue to incur expenses in connection with completing distributions pursuant to the Plan.

	Six Months Ended
	June 30
	2009	2008
	(Millions of Dollars)

Professional fees directly related to Chapter 11 and UK Administration	$2.4	$13.0

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $4 million and $32 million for the six months ended June 30, 2009 and 2008, respectively.

Income Tax Expense

For the six months ended June 30, 2009, the Company recorded an income tax benefit of $5.6 million on a loss before income taxes of $99.7 million. This compares to income tax expense of $53.4 million on income before income taxes of $113.1 million in the same period of 2008. The income tax benefit for the six months ended June 30, 2009 differs from the U.S. statutory rate due primarily to non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions. The income tax benefit for the six months ended June 30, 2009 includes $12.9 million due to the required intraperiod tax allocation in jurisdictions with a loss from continuing operations, other comprehensive income and a valuation allowance. This income statement benefit was partially offset by tax expense in profitable jurisdictions.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 14 of the consolidated financial statements, “Commitments and Contingencies”.

Liquidity and Capital Resources

Cash Flow

Cash flow used by operating activities was $119 million for the six months ended June 30, 2009 compared to cash provided from operating activities of $258 million for the comparable period of 2008. The most significant factors contributing to operating activity cash flows during the six months ended June 30, 2008 are those in relation to emergence from Chapter 11. Cash (used by) provided from operations, excluding the impacts of emergence related cash flows, is shown below:

	Six Months Ended June 30
	2009	2008
	(Millions of Dollars)

Net cash (used by) provided from operating activities:	$(119)	$258

Adjustments:
Cash received from 524(g) Trust	—	(225)
Net payments for implementation of the Plan, including settlement of non-debt liabilities subject to compromise	10	17

Cash (used by) provided from operations, excluding the impacts of the Plan	$(109)	$50

Working Capital

The cash outflow due to changes in accounts receivable in the six months ended June 30, 2009 of $105 million is comprised of two major elements as follows:

•	Days sales outstanding increased over year-end 2008 by 3 days, which accounted for about $45 million of the cash outflow
•
Excluding the impact of foreign exchange, increased sales revenue in the last two months of the second quarter of 2009 as compared to the last two months of 2008 accounted for about $60 million of the cash outflow

The cash outflow due to changes in accounts payable in the six months ended June 30, 2009 of $138 million is comprised of two major elements as follows:

•
Days payables outstanding decreased over year-end 2008 by 13 days, which accounted for about $155 million of the cash outflow, including settlement of non-debt liabilities subject to compromise of about $15 million

•
Excluding the impact of foreign exchange, increased purchasing in the last two months of the second quarter of 2009 as compared to the last two months of 2008 accounted for about $17 million of a partially offsetting cash inflow

Cash flow used by investing activities was $81 million for the first six months of 2009, compared to cash used by investing activities of $142 million for the comparable period of 2008.

Cash flow used by financing activities was $24 million for the first six months of 2009, compared to cash provided from financing activities of $292 million for the comparable period of 2008.

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

Also on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to sixty days after the Effective Date, were fully drawn on January 3, 2008 as the source of funds to repay or redeem the Repaid Instruments. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession (“DIP”) credit agreement of $34.3 million, and existing letters of credit issued under the Predecessor Company’s prepetition credit facility of $39.4 million, were rolled over as letters of credit under the Exit Facilities.

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

Other Liquidity and Capital Resource Items

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investment in these affiliates approximates $225 million and $221 million at June 30, 2009 and December 31, 2008, respectively. Dividends received from non-consolidated affiliates by the Company during the six months ended June 30, 2009 were not material.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $58 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with SFAS 141(R), Business Combinations.

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

The Company’s subsidiaries in Brazil, France, Germany, India, Italy and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $209 million and $222 million as of June 30, 2009 and December 31, 2008, respectively. Of those gross amounts, $188 million and $209 million, respectively, were factored without recourse and treated as sales under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. The Company had drawings against all of its factored receivables as of June 30, 2009. The Company had outstanding factored amounts of $8 million for which cash had not yet been drawn as of December 31, 2008. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within “Other income (expense), net.”

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

As currency exchange rates change, translation of the statements of operations of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive income (loss) was increased by $34 million and $115 million for the six months ended June 30, 2009 and 2008, respectively. The changes were due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the euro and British Pound.

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The effect of changes in the estimated fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during the six months ended June 30, 2009 and 2008. The Company had notional values of approximately $2 million and $5 million of foreign currency hedge contracts outstanding at June 30, 2009 and December 31, 2008, respectively, that were designated as hedging instruments for accounting purposes. As such, unrealized net losses of $0.2 million and $1.0 million were recorded in accumulated other comprehensive loss as of June 30, 2009 and December 31, 2008, respectively. No hedge ineffectiveness was recognized during the six months ended June 30, 2009.

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

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of June 30, 2009 and December 31, 2008, unrealized net losses of $45.5 million and $66.6 million, respectively, were recorded in accumulated other comprehensive loss as a result of these hedges. As of June 30, 2009, losses of $32.4 million are expected to be reclassified from accumulated other comprehensive loss to consolidated statement of operations within the next 12 months. No hedge ineffectiveness was recognized during the six months ended June 30, 2009.

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

The Company had 265 and 364 commodity price hedge contracts outstanding with a combined notional value of $55 million and $91 million at June 30, 2009 and December 31, 2008, respectively, of which substantially all mature within one year. Of these outstanding contracts, 221 and 346 commodity price hedge contracts with a combined notional value of $43 million and $83 million at June 30, 2009 and December 31, 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $9.3 million and $33.0 million were recorded in accumulated other comprehensive loss as of June 30, 2009 and December, 31, 2008, respectively. Unrealized net gains of $1.0 million and $1.9 million were recognized in “Other income (expense), net” during the three and six months ended June 30, 2009, respectively, associated with ineffectiveness on contracts designated as accounting hedges.

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

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of June 30, 2009, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company's internal control over financial reporting that occurred during the fiscal three and six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the six months ended June 30, 2009.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 14, that is included in Part I of this report, is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held May 29, 2009, stockholders elected nine incumbent directors for a one-year term. The vote tabulation is as follows:

Nominee	For	Withheld
Carl C. Icahn	91,580,004	4,753,851
José Maria Alapont	91,972,118	4,361,737
George Feldenkreis	93,310,716	3,023,139
Vincent J. Intrieri	91,620,116	4,713,739
J. Michael Laisure	93,325,761	3,008,094
Keith A. Meister	91,744,444	4,589,411
David S. Schechter	91,745,824	4,588,031
Neil S. Subin	93,343,513	2,990,342
James H. Vandenberghe	93,152,439	3,181,416

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

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

Dated:    July 30, 2009