Form 10-Q
period 2009-09-30
FEDERAL MOGUL CORP
filed 2009-10-30
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
Yes ☒   No ☐

As of October 29, 2009, there were 99,404,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Three and Nine Months Ended September 30, 2009

INDEX

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$1,380.0	$1,692.0	$3,922.0	$5,546.4
Cost of products sold	(1,168.4)	(1,413.1)	(3,354.9)	(4,605.5)

Gross margin	211.6	278.9	567.1	940.9

Selling, general and administrative expenses	(172.5)	(191.7)	(526.9)	(612.8)
Interest expense, net	(32.5)	(46.6)	(100.3)	(137.2)
Amortization expense	(12.2)	(21.4)	(36.6)	(56.7)
Chapter 11 and U.K. Administration related reorganization expenses	(0.4)	(2.3)	(2.8)	(15.3)
Equity earnings of non-consolidated affiliates	5.4	4.2	9.3	20.7
Restructuring, net	1.4	(11.3)	(38.4)	(14.0)
Other income, net	8.7	15.7	38.5	13.0

Income (loss) before income taxes	9.5	25.5	(90.1)	138.6
Income tax benefit (expense)	5.8	(18.3)	11.4	(71.7)

Net income (loss)	15.3	7.2	(78.7)	66.9
Less net income attributable to noncontrolling interests	(4.9)	(3.6)	(8.9)	(5.2)

Net income (loss) attributable to Federal-Mogul	$10.4	$3.6	$(87.6)	$61.7

Income (loss) per common share:
Basic	$0.11	$0.04	$(0.89)	$0.62
Diluted	$0.10	$0.04	$(0.89)	$0.62

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Balance Sheets (Unaudited)

	September 30 2009	December 31 2008
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$784.3	$888.2
Accounts receivable, net	1,083.3	938.7
Inventories, net	841.3	893.7
Prepaid expenses and other current assets	238.9	267.4
Total current assets	2,947.8	2,988.0

Property, plant and equipment, net	1,890.7	1,910.6
Goodwill and other indefinite-lived intangible assets	1,398.6	1,430.4
Definite-lived intangible assets, net	527.3	563.9
Other noncurrent assets	326.0	342.7

	$7,090.4	$7,235.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$102.3	$101.7
Accounts payable	503.1	622.5
Accrued liabilities	464.0	483.1
Current portion of postemployment benefit liability	61.7	61.0
Other current liabilities	165.3	173.8
Total current liabilities	1,296.4	1,442.1

Long-term debt	2,759.9	2,768.0
Postemployment benefits	1,279.9	1,240.1
Long-term portion of deferred income taxes	537.3	553.4
Other accrued liabilities	179.8	235.9

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 99,404,500 outstanding shares as of September 30, 2009 and December 31, 2008)	1.0	1.0
Additional paid-in capital, including warrants	2,122.7	2,122.7
Accumulated deficit	(555.5)	(467.9)
Accumulated other comprehensive loss	(577.1)	(688.0)
Treasury stock, at cost	(16.7)	(16.7)
Total Federal-Mogul shareholders’ equity	974.4	951.1
Noncontrolling interests	62.7	45.0
Total shareholders’ equity	1,037.1	996.1

	$7,090.4	$7,235.6

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2009	2008
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net (loss) income	$(78.7)	$66.9
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization	240.5	265.8
Cash received from 524(g) Trust	—	225.0
Change in postemployment benefits, including pensions	46.2	8.5
Change in deferred taxes	(22.3)	1.7
Gain on sale of debt investment	(7.9)	—

Changes in operating assets and liabilities:
Accounts receivable	(117.8)	(107.9)
Inventories	77.2	21.9
Accounts payable	(106.3)	(75.9)
Other assets and liabilities	17.3	(30.7)
Net Cash Provided From Operating Activities	48.2	375.3

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(145.7)	(240.2)
Net settlement from sale of debt investment	7.9	—
Net proceeds from the sale of property, plant and equipment	0.9	10.9
Payments to acquire business	—	(4.7)
Net Cash Used By Investing Activities	(136.9)	(234.0)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on exit facilities	—	2,082.0
Repayment of Tranche A, Revolver and PIK Notes	—	(1,790.8)
Principal payments on exit facilities	(22.2)	(22.2)
Decrease in other long-term debt	(2.7)	(9.2)
Decrease in short-term debt	(2.1)	(0.2)

Purchase of treasury stock	—	(16.7)
Net payments from factoring arrangements	(5.9)	(15.5)
Debt amendment/issuance fees	(1.0)	(0.6)
Net Cash (Used By) Provided From Financing Activities	(33.9)	226.8

Effect of foreign currency exchange rate fluctuations on cash	18.7	(12.0)

(Decrease) increase in cash and equivalents	(103.9)	356.1

Cash and equivalents at beginning of period	888.2	425.4

Cash and equivalents at end of period	$784.3	$781.5

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2009

1.	BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

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

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $215 million and $222 million as of September 30, 2009 and December 31, 2008, respectively. Of those gross amounts, $194 million and $209 million, respectively, were factored without recourse and treated as sales. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. As of September 30, 2009 and December 31, 2008, the Company had outstanding factored amounts of $3 million and $8 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within “Other income, net.”

Controlling Ownership: Mr. Carl C. Icahn indirectly controls approximately 75% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.

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

Equity and Comprehensive Income:  The following table presents a rollforward of the changes in equity for the nine months ended September 30, 2009, including changes in the components of comprehensive income (also contained in Note 15). In accordance with FASB ASC Topic 810, Consolidation, amounts attributable to the Company’s shareholders and to the noncontrolling interests are as follows:

	Total	Federal-Mogul Shareholders’ Equity	Non- Controlling Interests
	(Millions of Dollars)

Equity balance as of December 31, 2008	$996.1	$951.1	$45.0
Comprehensive income:
Net (loss) income	(78.7)	(87.6)	8.9
Foreign currency translation adjustments and other	68.6	68.6	—
Hedge instruments, net of tax	28.4	28.4	—
Postemployment benefits, net of tax	13.9	13.9	—
	32.2	23.3	8.9
Capital investment in subsidiary	8.8	—	8.8
Equity balance as of September 30, 2009	$1,037.1	$974.4	$62.7

Adoption of New Accounting Pronouncements: In July 2009, the Financial Accounting Standards Board (“FASB”) released the authoritative version of the FASB Accounting Standards Codification (“FASB ASC”) as the single source of authoritative nongovernmental US GAAP. The FASB ASC supersedes all existing accounting standard documents recognized by the FASB. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. All other non-SEC accounting literature not included in the FASB ASC will be considered nonauthoritative. The FASB ASC is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of the FASB ASC had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued guidance now codified within FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC Topic 820, which provides for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FASB ASC Topic 820 effective December 31, 2007 in connection with its fresh-start reporting. Pursuant to the requirements of FASB ASC Topic 820, the Company adopted these provisions with respect to its non-financial assets and non-financial liabilities effective January 1, 2009. The implementation of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance now codified within FASB ASC Topic 810, Consolidation, which requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified. In addition, FASB ASC Topic 810 requires that the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. These provisions of FASB ASC Topic 810 are effective for financial statements issued for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of FASB ASC Topic 810 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued guidance now codified as FASB ASC Topic 815, Derivatives and Hedging, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. FASB ASC Topic 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted these provisions of FASB ASC Topic 815 on a prospective basis as of January 1, 2009. The adoption of FASB ASC Topic 815 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, Financial Instruments, which extends the existing disclosure requirements under FASB ASC Topic 825 to interim financial statements. The new guidance is effective for financial statements issued for interim periods ending after June 15, 2009. The adoption of these provisions of FASB ASC Topic 825 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, Subsequent Events, which defines and establishes the period after the balance sheet date during which management of a reporting entity evaluates transactions and events for potential disclosure in the financial statements in addition to disclosing the date through which such events have been evaluated. The guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FASB ASC Topic 855 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In accordance with FASB ASC Topic 855, the Company has evaluated subsequent events through October 29, 2009, which is the date on which these financial statements were issued.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(Millions of Dollars)

Professional fees directly related to Chapter 11 and U.K. Administration	$0.4	$2.3	$2.8	$15.3

3.	FRESH-START REPORTING

The Predecessor Company’s emergence from bankruptcy resulted in a new reporting entity for accounting purposes and the adoption of fresh-start reporting. Since the reorganization value of the assets of the Successor Company immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity, the Successor Company adopted fresh-start reporting.

In accordance with fresh-start reporting, the Company’s reorganization value has been allocated to existing assets. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor Company’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan. The excess of reorganization value over the value of net tangible and identifiable intangible assets and liabilities has been recorded as goodwill in the accompanying consolidated balance sheets.

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

The costs contained within “Restructuring, net” in the Company’s consolidated statements of operations are comprised of two types: employee costs (principally contractual termination benefits) and facility closure costs. Contractual termination benefits are accounted for in accordance with FASB ASC paragraph 712.10.25-2 and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Facility closure and other costs are accounted for in accordance with FASB ASC paragraphs 420.10.25-14 and 420.10.25-15 and are recorded when the liability is incurred.

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded reserves of $39.1 million and $2.3 million were reversed for the nine months ended September 30, 2009 and 2008, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions and government agencies, which reduced the level of originally committed actions; changes in ability to execute certain actions due to changes in business climate and changes in approach to accomplish restructuring activities.

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

During the three and nine months ended September 30, 2009, the Company recorded $(1.4) million and $38.4 million, respectively, in net restructuring, of which $(2.6) million and $37.0 million, respectively, were employee costs, and $1.2 million and $1.4 million, respectively, were facility closure costs. The following tables provide a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2009 by reporting segment and by type of cost. “PTE”, “PTSB”, “VSP”, and “GA” represent the Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket reporting segments, respectively. As disclosed in Note 19, the Company consolidated its reporting segments from six to five during the first quarter of 2009, eliminating the Automotive Products segment. Prior year reporting segment amounts have been reclassified to conform to the new reporting segment structure.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2008	$34.2	$47.2	$22.0	$4.8	$5.0	$113.2
Provisions	26.2	8.8	3.6	4.2	0.4	43.2
Reversals	(4.4)	(0.1)	(0.3)	—	(0.1)	(4.9)
Payments	(7.6)	(4.9)	(6.2)	(1.4)	(1.5)	(21.6)
Foreign currency	(1.3)	(2.7)	(0.4)	—	0.1	(4.3)
Balance at March 31, 2009	47.1	48.3	18.7	7.6	3.9	125.6
Provisions	5.2	10.5	6.5	1.7	1.4	25.3
Reversals	(11.2)	(9.8)	(2.0)	(0.8)	—	(23.8)
Payments	(7.6)	(11.2)	(6.7)	(2.5)	(1.3)	(29.3)
Foreign currency	3.8	3.0	0.4	0.2	(0.1)	7.3
Balance at June 30, 2009	37.3	40.8	16.9	6.2	3.9	105.1
Provisions	1.1	0.1	6.2	0.7	0.9	9.0
Reversals	—	(0.4)	(9.8)	(0.2)	—	(10.4)
Payments	(9.1)	(11.1)	(4.2)	(1.7)	(1.0)	(27.1)
Foreign currency	1.2	1.0	0.1	—	—	2.3

Balance at September 30, 2009	$30.5	$30.4	$9.2	$5.0	$3.8	$78.9

	Employee	Facility Closure	Total
	(Millions of Dollars)

Balance at December 31, 2008	$113.2	$—	$113.2
Provisions	76.1	1.4	77.5
Reversals	(39.1)	—	(39.1)
Payments	(76.6)	(1.4)	(78.0)
Foreign currency	5.3	—	5.3
Balance at September 30, 2009	$78.9	$—	$78.9

Activities under Global “Restructuring 2009” Program

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September 2008 and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009”, designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. This plan, when combined with other workforce adjustments, is expected to reduce the Company’s global workforce by approximately 8,600 positions. During the three and nine months ended September 30, 2009, the Company recorded $(2.4) million and $37.3 million, respectively, in net restructuring associated with Restructuring 2009, of which $(3.6) million and $36.1 million, respectively, were employee costs, and $1.2 million and $1.2 million, respectively, were facility closure costs. The Company expects to incur additional restructuring charges up to $7.0 million through 2010, of which $5.1 million are expected to be facility closure costs and $1.9 million are expected to be employee costs. As the majority of the Restructuring 2009 costs are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs. The following is a summary of the Company’s Restructuring 2009 reserves and related activity as of and for the three and nine months ended September 30, 2009:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2008	$33.2	$44.1	$21.9	$4.8	$2.8	$106.8
Provisions	25.8	8.8	3.3	4.2	0.5	42.6
Reversals	(4.3)	(0.1)	(0.3)	—	—	(4.7)
Payments	(6.6)	(4.8)	(5.9)	(1.3)	(1.3)	(19.9)
Foreign currency	(1.3)	(2.3)	(0.5)	(0.1)	—	(4.2)
Balance at March 31, 2009	46.8	45.7	18.5	7.6	2.0	120.6
Provisions	4.9	10.2	6.2	1.7	1.4	24.4
Reversals	(11.2)	(8.6)	(2.0)	(0.8)	—	(22.6)
Payments	(6.5)	(10.4)	(6.3)	(2.5)	(1.2)	(26.9)
Foreign currency	3.0	2.6	0.4	0.2	(0.1)	6.1
Balance at June 30, 2009	37.0	39.5	16.8	6.2	2.1	101.6
Provisions	1.1	—	5.8	0.3	0.8	8.0
Reversals	—	(0.4)	(9.8)	(0.2)	—	(10.4)
Payments	(9.0)	(11.1)	(3.7)	(1.3)	(0.8)	(25.9)
Foreign currency	1.2	1.2	0.1	—	—	2.5

Balance at September 30, 2009	$30.3	$29.2	$9.2	$5.0	$2.1	$75.8

Net charges (reversals) related to Restructuring 2009 are as follows:

	Total Expected Costs	Incurred During 2008	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Estimated Additional Charges
	(Millions of Dollars)

Powertrain Energy	$56.2	$38.6	$21.5	$(6.3)	$1.1	$1.3
Powertrain Sealing and Bearings	60.5	45.9	8.7	1.6	(0.4)	4.7
Vehicle Safety and Protection	35.4	31.2	3.0	4.2	(4.0)	1.0
Global Aftermarket	12.3	7.1	4.2	0.9	0.1	—
Corporate	6.7	4.0	0.5	1.4	0.8	—
	$171.1	$126.8	$37.9	$1.8	$(2.4)	$7.0

5.	OTHER INCOME, NET

The specific components of “Other income, net” are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(Millions of Dollars)

Environmental claims settlements	$0.1	$15.8	$12.4	$16.3
Gain on sale of debt investment	—	—	7.9	—
Gain on involuntary conversion	0.3	—	7.2	—
Unrealized gain (loss) on hedge instruments	3.0	(1.5)	4.7	(2.3)
Accounts receivable discount expense	(1.1)	(2.3)	(3.2)	(7.1)
Adjustment of assets to fair value	(0.8)	—	(1.3)	—
Foreign currency exchange	2.6	(5.2)	(0.2)	(10.3)
Other	4.6	8.9	11.0	16.4
	$8.7	$15.7	$38.5	$13.0

The Company has commenced a lawsuit in Ohio against a number of insurers relating to insurance indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. Most of the insurer-defendants in this lawsuit have been dismissed because of settlements that the Company has reached with them. The case is proceeding against several non-settling insurers. The settlements with insurers reached by the Company during the nine months ended September 30, 2009 resulted in a net recovery to the Company of $12.4 million. The Company continues to engage in settlement discussions with several of the parties remaining in the case, although no assurances can be given regarding the outcome of such discussions.

During the second quarter of 2009, an affiliate purchased and sold debt investments on the Company’s behalf for approximately $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for a $7.9 million net gain, which the Company recognized in other income.

During 2008, a fire occurred at a plant in Europe. The Company received insurance proceeds of $7.6 million during the nine months ended September 30, 2009, $7.2 million of which were recognized as involuntary conversion gains.

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

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The Company had notional values of approximately $10 million and $5 million of foreign currency hedge contracts outstanding at September 30, 2009 and December 31, 2008, respectively, of which substantially all mature in less than one year and all were designated as hedging instruments for accounting purposes. Unrealized net losses of $0.3 million and unrealized net gains of $1.0 million were recorded in “Accumulated other comprehensive loss” as of September 30, 2009 and December 31, 2008, respectively. No hedge ineffectiveness was recognized during the nine months ended September 30, 2009.

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of September 30, 2009 and December 31, 2008, unrealized net losses of $56.4 million and $66.6 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of September 30, 2009, losses of $34.1 million are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statement of operations within the next 12 months. No hedge ineffectiveness was recognized during the nine months ended September 30, 2009.

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

The Company had 214 and 364 commodity price hedge contracts outstanding with combined notional values of $38 million and $91 million at September 30, 2009 and December 31, 2008, respectively, of which substantially all mature within one year. Of these outstanding contracts, 164 and 346 commodity price hedge contracts with combined notional values of $26 million and $83 million at September 30, 2009 and December 31, 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $1.5 million and $33.0 million were recorded in “Accumulated other comprehensive loss” as of September 30, 2009 and December, 31, 2008, respectively. Unrealized net gains of $0.2 million and $2.1 million were recognized in “Other income, net” during the three and nine months ended September 30, 2009, respectively, associated with ineffectiveness on contracts designated as accounting hedges.

Other

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Other income, net”. Derivative gains and losses included in “Accumulated other comprehensive loss” for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Other income, net” for outstanding hedges and “Cost of products sold” upon hedge maturity. The Company’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, retailers and installers of automotive aftermarket parts. The Company's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of the Company’s sales during the nine months ended September 30, 2009. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

Adoption of Additional Disclosure Requirements

In March 2008, the FASB issued additional disclosure requirements contained within FASB ASC Topic 815, Derivatives and Hedging, which requires enhanced disclosures about an entity’s derivative and hedging activities. The Company adopted these disclosures on a prospective basis as of January 1, 2009.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30 2009	December 31 2008	Balance Sheet Location	September 30 2009	December 31 2008
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(34.1)	$—
				Other noncurrent liabilities	(22.3)	(66.6)
Commodity contracts	Other current liabilities	2.5	—	Other current liabilities	(4.3)	(36.6)
Foreign exchange contracts	Other current liabilities	—	1.0	Other current liabilities	(0.3)	—
		$2.5	$1.0		$(61.0)	$(103.2)

Derivatives not designated as hedging instruments:
Commodity contracts	Other current liabilities	$0.5	$—	Other current liabilities	$(1.1)	$(7.4)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended September 30, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$(20.4)	Interest expense, net	$(9.5)		$—
Commodity contracts	5.4	Cost of products sold	(2.6)	Other income, net	0.2
Foreign exchange contracts	(0.3)	Cost of products sold	0.2		—
	$(15.3)		$(11.9)		$0.2

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Commodity contracts	Cost of products sold	$(1.7)

Commodity contracts	Other income, net	2.8
		$1.1

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$(17.2)	Interest expense, net	$(27.4)		$—
Commodity contracts	17.6	Cost of products sold	(16.0)	Other income, net	2.1
Foreign exchange contracts	—	Cost of products sold	1.3		—
	$0.4		$(42.1)		$2.1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Commodity contracts	Cost of products sold	$(6.2)

Commodity contracts	Other income, net	2.6

Foreign exchange contracts	Cost of products sold	0.1
		$(3.5)

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities remeasured and disclosed at fair value at September 30, 2009 and December 31, 2008 are set forth in the table below:

		Asset /			Valuation
	Frequency	(Liability)	Level 2	Level 3	Technique
		(Millions of Dollars)
September 30, 2009:
Interest rate swap contracts	Recurring	$(56.4)	$(56.4)	$—	C
Commodity contracts	Recurring	(2.4)	(2.4)	—	C
Foreign exchange contracts	Recurring	(0.3)	(0.3)	—	C

December 31, 2008:
Equity method investments	Non-recurring	$220.6	$—	$220.6	C
Interest rate swap contracts	Recurring	(66.6)	(66.6)	—	C
Commodity contracts	Recurring	(44.0)	(44.0)	—	C
Foreign exchange contracts	Recurring	1.0	1.0	—	C

7.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at September 30, 2009 and December 31, 2008. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consisted of the following:

	September 30	December 31
	2009	2008
	(Millions of Dollars)

Raw materials	$164.7	$174.8
Work-in-process	129.9	131.8
Finished products	616.3	624.0
	910.9	930.6
Valuation reserves	(69.6)	(36.9)
	$841.3	$893.7

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2009 and December 31, 2008, goodwill and other intangible assets consist of the following:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets
Developed technology	$115.0	$(18.4)	$96.6	$115.0	$(10.5)	$104.5
Customer relationships	524.6	(93.9)	430.7	524.6	(65.2)	459.4
	$639.6	$(112.3)	$527.3	$639.6	$(75.7)	$563.9

Goodwill and Indefinite-Lived Intangible Assets
Goodwill			$1,044.6			$1,076.4
Trademarks and brand names			354.0			354.0
			$1,398.6			$1,430.4

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

During 2009 and associated with the pushdown of final fresh-start values to the individual operating entities, the Company identified $34.7 million of corrections to certain balance sheet accounts (principally deferred taxes and accumulated other comprehensive loss) were necessary to properly state goodwill. The Company recorded these balance sheet corrections in 2009, which reduced its goodwill balance by $34.7 million.

The Company recorded amortization expense of $12.2 million and $21.4 million during the three months ended September 30, 2009 and 2008, respectively, and $36.6 million and $56.7 million during the nine months ended September 30, 2009 and 2008, respectively, associated with definite-lived intangible assets. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

9.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates are $231.5 million and $220.6 million at September 30, 2009 and December 31, 2008, respectively, and are included in the consolidated balance sheets as “Other noncurrent assets.”

Equity earnings of non-consolidated affiliates amounted to $9.3 million and $20.7 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, these entities generated sales of approximately $351 million, net income of approximately $27 million and at September 30, 2009 had total net assets of approximately $494 million. Dividends received from non-consolidated affiliates by the Company for the nine months ended September 30, 2009 were $5.8 million. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance.

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

10.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30	December 31
	2009	2008
	(Millions of Dollars)

Accrued compensation	$192.1	$175.7
Accrued rebates	100.4	103.7
Restructuring reserves	78.9	113.2
Non-income taxes payable	45.8	25.2
Accrued product returns	21.4	20.7
Accrued professional services	14.1	14.2
Accrued warranty	7.7	9.2
Accrued Chapter 11 and U.K. Administration expenses	2.4	4.5
Accrued income taxes	1.2	16.7
	$464.0	$483.1

11.	DEBT

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

The Exit Facilities were initially negotiated by the Predecessor Company and certain of the Plan Proponents, reaching agreement on the majority of significant terms of the Exit Facilities in early 2007. Between the time the terms were agreed in early 2007 and the Effective Date, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Exit Facilities. This estimated fair value has been recorded within fresh-start reporting, and is being amortized as interest expense over the terms of each of the underlying components of the Exit Facilities. During both the three and nine months ended September 30, 2009 and 2008, the Company recognized $5.6 million and $16.7 million, respectively, in “Interest expense, net” associated with the amortization of this fair value adjustment.

Debt consisted of the following:

	September 30	December 31
	2009	2008
	(Millions of Dollars)
Exit Facilities:
Revolver	$—	$—
Tranche B term loan	1,925.7	1,940.4
Tranche C term loan	982.5	990.0
Debt discount	(124.1)	(140.8)
Other debt, primarily foreign instruments	78.1	80.1
	2,862.2	2,869.7
Less: short-term debt, including current maturities of long-term debt	(102.3)	(101.7)
Total long-term debt	$2,759.9	$2,768.0

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

The total commitment and amounts outstanding on the revolving credit facility are as follows:

	September 30	December 31
	2009	2008
	(Millions of Dollars)

Current Contractual Commitment	$540.0	$540.0

Outstanding:
Revolving credit facility	$—	$—
Letters of credit	0.5	46.6
Total outstanding	$0.5	$46.6

Borrowing Base on Revolving Credit Facility
Current borrowings	$—	$—
Letters of credit	0.5	46.6
Available to borrow	518.0	475.7
Total borrowing base	$518.5	$522.3

Under the Exit Facilities, the Company had $50.3 million and $56.9 million of letters of credit outstanding at September 30, 2009 and December 31, 2008, respectively; $0.5 million and $46.6 million, respectively, pertaining to the revolving credit facility and $49.8 million and $10.3 million, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

As of September 30, 2009 and December 31, 2008, the estimated fair values of the Company’s Exit Facilities were $2,249.0 and $1,362.7 million, respectively. The estimated fair values were $535.1 million lower at September 30, 2009 and $1,426.9 million lower at December 31, 2008 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of September 30, 2009 and December 31, 2008. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

12.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2009	2008	2009	2008	2009	2008
	(Millions of Dollars)
Service cost	$6.4	$6.0	$2.2	$1.7	$0.4	$0.5
Interest cost	15.8	15.1	4.7	4.9	7.6	7.4
Expected return on plan assets	(10.7)	(18.6)	(0.6)	(0.7)	—	—
Amortization of actuarial loss (gain)	7.5	—	—	—	(0.2)	—
Net periodic benefit cost	$19.0	$2.5	$6.3	$5.9	$7.8	$7.9

Components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits
	United States		International		Other Benefits
	2009	2008	2009	2008	2009	2008
	(Millions of Dollars)
Service cost	$19.3	$17.9	$5.7	$5.1	$1.2	$1.5
Interest cost	47.2	46.2	13.4	14.9	22.8	23.1
Expected return on plan assets	(32.2)	(55.7)	(1.7)	(2.1)	—	—
Amortization of actuarial loss (gain)	22.5	—	—	—	(0.6)	—
Net periodic benefit cost	$56.8	$8.4	$17.4	$17.9	$23.4	$24.6

13.	INCOME TAXES

For the nine months ended September 30, 2009, the Company recorded an income tax benefit of $11.4 million on a loss before income taxes of $90.1 million. This compares to income tax expense of $71.7 million on income before income taxes of $138.6 million in the same period of 2008.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of the other categories of income or loss, such as other comprehensive income. However, an exception exists when, within a tax jurisdiction, there is a pre-tax loss from continuing operations, pre-tax income from other categories, and a valuation allowance has been established against deferred tax assets within that jurisdiction. In such an instance, tax benefit is allocated to continuing operations as an offset to the tax expense recorded against other categories of income. The Company recorded a tax benefit of $19.9 million to continuing operations pursuant to this rule during the nine months ended September 30, 2009. Also, during the current period, the Company recognized a net tax benefit of $10.7 million from the reversal of a valuation allowance against certain net deferred tax assets of an Indian subsidiary. Further, the income tax benefit for the nine months ended September 30, 2009 differs from the U.S. statutory tax rate due primarily to non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions.

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

The Company has commenced a lawsuit in Ohio against a number of insurers relating to insurance indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. Most of the insurer-defendants in this lawsuit have been dismissed because of settlements that the Company has reached with them. The case is proceeding against several non-settling insurers. The settlements with insurers reached by the Company during the nine months ended September 30, 2009 resulted in a net recovery to the Company of $12.4 million. The Company continues to engage in settlement discussions with several of the parties remaining in the case, although no assurances can be given regarding the outcome of such discussions.

Total environmental reserves, determined on an undiscounted basis, were $23.3 million and $25.8 million at September 30, 2009 and December 31, 2008, respectively, and are included in the consolidated balance sheets as follows:

	September 30	December 31
	2009	2008
	(Millions of Dollars)

Other current liabilities	$5.3	$7.1
Other accrued liabilities (noncurrent)	18.0	18.7
	$23.3	$25.8

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At September 30, 2009, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $47 million.

Conditional Asset Retirement Obligations

The Company records conditional asset retirement obligations (“CARO”) when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $26.4 million and $27.0 million as of September 30, 2009 and December 31, 2008, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO.

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

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both CARO and impairment issues.

Reserves for CARO are included in the consolidated balance sheets as follows:

	September 30	December 31
	2009	2008
	(Millions of Dollars)

Other current liabilities	$10.5	$8.9
Other accrued liabilities (noncurrent)	15.9	18.1
	$26.4	$27.0

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

15.	COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of Dollars)

Net income (loss) attributable to Federal-Mogul	$10.4	$3.6	$(87.6)	$61.7

Foreign currency translation adjustments and other	34.5	(175.0)	68.6	(59.8)

Hedge instruments	(3.6)	(33.9)	40.4	7.1
Income taxes	3.6	11.8	(12.0)	(2.5)
Hedge instruments, net of tax	—	(22.1)	28.4	4.6

Postemployment benefits	7.4	—	21.8	—
Income taxes	(2.6)	—	(7.9)	—
Postemployment benefits, net of tax	4.8	—	13.9	—

	$49.7	$(193.5)	$23.3	$6.5

16.	WARRANTS

In connection with the Plan, holders of the Predecessor Company’s common stock, Series C ESOP Convertible Preferred Shares and the 7% Convertible Junior Subordinate Debentures received warrants to purchase shares of Common Stock of the Successor Company at an exercise price equal to $45.815, exercisable through December 27, 2014. The Company issued 6,951,871 warrants as of the Effective Date, all of which remain outstanding as of September 30, 2009.

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

On February 14, 2008, the Company entered into Amendment No. 1 to the Initial CEO Stock Option Agreement, dated as of February 14, 2008 (the “Amendment”). Pursuant to the Amendment, the exercise price for the Granted Options was increased to $29.75 per share. On February 15, 2008, the Initial CEO Stock Option Agreement as amended was cancelled by mutual written agreement of the Company and Mr. Alapont. On February 15, 2008, the Company entered into a new Stock Option Agreement with Mr. Alapont dated as of February 15, 2008 (the “New CEO Stock Option Agreement”). The New CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of the Company’s Common Stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of the Company’s Common Stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The New CEO Stock Option Agreement provides for vesting as follows: 80% of the shares of Common Stock subject to the Option are vested as of September 30, 2009, and the final 20% of the shares of Common Stock subject to the CEO Option vest on March 23, 2010.

These transactions were undertaken to comply with Internal Revenue Code Section 409A in connection with the implementation of Mr. Alapont’s employment agreement. The grant of the CEO Option was approved by the Company’s shareholders effective July 28, 2008.

The Company revalued the options granted to Mr. Alapont at September 30, 2009, resulting in a revised fair value of $17.5 million. During the three months ended September 30, 2009 and 2008, the Company recognized $5.5 million in expense and $4.2 million in income, respectively, associated with these options. During the nine months ended September 30, 2009 and 2008, the Company recognized $12.9 million in expense and $5.2 million in income, respectively, associated with these options. Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the CEO Option is treated as a liability award, and the vested portion of the CEO Option, aggregating $16.0 million, has been recorded as a liability as of September 30, 2009. The remaining $1.5 million of total unrecognized compensation cost as of September 30, 2009 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	September 30, 2009 Valuation
		Options Connected
	Plain Vanilla	To Deferred	Deferred
	Options	Compensation	Compensation

Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	67%	67%	67%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.32%	1.43%	1.43%
Expected option life (in years)	2.68	2.87	2.87

18.	INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
	(Millions of Dollars, Except Share and Per Share Amounts)

Net income (loss) attributable to Federal-Mogul shareholders	$10.4	$3.6	$(87.6)	$61.7

Weighted average shares outstanding, basic (in millions)	98.9	99.8	98.9	99.9

Incremental shares based on assumed conversion of deferred compensation stock (in millions)	0.4	0.3	0.4	0.3

Diluted shares (in millions)	99.3	100.1	99.3	100.2

Income (loss) per share:
Basic	$0.11	$0.04	$(0.89)	$0.62
Diluted	$0.10	$0.04	$(0.89)	$0.62

The Company recognized a loss for the nine months ended September 30, 2009. As a result, diluted loss per common share is the same as basic loss per common share for this period as any potentially dilutive securities would reduce the loss per common share.

The 500,000 common shares issued in connection with the Deferred Compensation Agreement described in Note 17 are excluded from the basic and diluted earnings per share calculation as required by FASB ASC Topic 710, Compensation.

19.	OPERATIONS BY REPORTING SEGMENT

Prior to 2009, the Company's integrated operations were organized into six reporting segments generally corresponding to major product groups; Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Automotive Products, Global Aftermarket and Corporate. The Company consolidated its reporting segments from six to five reporting segments during the first quarter of 2009, eliminating the Automotive Products segment. Prior year reporting segment amounts have been reclassified to conform to the new reporting segment structure. This segment consolidation required a reallocation of goodwill and other indefinite-lived intangibles. This reallocation did not trigger any impairment.

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

The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA most closely approximates the cash flow associated with the operational earnings of the Company and uses Operational EBITDA to measure the performance of its operations. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, non-cash expense associated with U.S. based funded pension plans and the impact on gross margin of the fresh-start reporting valuation of inventory.

Net sales, cost of products sold and gross margin information by reporting segment are as follows:

	Net Sales
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of Dollars)

Powertrain Energy	$370	$518	$999	$1,722
Powertrain Sealing and Bearings	209	289	576	947
Vehicle Safety and Protection	208	240	545	811
Global Aftermarket	593	645	1,802	2,066
	$1,380	$1,692	$3,922	$5,546

	Cost of Products Sold
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of Dollars)

Powertrain Energy	$(336)	$(443)	$(925)	$(1,459)
Powertrain Sealing and Bearings	(199)	(277)	(574)	(873)
Vehicle Safety and Protection	(159)	(191)	(416)	(623)
Global Aftermarket	(474)	(505)	(1,439)	(1,656)
Corporate	—	3	(1)	6
	$(1,168)	$(1,413)	$(3,355)	$(4,605)

	Gross Margin
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of Dollars)

Powertrain Energy	$34	$75	$74	$263
Powertrain Sealing and Bearings	10	12	2	74
Vehicle Safety and Protection	49	49	129	188
Global Aftermarket	119	140	363	410
Corporate	—	3	(1)	6
	$212	$279	$567	$941

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to income (loss) before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
	(Millions of Dollars)

Powertrain Energy	$47	$87	$103	$299
Powertrain Sealing and Bearings	8	7	3	57
Vehicle Safety and Protection	49	50	125	180
Global Aftermarket	82	89	244	303
Corporate	(52)	(54)	(142)	(195)
Total Operational EBITDA	134	179	333	644

Interest expense, net	(32)	(47)	(100)	(137)
Depreciation and amortization	(82)	(95)	(240)	(266)
Restructuring, net	1	(11)	(38)	(14)
Gross margin impact of December 31, 2007 fresh-start reporting inventory adjustment	—	—	—	(68)
Chapter 11 and U.K. Administration related reorganization expenses	—	(2)	(3)	(15)
Non-cash expense associated with U.S. based funded pension plans	(17)	(1)	(50)	(4)
Other	6	3	8	(1)
Income (loss) before income taxes	$10	$26	$(90)	$139

Total assets by reporting segment are as follows:

	September 30	December 31
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$1,725	$1,641
Powertrain Sealing and Bearings	860	851
Vehicle Safety and Protection	1,618	1,698
Global Aftermarket	2,136	2,007
Corporate	751	1,039
	$7,090	$7,236

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

Overview

Federal-Mogul Corporation is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail, and off-road vehicles, as well as the worldwide aftermarket. During the nine months ended September 30, 2009, the Company derived 54% of its sales from the OEM market and 46% from the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the nine months ended September 30, 2009, the Company derived 42% of its sales in the United States and 58% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul offers its customers a diverse array of market-leading products for OEM and replacement parts (“aftermarket”) applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignitions, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, transmission components, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers, fuel pumps and lighting.

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

Results of Operations

Consolidated Results – Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Net sales by reporting segment were:

	Three Months Ended September 30
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$370	$518
Powertrain Sealing and Bearings	209	289
Vehicle Safety and Protection	208	240
Global Aftermarket	593	645
	$1,380	$1,692

The percentage of net sales by group and region for the three months ended September 30, 2009 and 2008 are listed below. “PTE”, “PTSB”, “VSP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2009
United States and Canada	20%	34%	26%	64%	42%
Europe	61%	53%	53%	22%	42%
Rest of World	19%	13%	21%	14%	16%

2008
United States and Canada	19%	29%	26%	62%	38%
Europe	66%	60%	55%	23%	47%
Rest of World	15%	11%	19%	15%	15%

Cost of products sold by reporting segment was:

	Three Months Ended September 30
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$(336)	$(443)
Powertrain Sealing and Bearings	(199)	(277)
Vehicle Safety and Protection	(159)	(191)
Global Aftermarket	(474)	(505)
Corporate	—	3
	$(1,168)	$(1,413)

Gross margin by reporting segment was:

	Three Months Ended September 30
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$34	$75
Powertrain Sealing and Bearings	10	12
Vehicle Safety and Protection	49	49
Global Aftermarket	119	140
Corporate	—	3
	$212	$279

Net sales decreased by $312 million, or 18%, to $1,380 million for the three months ended September 30, 2009 from $1,692 million in the same period of 2008. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $62 million.

In general, light and commercial vehicle OE production volume declined in all regions. Despite these production volume declines, the Company generally maintained its OE market share in all regions. Global aftermarket volumes decreased in all regions due to a combination of factors including the economic recession reducing consumer spending and the frailty of Eastern European financial markets. The combined impact of these factors was a net sales volume decline of $244 million. Net customer price decreases were $6 million.

Cost of products sold decreased by $245 million to $1,168 million for the third quarter of 2009 compared to $1,413 million in the same period of 2008. This was primarily due to a $123 million decrease associated with the decline in sales volume. This reduction is due to reduced material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes, partly offset by increases in the cost base resulting from changes in the mix of products manufactured and sold in the period. Productivity in excess of labor and benefits inflation of $31 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes. Other factors contributing to this decrease were currency movements of $58 million and material sourcing savings of $31 million.

Gross margin was $212 million, or 15.4% of sales, for the three months ended September 30, 2009 and $279 million, or 16.5% of sales, in the same period of 2008. Favorable productivity in excess of labor and benefits inflation of $31 million and material sourcing savings of $31 million were more than offset by sales volume decreases that reduced margins by $121 million, net customer price decreases of $6 million and increased pension expense of $3 million. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported gross margin by $4 million.

Reporting Segment Results – Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

The following table provides a reconciliation of changes in sales and gross margin for the three months ended September 30, 2009 compared with the three months ended September 30, 2008 for each of the Company’s reporting segments. “PTE”, “PTSB”, “VSP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively. The Company consolidated its reporting segments from six to five reporting segments during the first quarter of 2009, eliminating the Automotive Products segment. Prior year reporting segment amounts have been reclassified to conform to the new reporting segment structure.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended September 30, 2008	$518	$289	$240	$645	$—	$1,692
Sales volumes	(110)	(69)	(22)	(43)	—	(244)
Customer pricing	(12)	—	(1)	7	—	(6)
Foreign currency	(26)	(11)	(9)	(16)	—	(62)
Three months ended September 30, 2009	$370	$209	$208	$593	$—	$1,380

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Cost of Products Sold
Three months ended September 30, 2008	$(443)	$(277)	$(191)	$(505)	$3	$(1,413)
Sales volumes / mix	64	39	4	16	—	123
Productivity, net of inflation	6	16	6	6	(3)	31
Materials and services sourcing	6	8	11	3	3	31
Depreciation	4	1	1	(1)	—	5
Pension	—	—	—	—	(3)	(3)
Foreign currency	27	14	10	7	—	58
Three months ended September 30, 2009	$(336)	$(199)	$(159)	$(474)	$—	$(1,168)

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended September 30, 2008	$75	$12	$49	$140	$3	$279
Sales volumes / mix	(46)	(30)	(18)	(27)	—	(121)
Customer pricing	(12)	—	(1)	7	—	(6)
Productivity, net of inflation	6	16	6	6	(3)	31
Materials and services sourcing	6	8	11	3	3	31
Depreciation	4	1	1	(1)	—	5
Pension	—	—	—	—	(3)	(3)
Foreign currency	1	3	1	(9)	—	(4)
Three months ended September 30, 2009	$34	$10	$49	$119	$—	$212

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Operational EBITDA
Three months ended September 30, 2008	$87	$7	$50	$89	$(54)	$179
Sales volumes / mix	(46)	(30)	(18)	(27)	—	(121)
Customer pricing	(12)	—	(1)	7	—	(6)
Productivity – Cost of products sold	6	16	6	6	(3)	31
Productivity – SG&A	6	3	3	6	5	23
Sourcing – Cost of products sold	6	8	11	3	3	31
Sourcing – SG&A	—	—	—	3	1	4
Foreign currency	2	3	1	(5)	4	5
Equity earnings on non-consolidated affiliates	1	—	—	—	—	1
Other	(3)	1	(3)		(8)	(13)
Three months ended September 30, 2009	$47	$8	$49	$82	$(52)	$134
Interest expense, net						(32)
Depreciation and amortization						(82)
Restructuring, net						1
Non-cash expense associated with U.S. based funded pension plans						(17)
Other						6
Income before income taxes						$10

Powertrain Energy

Sales decreased by $148 million, or 29%, to $370 million for the third quarter of 2009 from $518 million in the same period of 2008. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements decreased reported sales by $26 million. Sales volumes decreased by $110 million due to OE production volume declines in the Americas and Europe, partially offset by slight production volume increases in Asia. Price downs associated with customer contractual agreements reduced sales by $12 million.

Cost of products sold decreased by $107 million to $336 million for the third quarter of 2009 compared to $443 million in the same period of 2008. This was primarily due to a $64 million decrease associated with the decline in sales volume. This reduction is due to reduced material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes, partly offset by increases in the cost base resulting from changes in the mix of products manufactured and sold in the period. Productivity in excess of labor and benefits inflation of $6 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes. Other factors contributing to this decrease were currency movements of $27 million, improved materials services sourcing of $6 million and decreased depreciation of $4 million.

Gross margin decreased by $41 million to $34 million, or 9.2% of sales, for the third quarter of 2009 compared to $75 million, or 14.5% of sales, for the third quarter of 2008. The unfavorable impact of sales volumes contributed to a $46 million decrease in gross margin, which was partially offset by decreased depreciation of $4 million. Customer price decreases of $12 million were offset by favorable productivity in excess of labor and benefits inflation of $6 million and improved materials and services sourcing of $6 million.

Operational EBITDA decreased by $40 million to $47 million for the third quarter of 2009 from $87 million in the same period of 2008. The unfavorable impact of sales volumes declines of $46 million and customer price decreases of $12 million were partially offset by favorable productivity in excess of labor and benefits inflation of $12 million and improved materials and services sourcing of $6 million.

Powertrain Sealing and Bearings

Sales decreased by $80 million, or 28%, to $209 million for the third quarter of 2009 from $289 million in the same period of 2008. Approximately 70% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements decreased reported sales by $11 million. Sales volumes decreased by $69 million due to OE production volume declines in all regions.

Cost of products sold decreased by $78 million to $199 million for the third quarter of 2009 compared to $277 million in the same period of 2008. This was primarily due to a $39 million decrease associated with the decline in sales volume. This reduction is due to reduced material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes, partly offset by increases in the cost base resulting from changes in the mix of products manufactured and sold in the period. Productivity in excess of labor and benefits inflation of $16 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes. Other factors contributing to this decrease were currency movements of $14 million and improved materials and services sourcing of $8 million.

Gross margin decreased by $2 million to $10 million, or 4.8% of sales, for the third quarter of 2009 compared to $12 million, or 4.2% of sales, for the third quarter of 2008. The decrease was due to decreased sales volumes, which reduced gross margin by $30 million. This decrease was partially offset by favorable productivity in excess of labor and benefits inflation of $16 million and improved materials and services sourcing of $8 million.

Operational EBITDA increased by $1 million to $8 million for the third quarter of 2009 from $7 million in the same period of 2008. The unfavorable impact of sales volumes declines of $30 million was offset by favorable productivity in excess of labor and benefits inflation of $19 million, improved materials and services sourcing of $8 million and currency movements of $3 million.

Vehicle Safety and Protection

Sales decreased by $32 million, or 13%, to $208 million for the third quarter of 2009 from $240 million in the same period of 2008. Approximately 75% of VSP sales are generated outside the United States and the resulting currency movements decreased reported sales by $9 million. Sales volumes fell by $22 million due to lower OE production in all regions.

Cost of products sold decreased by $32 million to $159 million for the third quarter of 2009 compared to $191 million in the same period of 2008. This was partially due to a $4 million decrease associated with the decline in sales volume. This reduction is due to reduced material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes, partly offset by increases in the cost base resulting from changes in the mix of products manufactured and sold in the period. Productivity in excess of labor and benefits inflation of $6 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes. Other factors contributing to this decrease were improved materials and services sourcing of $11 million and currency movements of $10 million.

Gross margin remained constant at $49 million, which was 23.6% and 20.4% of sales for the third quarters of 2009 and 2008, respectively. The adverse impact on margin of $18 million due to reduced sales volumes, which includes $9 million of reduced margin due to lower shipments to Global Aftermarket, was offset by improved materials and services sourcing of $11 million, favorable productivity in excess of labor and benefits of $6 million and decreased depreciation of $1 million.

Operational EBITDA decreased by $1 million to $49 million for the third quarter of 2009 from $50 million in the same period of 2008. The unfavorable impact of sales volumes declines of $18 million was more than offset by improved materials and services sourcing of $11 million and favorable productivity in excess of labor and benefits inflation of $9 million.

Global Aftermarket

Sales decreased by $52 million, or 8%, to $593 million for the third quarter of 2009 from $645 million in the same period of 2008. This decrease was caused by decreased sales volumes in all regions of $43 million due to a combination of factors including the economic recession reducing consumer spending and the frailty of Eastern European financial markets, and unfavorable foreign currency movements of $16 million, partially offset by customer price increases of $7 million.

Cost of products sold decreased by $31 million to $474 million for the third quarter of 2009 compared to $505 million in the same period of 2008. This was primarily due to a $16 million decrease associated with the decline in sales volume. This reduction is due to reduced volume of product purchased as a direct consequence of the lower market demand, partly offset by increases in the cost base resulting from changes in the mix of products bought and sold in the period. Productivity in excess of labor and benefits inflation of $6 million represents improvements in the total cost base in excess of those due to reduced sales volume and mix changes. Another factor contributing to this decrease was currency movements of $7 million.

Gross margin decreased by $21 million to $119 million, or 20.1% of sales, for the third quarter of 2009 compared to $140 million, or 21.7% of sales, in the same period of 2008. The impact of lower sales volumes reduced gross margin by $27 million and unfavorable foreign currency movements of $9 million were partially offset by customer pricing increases of $7 million and favorable productivity in excess of labor and benefits of $6 million.

Operational EBITDA decreased by $7 million to $82 million for the third quarter of 2009 from $89 million in the same period of 2008. The unfavorable impact of sales volumes declines of $27 million was partially offset by favorable productivity in excess of labor and benefits inflation of $12 million and customer pricing increases of $7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $173 million, or 12.5% of net sales, for the third quarter of 2009 as compared to $192 million, or 11.3% of net sales, for the same quarter of 2008. Increased pension expense of $14 million was more than offset by favorable productivity in excess of labor and benefits inflation of $23 million, favorable foreign currency movements of $6 million and sourcing savings of $4 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $36 million for the quarter ended September 30, 2009 compared with $43 million for the same period in 2008. As a percentage of OE sales, R&D was 4.5% and 4.1% for the quarters ended September 30, 2009 and 2008, respectively.

Other Income, Net

Other income, net was $9 million in the third quarter of 2009 compared to $16 million for the third quarter of 2008.

Interest Expense, Net

Net interest expense was $32 million in the third quarter of 2009 compared to $47 million for the third quarter of 2008. The decrease is primarily due to lower average interest rates.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the three months ended September 30, 2009:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of dollars)

Balance at June 30, 2009	$37.3	$40.8	$16.9	$6.2	$3.9	$105.1
Provisions	1.1	0.1	6.2	0.7	0.9	9.0
Reversals	—	(0.4)	(9.8)	(0.2)	—	(10.4)
Payments	(9.1)	(11.1)	(4.2)	(1.7)	(1.0)	(27.1)
Foreign currency	1.2	1.0	0.1	—	—	2.3

Balance at September 30, 2009	$30.5	$30.4	$9.2	$5.0	$3.8	$78.9

Chapter 11 and U.K. Administration Related Reorganization Expenses

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, and other directly related internal costs. The Company will continue to incur expenses in connection with completing distributions pursuant to the Plan.

	Three Months Ended
	September 30
	2009	2008
	(Millions of Dollars)

Professional fees directly related to Chapter 11 and UK Administration	$0.4	$2.3

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $1 million and $11 million for the three months ended September 30, 2009 and 2008, respectively.

Income Taxes

For the three months ended September 30, 2009, the Company recorded an income tax benefit of $6 million on income before income taxes of $10 million. This compares to income tax expense of $18 million on income before income taxes of $26 million in the same period of 2008.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of the other categories of income or loss, such as other comprehensive income. However, an exception exists when, within a tax jurisdiction, there is a pre-tax loss from continuing operations, pre-tax income from other categories, and a valuation allowance has been established against deferred tax assets within that jurisdiction. In such an instance, tax benefit is allocated to continuing operations as an offset to the tax expense recorded against other categories of income. The Company recorded a tax benefit of $7 million to continuing operations pursuant to this rule during the nine months ended September 30, 2009. Also, during the current period, the Company recognized a net tax benefit of $11 million from the reversal of a valuation allowance against certain net deferred tax assets of an Indian subsidiary. Further, the income tax benefit for the nine months ended September 30, 2009 differs from the U.S. statutory tax rate due primarily to non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions.

Consolidated Results – Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Net sales by reporting segment were:

	Nine Months Ended September 30
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$999	$1,722
Powertrain Sealing and Bearings	576	947
Vehicle Safety and Protection	545	811
Global Aftermarket	1,802	2,066
	$3,922	$5,546

The percentage of net sales by group and region for the nine months ended September 30, 2009 and 2008 are listed below. “PTE”, “PTSB”, “VSP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2009
United States and Canada	20%	32%	27%	65%	44%
Europe	63%	55%	55%	20%	41%
Rest of World	17%	13%	18%	15%	15%

2008
United States and Canada	19%	29%	28%	63%	38%
Europe	67%	60%	56%	23%	48%
Rest of World	14%	11%	16%	14%	14%

Cost of products sold by reporting segment was:

	Nine Months Ended September 30
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$(925)	$(1,459)
Powertrain Sealing and Bearings	(574)	(873)
Vehicle Safety and Protection	(416)	(623)
Global Aftermarket	(1,439)	(1,656)
Corporate	(1)	6
	$(3,355)	$(4,605)

Gross margin by reporting segment was:

	Nine Months Ended September 30
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$74	$263
Powertrain Sealing and Bearings	2	74
Vehicle Safety and Protection	129	188
Global Aftermarket	363	410
Corporate	(1)	6
	$567	$941

Net sales decreased by $1,624 million, or 29%, to $3,922 million for the nine months ended September 30, 2009 from $5,546 million in the same period of 2008. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $386 million.

In general, light and commercial vehicle OE production volumes declined in all regions. Despite these production volume declines, the Company generally maintained its OE market share in all regions. Global aftermarket volumes decreased due to a combination of factors including the economic recession reducing consumer spending and the frailty of Eastern European financial markets. The combined impact of these factors was a net sales volume decline of $1,255 million. Net customer price increases were $17 million.

Cost of products sold decreased by $1,250 million to $3,355 million for the nine months ended September 30, 2009 compared to $4,605 million in the same period of 2008. This was primarily due to a $766 million decrease associated with the decline in sales volume. This reduction is due to reduced material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes, partly offset by increases in the cost base resulting from changes in the mix of products manufactured and sold in the period. Productivity in excess of labor and benefits inflation of $76 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes. Other factors contributing to this decrease were currency movements of $336 million and the non-recurring 2008 fresh-start reporting impact on inventory of $68 million.

Gross margin was $567 million, or 14.5% of sales, for the nine months ended September 30, 2009 and $941 million, or 17.0% of sales, in the same period of 2008. Favorable productivity in excess of labor and benefits inflation of $76 million, the non-recurring 2008 fresh-start reporting impact on inventory of $68 million, improved materials and services sourcing of $24 million and net customer price increases of $17 million were more than offset by sales volume decreases that reduced margins by $489 million, increased depreciation of $12 million and increased pension expense of $8 million. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported gross margin by $50 million.

In connection with fresh-start reporting completed as of December 31, 2007, inventory balances as of that date were increased by $68 million. During the three months ended March 31, 2008, the Company recognized $68 million in additional cost of goods sold, which reduced gross margin by the same. The non-recurrence of this one-time event has resulted in an increase in gross margin for the nine months ended September 30, 2009 when compared to the same period of 2008.

Reporting Segment Results – Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

The following table provides a reconciliation of changes in sales and gross margin for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 for each of the Company’s reporting segments. “PTE”, “PTSB”, “VSP”, and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively. The Company consolidated its reporting segments from six to five reporting segments during the first quarter of 2009, eliminating the Automotive Products segment. Prior year reporting segment amounts have been reclassified to conform to the new reporting segment structure.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Nine months ended September 30, 2008	$1,722	$947	$811	$2,066	$—	$5,546
Sales volumes	(528)	(310)	(205)	(212)	—	(1,255)
Customer pricing	(30)	10	(1)	38	—	17
Foreign currency	(165)	(71)	(60)	(90)	—	(386)
Nine months ended September 30, 2009	$999	$576	$545	$1,802	$—	$3,922

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Cost of Products Sold
Nine months ended September 30, 2008	$(1,459)	$(873)	$(623)	$(1,656)	$6	$(4,605)
Sales volumes / mix	343	194	113	116	—	766
Productivity, net of inflation	22	23	28	4	(1)	76
Materials and services sourcing	3	7	8	4	2	24
Depreciation	(6)	(5)	(1)	—	—	(12)
Pension	—	—	—	—	(8)	(8)
Non-recurrence of 2008 fresh-start reporting impact on inventory	11	7	5	45	—	68
Foreign currency	161	73	54	48	—	336
Nine months ended September 30, 2009	$(925)	$(574)	$(416)	$(1,439)	$(1)	$(3,355)

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Gross Margin
Nine months ended September 30, 2008	$263	$74	$188	$410	$6	$941
Sales volumes / mix	(185)	(116)	(92)	(96)	—	(489)
Customer pricing	(30)	10	(1)	38	—	17
Productivity, net of inflation	22	23	28	4	(1)	76
Materials and services sourcing	3	7	8	4	2	24
Depreciation	(6)	(5)	(1)	—	—	(12)
Pension	—	—	—	—	(8)	(8)
Non-recurrence of 2008 fresh-start reporting impact on inventory	11	7	5	45	—	68
Foreign currency	(4)	2	(6)	(42)	—	(50)
Nine months ended September 30, 2009	$74	$2	$129	$363	$(1)	$567

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Operational EBITDA
Nine months ended September 30, 2008	$299	$57	$180	$303	$(195)	$644
Sales volumes / mix	(185)	(116)	(92)	(96)	—	(489)
Customer pricing	(30)	10	(1)	38	—	17
Productivity – Cost of products sold	22	23	28	4	(1)	76
Productivity – SG&A	23	16	12	14	21	86
Sourcing – Cost of products sold	3	7	8	4	2	24
Sourcing – SG&A	—	—	—	3	2	5
Foreign currency	(9)	1	(6)	(26)	23	(17)
Equity earnings on non-consolidated affiliates	(10)	(2)	(1)	1	—	(12)
Other	(10)	7	(3)	(1)	6	(1)
Nine months ended September 30, 2009	$103	$3	$125	$244	$(142)	$333
Interest expense, net						(100)
Depreciation and amortization						(240)
Restructuring, net						(38)
Chapter 11 and U.K. Administration related reorganization expenses						(3)
Non-cash expense associated with U.S. based funded pension plans						(50)
Other						8
Loss before income taxes						$(90)

Powertrain Energy

Sales decreased by $723 million, or 42%, to $999 million for the nine months ended September 30, 2009 from $1,722 million in the same period of 2008. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements decreased reported sales by $165 million. Sales volumes decreased by $528 million due to OE production volume declines in all regions. Price downs associated with customer contractual agreements reduced sales by $30 million.

Cost of products sold decreased by $534 million to $925 million for the nine months ended September 30, 2009 compared to $1,459 million in the same period of 2008. This was primarily due to a $343 million decrease associated with the decline in sales volume. This reduction is due to reduced material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes, partly offset by increases in the cost base resulting from changes in the mix of products manufactured and sold in the period. Productivity in excess of labor and benefits inflation of $22 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes. Other factors contributing to this decrease were currency movements of $161 million and the non-recurrence of the 2008 fresh-start reporting impact on inventory of $11 million.

Gross margin decreased by $189 million to $74 million, or 7.4% of sales, for the nine months ended September 30, 2009 compared to $263 million, or 15.3% of sales, in the same period of 2008. The unfavorable impact of sales volumes contributed to a $185 million decrease in gross margin, while the non-recurrence of the 2008 fresh-start reporting impact on inventory increased reported gross margin by $11 million. Other factors contributing to the margin erosion were $30 million in customer pricing decreases and $6 million in increased depreciation, partially offset by $22 million of favorable productivity in excess of labor and benefits inflation.

Operational EBITDA decreased by $196 million to $103 million for the nine months ended September 30, 2009 from $299 million in the same period of 2008. The unfavorable impact of sales volumes declines of $185 million and customer price decreases of $30 million were partially offset by favorable productivity in excess of labor and benefits inflation of $45 million.

Powertrain Sealing and Bearings

Sales decreased by $371 million, or 39%, to $576 million for the nine months ended September 30, 2009 from $947 million in the same period of 2008. Approximately 70% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements decreased reported sales by $71 million. Sales volumes decreased by $310 million due to OE production volume declines in all regions. Customer pricing increased sales by $10 million.

Cost of products sold decreased by $299 million to $574 million for the nine months ended September 30, 2009 compared to $873 million in the same period of 2008. This was primarily due to a $194 million decrease associated with the decline in sales volume. This reduction is due to reduced material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes, partly offset by increases in the cost base resulting from changes in the mix of products manufactured and sold in the period. Productivity in excess of labor and benefits inflation of $23 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes. Other factors contributing to this decrease were currency movements of $73 million and the non-recurrence of the 2008 fresh-start reporting impact on inventory of $7 million.

Gross margin decreased by $72 million to $2 million, or 0.3% of sales, for the nine months ended September 30, 2009 compared to $74 million, or 7.8% of sales, in the same period of 2008. The decrease was due to decreased sales volumes, which reduced gross margin by $116 million and increased depreciation of $5 million. These decreases were partially offset by productivity in excess of labor and benefits inflation of $23 million, customer price increases of $10 million and the non-recurrence of the 2008 fresh-start reporting impact on inventory, which increased reported gross margin by $7 million.

Operational EBITDA decreased by $54 million to $3 million for the nine months ended September 30, 2009 from $57 million in the same period of 2008. The unfavorable impact of sales volumes declines of $116 million was partially offset by favorable productivity in excess of labor and benefits inflation of $39 million and customer price increases of $10 million.

Vehicle Safety and Protection

Sales decreased by $266 million, or 33%, to $545 million for the nine months ended September 30, 2009 from $811 million in the same period of 2008. Approximately 75% of VSP sales are generated outside the United States and the resulting currency movements decreased reported sales by $60 million. Sales volumes fell by $205 million due to lower OE production in all regions.

Cost of products sold decreased by $207 million to $416 million for the nine months ended September 30, 2009 compared to $623 million in the same period of 2008. This was primarily due to a $113 million decrease associated with the decline in sales volume. This reduction is due to reduced material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes, partly offset by increases in the cost base resulting from changes in the mix of products manufactured and sold in the period. Productivity in excess of labor and benefits inflation of $28 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes. Other factors contributing to this decrease were currency movements of $54 million and the non-recurrence of the 2008 fresh-start reporting impact on inventory of $5 million.

Gross margin decreased by $59 million to $129 million, or 23.7% of sales, for the nine months ended September 30, 2009 compared to $188 million, or 23.2% of sales, in the same period of 2008. The adverse impact on margin of $92 million due to reduced sales volumes was partially offset by favorable productivity in excess of labor and benefits inflation of $28 million, improved materials and services sourcing of $8 million and the non-recurrence of the 2008 fresh-start reporting impact on inventory, which increased reported gross margin by $5 million.

Operational EBITDA decreased by $55 million to $125 million for the nine months ended September 30, 2009 from $180 million in the same period of 2008. The unfavorable impact of sales volumes declines of $92 million was partially offset by favorable productivity in excess of labor and benefits inflation of $40 million.

Global Aftermarket

Sales decreased by $264 million, or 13%, to $1,802 million for the nine months ended September 30, 2009, from $2,066 million in the same period of 2008. This change was caused by decreased sales volumes in all regions totaling $212 million due to a combination of factors including the economic recession reducing consumer spending and the frailty of Eastern European financial markets, and unfavorable foreign currency movements of $90 million, partially offset by customer price increases of $38 million.

Cost of products sold decreased by $217 million to $1,439 million for the nine months ended September 30, 2009 compared to $1,656 million in the same period of 2008. This was primarily due to a $116 million decrease associated with the decline in sales volume. This reduction is due to reduced volume of product purchased as a direct consequence of the lower market demand, partly offset by increases in the cost base resulting from changes in the mix of products bought and sold in the period. Productivity in excess of labor and benefits inflation of $4 million represents improvements in the total cost base in excess of those due to reduced sales volume and mix changes. Other factors contributing to this decrease were currency movements of $48 million and the non-recurring 2008 fresh-start reporting impact on inventory of $45 million.

Gross margin decreased by $47 million to $363 million, or 20.1% of sales, for the nine months ended September 30, 2009 compared to $410 million, or 19.8% of sales, in the same period of 2008. The non-recurrence of the 2008 fresh-start reporting impact on inventory increased reported gross margin by $45 million and customer price increases of $38 million were more than offset due to the adverse impact on margin of $96 million caused by reduced sales volumes and unfavorable foreign currency movements of $42 million.

Operational EBITDA decreased by $59 million to $244 million for the nine months ended September 30, 2009 from $303 million in the same period of 2008. The unfavorable impact of sales volumes declines of $96 million and foreign currency movements of $26 million were partially offset by customer price increases of $38 million and favorable productivity in excess of labor and benefits inflation of $18 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $527 million, or 13.4% of net sales, for the nine months ended September 30, 2009 as compared to $613 million, or 11.1% of net sales, for the same period of 2008. Increased pension expense of $40 million was more than offset by favorable productivity in excess of labor and benefits inflation of $86 million, favorable foreign currency movements of $35 million and sourcing savings of $5 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $105 million for the nine months ended September 30, 2009 compared with $137 million for the same period in 2008. As a percentage of OE sales, R&D was 4.9% and 4.0% for the nine months ended September 30, 2009 and 2008, respectively.

Other Income, Net

Other income, net was $39 million in the nine months ended September 30, 2009 compared to $13 million for the nine months ended September 30, 2008.

The Company has commenced a lawsuit in Ohio against a number of insurers relating to insurance indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. Most of the insurer-defendants in this lawsuit have been dismissed because of settlements that the Company has reached with them. The case is proceeding against several non-settling insurers. The settlements with insurers reached by the Company during the nine months ended September 30, 2009 resulted in a net recovery to the Company of $12 million. The Company continues to engage in settlement discussions with several of the parties remaining in the case, although no assurances can be given regarding the outcome of such discussions.

During the second quarter of 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain, which the Company recognized in other income.

During 2008, a fire occurred at a plant in Europe. The Company received insurance proceeds of $8 million during the nine months ended September 30, 2009, $7 million of which were recognized as involuntary conversion gains.

Interest Expense, Net

Net interest expense was $100 million in the nine months ended September 30, 2009 compared to $137 million for the same period of 2008. The decrease is due to lower average interest rates.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring reserves and related activity as of and for the nine months ended September 30, 2009:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of dollars)

Balance at December 31, 2008	$34.2	$47.2	$22.0	$4.8	$5.0	$113.2
Provisions	26.2	8.8	3.6	4.2	0.4	43.2
Reversals	(4.4)	(0.1)	(0.3)	—	(0.1)	(4.9)
Payments	(7.6)	(4.9)	(6.2)	(1.4)	(1.5)	(21.6)
Foreign currency	(1.3)	(2.7)	(0.4)	—	0.1	(4.3)
Balance at March 31, 2009	$47.1	$48.3	$18.7	$7.6	$3.9	$125.6
Provisions	5.2	10.5	6.5	1.7	1.4	25.3
Reversals	(11.2)	(9.8)	(2.0)	(0.8)	—	(23.8)
Payments	(7.6)	(11.2)	(6.7)	(2.5)	(1.3)	(29.3)
Foreign currency	3.8	3.0	0.4	0.2	(0.1)	7.3
Balance at June 30, 2009	$37.3	$40.8	$16.9	$6.2	$3.9	$105.1
Provisions	1.1	0.1	6.2	0.7	0.9	9.0
Reversals	—	(0.4)	(9.8)	(0.2)	—	(10.4)
Payments	(9.1)	(11.1)	(4.2)	(1.7)	(1.0)	(27.1)
Foreign currency	1.2	1.0	0.1	—	—	2.3

Balance at September 30, 2009	$30.5	$30.4	$9.2	$5.0	$3.8	$78.9

Chapter 11 and U.K. Administration Related Reorganization Expenses

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, and other directly related internal costs. The Company will continue to incur expenses in connection with completing distributions pursuant to the Plan.

	Nine Months Ended
	September 30
	2009	2008
	(Millions of Dollars)

Professional fees directly related to Chapter 11 and UK Administration	$ 2.8	$ 15.3

Cash payments for Chapter 11 and U.K. Administration related reorganization expenses totaled $5 million and $43 million for the nine months ended September 30, 2009 and 2008, respectively.

Income Taxes

For the nine months ended September 30, 2009, the Company recorded an income tax benefit of $11 million on a loss before income taxes of $90 million. This compares to income tax expense of $72 million on income before income taxes of $139 million in the same period of 2008.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of the other categories of income or loss, such as other comprehensive income. However, an exception exists when, within a tax jurisdiction, there is a pre-tax loss from continuing operations, pre-tax income from other categories, and a valuation allowance has been established against deferred tax assets within that jurisdiction. In such an instance, tax benefit is allocated to continuing operations as an offset to the tax expense recorded against other categories of income. The Company recorded a tax benefit of $20 million to continuing operations pursuant to this rule during the nine months ended September 30, 2009. Also, during the current period, the Company recognized a net tax benefit of $11 million from the reversal of a valuation allowance against certain net deferred tax assets of an Indian subsidiary. Further, the income tax benefit for the nine months ended September 30, 2009 differs from the U.S. statutory tax rate due primarily to non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 14 of the consolidated financial statements, “Commitments and Contingencies”.

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $48 million for the nine months ended September 30, 2009 compared to cash provided from operating activities of $375 million for the comparable period of 2008. The most significant factors contributing to operating activity cash flows during the nine months ended September 30, 2008 are those in relation to emergence from Chapter 11. Cash provided from operations, excluding the impacts of emergence related cash flows, is shown below:

	Nine Months Ended September 30
	2009	2008
	(Millions of Dollars)

Net cash provided from operating activities:	$48	$375

Adjustments:
Cash received from 524(g) Trust	—	(225)
Net payments for implementation of the Plan, including settlement of non-debt liabilities subject to compromise	11	19

Cash provided from operations, excluding the impacts of the Plan	$59	$169

The cash outflow due to changes in accounts receivable in the nine months ended September 30, 2009 of $118 million is comprised of two major elements as follows:

•	Days sales outstanding increased over year-end 2008 by 1.5 days, which accounted for about $20 million of the cash outflow
•
Excluding the impact of foreign exchange, increased sales revenue in the last two months of the third quarter of 2009 as compared to the last two months of 2008 accounted for about $98 million of the cash outflow

The cash outflow due to changes in accounts payable in the nine months ended September 30, 2009 of $106 million is comprised of two major elements as follows:

•
Days payables outstanding decreased over year-end 2008 by 12 days, which accounted for about $146 million of the cash outflow, including settlement of non-debt liabilities subject to compromise of about $11 million

•
Excluding the impact of foreign exchange, increased purchasing in the last two months of the third quarter of 2009 as compared to the last two months of 2008 accounted for about $40 million of a partially offsetting cash inflow

Cash flow used by investing activities was $137 million for the first nine months of 2009, compared to cash used by investing activities of $234 million for the comparable period of 2008. This decrease is due to planned reductions in capital spending.

Cash flow used by financing activities was $34 million for the first nine months of 2009, compared to cash provided from financing activities of $227 million for the comparable period of 2008, which included borrowings on the Company’s Exit Facilities.

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

Other Liquidity and Capital Resource Items

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom, and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates are $231.5 million and $220.6 million at September 30, 2009 and December 31, 2008, respectively. Dividends received from non-consolidated affiliates by the Company during the nine months ended September 30, 2009 were not material.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance.

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

The Company’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $215 million and $222 million as of September 30, 2009 and December 31, 2008, respectively. Of those gross amounts, $194 million and $209 million, respectively, were factored without recourse and treated as sales. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. As of September 30, 2009 and December 31, 2008, the Company had outstanding factored amounts of $3 million and $8 million, respectively, for which cash had not yet been drawn. Expenses associated with receivables factored or discounted are recorded in the consolidated statements of operations within “Other income, net.”

Critical Accounting Policies

Goodwill

The Company performs its annual goodwill impairment analysis as of October 1. This impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the results of this analysis conclude that an impairment of goodwill is necessary, then the Company would record a charge in the fourth quarter. In the event that the Company would be required to record a significant goodwill impairment, it would have a material adverse effect on the Company’s consolidated statement of operations.

The Company’s goodwill balance by reporting segment as of September 30, 2009 is as follows (in millions):

Powertrain Energy (“PTE”)	$273.1
Powertrain Sealing and Bearings (“PTSB”)	95.0
Vehicle Safety and Protection (“VSP”)	676.5
$1,044.6

The Company recorded a goodwill impairment of $238.7 million during the fourth quarter of 2008. After recording this impairment based on the results of “Step 2” testing, $421.6 million of goodwill remains in reporting units that were subjected to the 2008 “Step 2” testing and is contained within the following reporting segments: PTE of $103.2 million; PTSB of $95.0 million; and VSP of $223.4 million.

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

As currency exchange rates change, translation of the statements of operations of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive income (loss) was increased by $69 million and decreased by $60 million for the nine months ended September 30, 2009 and 2008, respectively. The changes were due to cumulative translation adjustments resulting primarily from changes in the U.S. Dollar to the euro and British Pound.

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The effect of changes in the estimated fair value of these hedges and the underlying exposures are recognized in earnings each period. These hedges were highly effective and their impact on earnings was not significant during the nine months ended September 30, 2009 and 2008. The Company had notional values of approximately $10 million and $5 million of foreign currency hedge contracts outstanding at September 30, 2009 and December 31, 2008, respectively, that were designated as hedging instruments for accounting purposes. Unrealized net losses of $0.3 million and $1.0 million were recorded in “Accumulated other comprehensive loss” as of September 30, 2009 and December 31, 2008, respectively. No hedge ineffectiveness was recognized during the nine months ended September 30, 2009.

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

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of September 30, 2009 and December 31, 2008, unrealized net losses of $56.4 million and $66.6 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of September 30, 2009, losses of $34.1 million are expected to be reclassified from “Accumulated other comprehensive loss” to consolidated statement of operations within the next 12 months. No hedge ineffectiveness was recognized during the nine months ended September 30, 2009.

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

The Company had 214 and 364 commodity price hedge contracts outstanding with a combined notional value of $38 million and $91 million at September 30, 2009 and December 31, 2008, respectively, of which substantially all mature within one year. Of these outstanding contracts, 164 and 346 commodity price hedge contracts with a combined notional value of $26 million and $83 million at September 30, 2009 and December 31, 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $1.8 million and $33.0 million were recorded in “Accumulated other comprehensive loss” as of September 30, 2009 and December, 31, 2008, respectively. Unrealized net gains of $0.2 million and $2.1 million were recognized in “Other income, net” during the three and nine months ended September 30, 2009, respectively, associated with ineffectiveness on contracts designated as accounting hedges.

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

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of September 30, 2009, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company's internal control over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the three months ended September 30, 2009.

PART II                                                      OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

(a)           Contingencies.

Note 14, that is included in Part I of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as noted below, there were no material changes in the risk factors previously disclosed in Item 1A, Risk Factors, in the Company’s 2008 Annual Report on Form 10-K as filed on February 24, 2009.

The Company’s operations in foreign countries exposes the Company to risks related to economic and political conditions, currency fluctuations and import/export restrictions: The Company has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;
•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);
•	currency exchange rate fluctuations (including, but not limited to, material exchange rate fluctuations, such as devaluations) and currency controls; and
•	export and import restrictions.

The likelihood of such occurrences and their potential effect on the Company are unpredictable and vary from country to country.

Certain of the Company’s operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to, Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Mexican peso, Polish zloty, Russian ruble and Venezuelan bolivar). In reporting its consolidated statements of operations, the Company translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul’s consolidated results.

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

Dated:  October 29, 2009