Form 10-K
period 2009-12-31
FEDERAL MOGUL CORP
filed 2010-02-23
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Number: 001-34029

FEDERAL-MOGUL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	20-8350090
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation or organization)

26555 Northwestern Highway
Southfield, Michigan	48033
(Address of principal executive offices)	(Zip code)

Registrant's telephone number including area code: (248) 354-7700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $0.01 per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $235 million as of June 30, 2009 based on the reported last sale price as reported on the NASDAQ Global Select Market on that date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

The Registrant had 98,904,500 shares of common stock outstanding as of February 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

INDEX

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).

Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “seek,” “may” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. Federal-Mogul Corporation (the “Company”) also, from time to time, may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Reform Act.

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

Listed below are some of the factors that could potentially cause actual results to differ materially from historical and expected future results. Other factors besides these listed here could also materially affect the Company’s business.

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

PART I

As used in this Annual Report, the terms “Predecessor Company” and “Predecessor” refer to Federal-Mogul Corporation prior to emergence from Chapter 11 proceedings. The terms the "Company," "Federal-Mogul," “Successor Company” and “Successor” refer to Federal-Mogul subsequent to completion of Chapter 11 proceedings in December 2007.

ITEM 1.  BUSINESS

Business Overview

Federal-Mogul Corporation is a leading global supplier of powertrain and safety technologies, serving the world’s foremost original equipment manufacturers of automotive, light commercial, heavy-duty, agricultural, marine, rail, off-road and industrial vehicles, as well as the worldwide aftermarket. The Company’s leading technology and innovation, lean manufacturing expertise, as well as marketing and distribution deliver world-class products, brands and services with quality excellence at a competitive cost. Federal-Mogul is focused on its sustainable global profitable growth strategy, creating value and satisfaction for its customers, shareholders and employees. Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures, organized into five primary reporting segments: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Global Aftermarket, and Corporate. The Company consolidated its reporting segments from six to five during the first quarter of 2009, eliminating the Automotive Products segment. Prior year reporting segment amounts have been reclassified to conform to the new reporting segment structure. Federal-Mogul offers its customers a diverse array of market-leading products for OEM and replacement parts (“aftermarket”) applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, transmission components, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers, fuel pumps and lighting.

History and Development

The Company, during December 2007, completed its financial restructuring under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). On December 27, 2007 (the “Effective Date”), the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) became effective and, in accordance with the Plan, the Predecessor Company merged with and into New Federal-Mogul Corporation. Pursuant to the merger: (i) the separate corporate existence of the Predecessor Company ceased; (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware; and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation.” For further information on the reorganization upon emergence from Chapter 11 proceedings, see Note 2 to the Consolidated Financial Statements, included in Item 8 of this report.

The Federal-Mogul Business

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

Federal-Mogul has operations in 33 countries and, accordingly, all of the Company’s reporting segments derive sales from both domestic and international markets. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

The following tables set forth net property, plant and equipment (“PP&E”) and net sales by geographic region as a percentage of total net PP&E and total net sales, respectively.

	Successor				Predecessor
	Net PP&E		Net Sales
	December 31		Year Ended December 31
	2009	2008	2009	2008	2007

United States	30%	33%	40%	38%	40%
Canada	—	—	2%	2%	2%
Total United States and Canada	30%	33%	42%	40%	42%

Germany	23%	23%	17%	20%	19%
France	5%	6%	8%	8%	8%
United Kingdom	4%	4%	4%	5%	6%
Italy	5%	5%	5%	5%	4%
Switzerland	—	—	4%	4%	5%
Other Europe	9%	9%	4%	4%	5%
Total Europe	46%	47%	42%	46%	46%

Asia	14%	13%	8%	6%	5%
Mexico	5%	4%	4%	4%	4%
South America	3%	2%	3%	3%	2%
Other	2%	1%	1%	1%	1%
Total Rest of World	24%	20%	16%	14%	12%

	100%	100%	100%	100%	100%

The following table sets forth net sales by reporting segment as a percentage of total net sales:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
Net sales by reporting segment:
Powertrain Energy	27%	31%	30%
Powertrain Sealing and Bearings	15%	17%	17%
Vehicle Safety and Protection	14%	14%	14%
Global Aftermarket	44%	38%	39%
	100%	100%	100%

The Company derives significant sales from both the original equipment (“OE”) market and the aftermarket. The Company seeks to participate in both of these markets by leveraging its OE product engineering and development capability, manufacturing excellence, and expertise to manage a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul is the OE technology market share leader in several product categories. The Company believes that it is uniquely positioned to offer premium brands, OE replacement and entry level products for all global aftermarket customers. Therefore, the Company can be first to the aftermarket with new products, service expertise and customer support. As of December 31, 2009, the Company had current OE products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. This broad range of vehicle and powertrain applications reinforces the Company’s belief in its unique market position.

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

The Company’s strategy is to develop and deliver leading technology and innovation which results in market share expansion in the OE market and aftermarket. The Company assesses individual opportunities to execute its strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns, and other criteria, and makes investment decisions on a case-by-case basis. Opportunities meeting or exceeding benchmark return criteria may be undertaken through research and development activities, acquisitions, joint ventures and other strategic alliances, or restructuring activities as further discussed below.

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

Federal-Mogul’s research and development activities are conducted at the Company's research and development locations. Within the United States, these centers are located in Plymouth, Michigan; Toledo, Ohio; Skokie, Illinois; Ann Arbor, Michigan; and Exton, Pennsylvania. Internationally, the Company’s research and development centers are located in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Crepy, France; Shanghai, China and Yokohama, Japan.

Each of the Company's business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $140 million, $173 million and $178 million for the years ended December 31, 2009, 2008 and 2007, respectively. As a percentage of OE sales, research and development expenditures were 4.7%, 4.1% and 4.2% for the years ended December 31, 2009, 2008 and 2007, respectively.

Joint Ventures and Other Strategic Alliances. The Company forms joint ventures and strategic alliances to gain share in emerging markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations, and broaden its customer base. The Company believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian and other OEMs operating in BRIC growth markets. The Company is currently involved in 32 joint ventures located in 13 different countries throughout the world, including China, India, Korea, Russia and Turkey. Of these joint ventures, the Company maintains a controlling interest in 18 entities and, accordingly, the financial results of these entities are included in the Consolidated Financial Statements of the Company and its Predecessor. The Company has a non-controlling interest in 14 of its joint ventures, of which 8 are accounted for under the equity method and 6 are accounted for under the cost method. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which the Company is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

Net sales for consolidated joint ventures were approximately 7% of consolidated net sales for the year ended December 31, 2009. The Company’s investment in non-consolidated joint ventures totaled $238 million as of December 31, 2009, and the equity in earnings of such affiliates was $16 million for the year ended December 31, 2009.

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

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. It was anticipated that this plan would reduce the Company’s global workforce by approximately 8,600 positions when compared with the workforce as of September 30, 2008. During 2009 and 2008, the Company has recorded $31 million and $127 million, respectively, in net restructuring expenses associated with Restructuring 2009, and expects to incur additional restructuring expenses up to $6 million through 2010. Because the significant majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance expenses, such activities are expected to yield future annual savings at least equal to the costs incurred.

The Predecessor Company announced, in January 2006, a global restructuring plan (“Restructuring 2006”) as part of its sustainable global profitable growth strategy. During 2007, the Predecessor Company incurred expenses of $39 million under this program. During 2008, the Successor Company incurred expenses of $5 million in connection with the Restructuring 2006 program. The Restructuring 2006 program was completed as of December 31, 2008. Payments associated with this program are expected to continue into 2010.

The Company’s restructuring activities are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 to the Consolidated Financial Statements, included in Item 8 of this report.

The Company’s Products

The following provides an overview of products manufactured and distributed by the Company’s reporting segments.

Powertrain Energy. Powertrain Energy products are used in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include pistons, piston rings, piston pins, cylinder liners, valve seats and guides, and ignition products. These products are offered under the Federal-Mogul®, AE®, Champion®, Goetze® and Nüral® brand names. These products are either sold as individual products or offered to automotive manufacturers as assembled modules. This modular assembly product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain Energy operates 38 manufacturing facilities in 15 countries, serving a large number of major automotive, heavy-duty and industrial customers worldwide. Powertrain Energy derived 20% of its 2009 OE sales in the United States and Canada, 63% in Europe, and 17% in the rest of the world (“Rest of World”).

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

Valve Seats and Guides
Federal-Mogul designs and manufactures a wide variety of powdered metal inserts used in engines and general industrial applications, which are specially designed to meet particular customer requirements.

Ignition	Ignition products include spark plugs, glow plugs, ignition coils and accessories.

Powertrain Sealing and Bearings. Federal-Mogul is one of the world’s leading sealing solutions and bearings providers. Comprehensive design capability and an extensive product portfolio enable effective delivery of complete sealing packages and a full range of bearings, bushings, and thrust washers for engine, transmission and driveline systems to a broad array of customers. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul®, Deva®, Fel-Pro®, FP Diesel®, Glyco®, Metafram®, Metagliss®, National®, Payen®, Poral® and Sintertech®. The group serves a number of different industries including automotive, truck, commercial equipment (construction, agricultural, power generation, marine and rail), industrial, recreation and consumer power equipment. Product offerings include dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, sintered engine and transmission components, and metallic filters. During 2007, the Company also introduced a line of lead-free bearings for automotive engines, designed to enable automakers to meet increasingly stringent legislation prohibiting the use of lead in automobiles destined for sale in certain markets. Powertrain Sealing and Bearings operates 31 manufacturing facilities in 12 countries. Powertrain Sealing and Bearings derived 33% of its 2009 OE sales in the United States and Canada, 54% in Europe, and 13% in Rest of World.

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

Industrial Bearings
Sold under the Deva®, Glycodur®, Metafram® and Metagliss® brands, industrial bearings are primarily dedicated to applications operating in mixed or low lubrication conditions. Applications are mainly diverse industrial motors or converters and include wind turbines and hydroelectric power generation equipment.

Bushings and Washers	Bushings and washers are used in engines and transmissions to ensure low friction rotation or oscillation of shafts. They are made of bronze, aluminum or polymer material.

Sintered Engine and Transmission Components	Federal-Mogul designs and manufactures a wide variety of powdered metal inserts used in engines and transmissions, which are specially designed to meet particular customer requirements.

Metallic Filters	Used in several industries (chemical, nuclear, water and air treatment, and food and beverage), these filters are specially designed to meet particular customer requirements.

Vehicle Safety and Protection. Federal-Mogul supplies friction, systems protection, chassis, wipers, fuel and lighting products. The Company is one of the world’s largest suppliers of friction materials. These products are used in the automotive, motorcycle, heavy-duty, commercial/industrial, aerospace, railway and consumer products markets. The primary products of this segment include brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, flexible heat shields, brake system components, chassis products, windshield wipers, fuel pumps and lighting products. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul®, Abex®, Anco®, Bentley-Harris®, Beral®, Champion®, Ferodo®, Moog®, ThermoQuiet® and Wagner®. Federal-Mogul supplies friction products to most major customers in the light vehicle, commercial vehicle and aerospace sectors and is also a leading company in the aftermarket. Vehicle Safety and Protection operates 35 manufacturing facilities in 15 countries, and derived 27% of its 2009 OE sales in the United States and Canada, 55% in Europe, and 18% in Rest of World.

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

Railway Disc Pads	Railway disc pads are produced in single pad or paired pad format. Federal-Mogul produces sintered metal pads for railway applications.

Light Vehicle Drum Brake Linings	Drum brake linings are friction material affixed to a brake shoe and fitted on the rear service brake, rear parking brake and/or transmission brake application.

Commercial Vehicle Full Length Linings	Full length linings are the commercial vehicle equivalent of light vehicle drum brake linings.

Commercial Vehicle Half Blocks	Half blocks are segments of friction material made to be riveted onto drum brake shoes. They are used on heavier vehicle applications where discs are not used.

Railway Brake Blocks
Railway brake blocks work by acting on the circumference of the wheel. They are lighter and quieter in operation than cast iron blocks. However, friction performance is designed to replicate that of cast iron blocks.

Element Resistant Sleeving
Element resistant sleeving products provide protection of wires, hoses, sensors, and mechanical components and assemblies from heat, electro-magnetic interference, dirt, vibration and moisture. Element resistant sleeving products include:
•       automotive wire harnesses and hoses;
•       abrasion protection and wire management of cable assemblies;
•   dielectric protection of electrical leads;
•       thermal and mechanical protection of hose assemblies; and
•   acoustic insulating and sound-dampening materials.

Product	Description

Flexible Heat Shields	Flexible heat shields are designed to provide heat barrier and thermal management.

Chassis	Chassis parts include ball joints, tie rod ends, sway bar links, idler arms, and pitman arms. These components affect vehicle steering and vehicle ride quality.

Wipers	Windshield wiper parts include conventional and profile style wiper blades, blade refills and wiper arms.

Fuel Pumps	Components in the fuel delivery system include mechanical fuel pumps, electric pump sets and modular design applications.

Lighting	Automotive lighting products include power and lighting systems, and interior and exterior lighting components.

Global Aftermarket.  Global Aftermarket sells products manufactured within the above reporting segments and purchased from outside suppliers to the independent automotive, heavy-duty and commercial/industrial replacement markets. Through global market insight, supply chain expertise and world-wide brand and product line management, aftermarket customers worldwide benefit from the Company’s extensive OE technology and manufacturing expertise. Federal-Mogul markets a broad portfolio of leading brands that are designed to solve a problem, facilitate installation and improve safety, durability and vehicle performance. This portfolio is organized into product categories that provide comprehensive vehicle solutions. Global Aftermarket operates 21 distribution facilities in 14 countries, serving a diverse base of distributors, retail parts stores and mass merchants around the world. Global Aftermarket derived 64% of its 2009 sales in the United States and Canada, 21% in Europe, and 15% in Rest of World.

The following provides a description of the various products and “solutions” along with the brands distributed by Global Aftermarket:

Category	Product Lines	Brand Names

Engine Solutions	Engine Parts Fuel Delivery Products	AE®; Carter®; FP Diesel®; Glyco®; Goetze®; Nural®; Sealed Power®

Sealing Solutions	Gaskets Seals	Fel-Pro®; Goetze®; National®; Payen®

Steering Solutions	Chassis Driveline Hub Assemblies	MOOG®; National®; Precision®

Braking Solutions	Disc Pads Hydraulic Parts Linings Rotors	Abex®; Beral®; Ferodo®; Necto®; ThermoQuiet®; Wagner®

Service Solutions	Filters Lighting Performance Additives Ignition Products Wipers	ANCO®; Champion®; Wagner®

Reporting Segment Financial Information. Approximately 56% of the Company’s 2009 net sales were to the OE market and approximately 44% were to the aftermarket. The following tables summarize net sales, cost of products sold, gross margin and total assets for each reporting segment. For additional information related to the Company’s reporting segments, refer to Note 22 to the Consolidated Financial Statements, included in Item 8 of this report.

Net sales by reporting segment were:
	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Powertrain Energy	$1,413	$2,090	$2,063
Powertrain Sealing and Bearings	819	1,154	1,156
Vehicle Safety and Protection	772	985	1,016
Global Aftermarket	2,326	2,637	2,679
	$5,330	$6,866	$6,914

Cost of products sold by reporting segment was:
	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Powertrain Energy	$1,284	$1,786	$1,774
Powertrain Sealing and Bearings	801	1,090	1,102
Vehicle Safety and Protection	602	768	782
Global Aftermarket	1,851	2,107	2,068
Corporate	—	(9)	3
	$4,538	$5,742	$5,729

Gross margin by reporting segment was:
	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Powertrain Energy	$129	$304	$289
Powertrain Sealing and Bearings	18	64	54
Vehicle Safety and Protection	170	217	234
Global Aftermarket	475	530	611
Corporate	—	9	(3)
	$792	$1,124	$1,185

Total assets by reporting segment were:

	December 31
	2009	2008
	(Millions of Dollars)

Powertrain Energy	$1,696	$1,641
Powertrain Sealing and Bearings	830	851
Vehicle Safety and Protection	1,626	1,698
Global Aftermarket	1,970	2,007
Corporate	1,005	1,039
	$7,127	$7,236

The Company’s Industry

The automotive vehicle market sector and energy, industrial and transport market sector are comprised of two primary markets: the OE and OES market (collectively referred to as the “OE” market) in which the Company’s products are used in the manufacture of new products and for manufacturer service replacement parts, and the aftermarket in which the Company’s products are used as replacement parts for current production and previous models through the independent aftermarket or other service distribution channels.

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

There are currently several significant trends that are impacting the OE market, including the following:

•
Reduced Global Production – During the second half of 2008 and throughout 2009, an unprecedented downturn in the global automotive industry caused the OEMs to significantly reduce their global light duty and commercial vehicle production schedules and output. In total, the number of vehicles produced during 2009 was 12.5 million in the Americas, 18.5 million in Europe, the Middle East and Africa (“EMEA”), and 29.9 million in Asia, compared to 2008 vehicle production of 16.4 million, 22.4 million and 27.2 million in the Americas, EMEA and Asia, respectively. With global OE production decreasing at a significant pace, the demand for parts, including products produced by the Company, has decreased during 2009, with only moderate increases expected during 2010.

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

•
Pricing Pressures – OEMs provide extensive pricing incentives and financing alternatives to consumers in order to generate sales of new vehicles and retain or gain market share. These actions have placed pressures on the OEMs’ profits and, in turn, the OEMs expect certain recovery from their supply base. In order to retain current business as well as to be competitively positioned for future new business opportunities, suppliers must continually identify and implement product innovation and cost reduction activities to fund customer annual price concession expectations.

•
Raw Material Cost Fluctuations – In recent periods, there have been significant fluctuations in global prices of aluminum, copper, lead, nickel, platinum, resins, steel, other base raw materials and energy. To the extent that cost increases are not passed on to customers, suppliers must continue to identify leading design and innovative technological solutions and material substitution options in order to retain a competitive advantage.

•
Energy, Industrial and Transport Markets – In the energy, industrial and transport markets, customers continue to develop alternatives to historic infrastructure. This includes high efficiency wind turbines, power generators and other power conversion devices. Suppliers with the capability to utilize automotive expertise to service these and other related markets have a competitive advantage.

The Aftermarket Business. Global Aftermarket products for current production and previous models are sold directly to a wide range of distributors, retail parts stores and mass merchants who distribute these products to professional service providers and “do-it-yourself” consumers. Demand for aftermarket products is driven by many factors, including the durability of OE parts, the number of vehicles in operation, the average age of the vehicle fleet, and vehicle usage. Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability.

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

•
Size of the Dealer Network – As a result of the drop in OEM vehicle production and the current economic downturn there has been a contraction of the U.S. dealer network and therefore a reduction in the availability of dealers offering post-warranty repair work. This should increase the demand for replacement parts through the independent aftermarket.

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

The Company’s Customers

The Company supplies OEMs with a wide variety of technologically innovative parts, essentially all of which are manufactured by the Company. The Company's OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance and industrial application manufacturers. The Company has well-established relationships with substantially all major American, European and Asian automotive OEMs.

Federal-Mogul's aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of Federal-Mogul's product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability, are central to the success of the Company's Global Aftermarket operations.

No individual customer accounted for more than 5% of the Company’s sales during 2009.

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

•	Powertrain Energy – Primary competitors include Aisin, Art Metal, BinZou, Bleistahl, Dong Yang, GKN, Hitachi-Automotive, Kolbenschmidt, Mahle, NPR, Riken, STI and Sumitomo.

•	Powertrain Sealing and Bearings – Primary competitors include Daido, Dana/Reinz, Elring Klinger, Freudenberg, GKN, Kolbenschmidt, Mahle, Miba, NOK and Pall.

•	Vehicle Safety and Protection – Primary competitors include Affinia, Akebono, Bosch, Delfinger, Delphi, Galfer, General Electric, Honeywell, Nishimbo, Stanley, TMD, Trico and Valeo.

•	Global Aftermarket – Primary competitors include Affinia, Bosch, Contitech, Delphi, Denso, Honeywell, Mahle, TMD, Trico, TRW and Valeo.

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

For its Global Aftermarket customers, the Company generally establishes product line arrangements that encompass all parts offered within a particular product line. These are typically open-ended arrangements that are subject to termination by either the Company or the customer at any time. Pricing is market responsive and subject to adjustment based upon competitive pressures, material costs and other commercial factors. Global Aftermarket order fulfillment is largely performed from finished goods inventory stocked in the Company’s worldwide distribution network. Inventory stocking levels in the Company’s distribution centers are established based upon historical and anticipated future customer demand.

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

The Company’s Raw Materials and Suppliers

The Company purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. The Company also purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2009, no outside supplier of the Company provided products that accounted for more than 2% of the Company’s annual purchases.

The Company achieved material and services cost savings of approximately $104 million during 2009. The Company achieved this impact through negotiated price reductions, resourcing activities, technical projects, contractual price escalators and market fluctuations. Through its global purchasing function, the Company continues to work with its suppliers to reduce its global material costs.

Icahn Sourcing LLC

Icahn Sourcing LLC (“Icahn Sourcing”) is an entity formed and controlled by Carl C. Icahn, the Chairman of the Company's Board, in order to leverage the potential buying power of a group of entities with which Mr. Icahn either owns or otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors, and the Company is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement and Icahn Sourcing neither sells to nor buys from any member of the buying group. The Company has purchased a variety of goods and services as a member of the buying group at prices and on terms that it believes are more favorable than those which would be achieved on a stand-alone basis.

Seasonality of the Company’s Business

The Company’s business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Asia Pacific region generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, the Company’s sales and operating profits have been the strongest in the second quarter. For additional information, refer to the Company’s quarterly financial results contained in Note 24 to the Consolidated Financial Statements, included in Item 8 of this report.

The Company’s Employee Relations

The Company had approximately 39,000 employees as of December 31, 2009.

Various unions represent approximately 37% of the Company's U.S. hourly employees and approximately 70% of the Company's non-U.S. hourly employees. With the exception of two facilities in the U.S., most of the Company's unionized manufacturing facilities have their own contracts with their own expiration dates and, as a result, no contract expiration date affects more than one facility.

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. It was anticipated that this plan would reduce the Company’s global workforce by approximately 8,600 positions when compared with the workforce as of September 30, 2008. In January 2006, the Predecessor Company commenced a restructuring plan that included a significant reduction in the Company’s workforce. The majority of this reduction was achieved through plant closures during 2006 and 2007. The Company has worked and will continue to work with global customers, local works councils, unions, management, and employees at those locations affected by the restructuring program to maintain productive employee relations and minimize any disruptions resulting from these restructuring programs.

Impact of Environmental Regulations on the Company

The Company's operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company's financial position or cash flows in 2009 and are not expected to have a material impact on the Company's financial position or cash flows in 2010.

The Company’s Intellectual Property

The Company holds in excess of 4,200 patents and patent applications on a worldwide basis, of which 943 have been filed in the United States. Of the approximately 4,200 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to the Company.

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

The Company also maintains more than 5,800 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by the Company or are licensed to third parties.

Interests Held by an Entity Controlled by Mr. Carl C. Icahn

An entity indirectly owned and controlled by Mr. Icahn filed a Schedule 13D and amendments therein with the Securities and Exchange Commission indicating that such entity has a beneficial interest of approximately 76% of the Company’s outstanding shares of common stock. As a result, Mr. Icahn has the indirect ability to nominate and elect all of the directors on the Company’s Board of Directors, other than the Chief Executive Officer, and other than Neil Subin (through at least December 27, 2009). Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock including, without limitation, mergers, the sale of substantially all of the Company’s assets, and amendments to its certificate of incorporation and by-laws. So long as Mr. Icahn continues to control a majority of the Company’s outstanding capital stock, he will continue to have these governance rights and the ability to control the Company.

The Company’s Web Site and Access to Filed Reports

The Company maintains an internet Web site at www.federalmogul.com. The contents of the Company’s Web site are not incorporated by reference in this report. The Company provides access to its annual and periodic reports filed with the SEC free of charge through this Web site. The Company’s Integrity Policy is also available on its Web site. The SEC maintains a Web site at www.SEC.gov where reports, proxy and information statements, and other information about the Company may be obtained. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge by contacting the Company’s headquarters at the address located within the SEC Filings or under Investor Relations on the Company’s Web site.

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

Relative to the global automotive industry, the financial stability of the United States automotive industry has been deteriorating. Several companies have announced significant restructuring activities to eliminate excess capacity, reduce costs, and achieve other benefits normally associated with restructuring activities. Continued declines in the automotive production levels of Federal-Mogul’s major OE customers, particularly with respect to platforms for which Federal-Mogul is a significant supplier, could materially reduce sales and harm Federal-Mogul’s profitability.

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company's customer base includes virtually every significant global automotive manufacturer, numerous Tier 1 automotive suppliers, and a large number of distributors and installers of automotive aftermarket parts.

The financial distress of Federal-Mogul’s OE customers and within the supply base could significantly affect its operating performance: During 2009, many of the Company’s OE customers continued to lower production levels due to a reduction in end-customer demand. Several other global automotive manufacturers are also experiencing operating and profitability issues as well as labor concerns. In this environment, it is difficult to forecast future OE customer production schedules, the potential for labor disputes, or the success or sustainability of any strategies undertaken by any of Federal-Mogul’s customers in response to the current industry environment. This environment may also put additional pricing pressure on suppliers to reduce the cost of products, which would reduce Federal-Mogul’s margins. In addition, cuts in production schedules are also sometimes announced by Federal-Mogul’s OE customers with little advance notice, making it difficult for Federal-Mogul to respond with corresponding cost reductions.

Federal-Mogul’s supply base has also been adversely affected by industry conditions. Lower production levels for OEMs and increases in certain raw material, commodity and energy costs have resulted in severe financial distress among many companies within the automotive supply base. Several large suppliers and customers have filed for bankruptcy protection or ceased operations. Unfavorable industry conditions have also resulted in financial distress within Federal-Mogul’s supply base and an increase in commercial disputes and the risk of supply disruption. In addition, the adverse industry environment has required Federal-Mogul to provide financial support to distressed suppliers or take other measures to ensure uninterrupted production. While Federal-Mogul has taken certain actions to mitigate these factors, Federal-Mogul has offset only a portion of their overall impact on its operating results. The continuation or worsening of these industry conditions would adversely affect Federal-Mogul’s profitability, operating results and cash flow.

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

The Company has substantial indebtedness, which could restrict the Company’s business activities and could subject the Company to significant interest rate risk: As of December 31, 2009, the Company had approximately $2.9 billion of outstanding indebtedness. The Company is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

If the Company loses any of its executive officers or key employees, the Company’s operations and ability to manage the day-to-day aspects of its business may be materially adversely affected: The Company’s future performance substantially depends on its ability to retain and motivate executive officers and key employees, both individually and as a group. If the Company loses any of its executive officers or key employees, which have many years of experience with the Company and within the automotive industry and other manufacturing industries, or is unable to recruit qualified personnel, the Company’s ability to manage the day-to-day aspects of its business may be materially adversely affected. The loss of the services of one or more executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on the Company’s business, financial condition and results of operations.

The employment agreement of José Maria Alapont, the Company's President and Chief Executive Officer since March 1, 2005, expires on March 23, 2010. Accordingly, no assurances can be given that Mr. Alapont will not retire and will remain as President and Chief Executive Officer of the Company upon expiration of his employment agreement. The loss of Mr. Alapont's services could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company does not currently maintain “key person” life insurance.

The Company’s pension obligations and other post employment benefits could adversely impact the Company’s operating margins and cash flows: The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other post employment benefits. In addition, the Company sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet the Company’s expectations, or other actuarial assumptions are modified, the Company’s required contributions may be higher than it expects. See Note 15 to the Consolidated Financial Statements, included in Item 8 of this report.

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

Mr. Carl C. Icahn exerts significant influence over the Company and his interests may conflict with the interest of the Company’s other stockholders: Mr. Carl C. Icahn indirectly controls approximately 76% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including:
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

The Company’s restructuring activities may not result in the anticipated synergies and cost savings: The Company expects to continue to incur restructuring expenses and related costs of through 2010 in connection with the Company’s sustainable global profitable growth strategy. It is possible that such costs could vary from initially projected amounts or that achieving the expected synergies and cost savings will require additional costs or charges to earnings in future periods. It is also possible that the expected synergies may not be achieved. Any costs or charges could adversely impact the business, results of operations, liquidity and financial condition.

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

In recent periods there have been significant fluctuations in the prices of aluminum, copper, lead, nickel, platinum, resins, steel, other base metals and energy which have had and may continue to have an unfavorable impact on the Company’s business. Any continued fluctuations in the price or availability of energy and materials may have an adverse effect on the Company’s results of operations or financial condition. To address increased costs associated with these market forces, a number of the Company’s suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit the Company’s ability to pass some of the supply and material cost increases on to the Company’s customers and may prevent the Company from doing so in the future. Furthermore, the Company’s customers are generally not obligated to accept price increases that the Company may desire to pass along to them. This inability to pass on price increases to customers when material prices increase rapidly or to significantly higher than historic levels could adversely affect the Company’s operating margins and cash flow, possibly resulting in lower operating income and profitability.

The Company’s hedging activities to address commodity price fluctuations may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs:  In order to mitigate short-term variation in operating results due to the aforementioned commodity price fluctuations, the Company hedges a portion of near-term exposure to certain raw materials used in production processes, primarily natural gas, copper, nickel, lead, platinum, high-grade aluminum and aluminum alloy. The results of the Company’s hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures.

The Company’s hedging activities are not designed to mitigate long-term commodity price fluctuations and, therefore, will not protect from long-term commodity price increases. The Company’s future hedging positions may not correlate to actual energy or raw materials costs, which would cause acceleration in the recognition of unrealized gains and losses on hedging positions in operating results.

The Company is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or the Company’s failure to comply with such requirements may have a material adverse effect on its business, financial condition and results of operations: The Company is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose the Company to liability for the environmental condition of its current facilities, and also may expose the Company to liability for the conduct of others or for the Company’s actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose the Company to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries where such liability has not been resolved through the Company’s 524(g) Trust, as defined in Part III of this Annual Report. Despite the Company’s intention to be in compliance with all such laws and regulations, the Company cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If the Company violates or fails to comply with these requirements, the Company could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on the Company’s business.

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

The Company may be exposed to certain regulatory and financial risks related to climate change: Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are a number of pending legislative and regulatory proposals to address greenhouse gas emissions. For example, in June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act that would phase-in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is considering a different bill, and it is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries in which the Company operates have adopted the Kyoto Protocol, and this and other international initiatives under consideration could affect our international operations. These actions could increase costs associated with the Company’s operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, the Company cannot predict the potential impact of such laws on its future consolidated financial condition, results of operations or cash flows.

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Federal-Mogul's world headquarters is located in Southfield, Michigan, which is a leased facility. The Company had 175 manufacturing facilities, technical centers, distribution centers, and sales and administration office facilities worldwide at December 31, 2009. Approximately 44% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. The Company owns the remainder of the facilities.

Type of Facility	North America	Europe	Rest of World	Total

Manufacturing facilities	39	43	22	104
Technical centers	9	7	2	18
Distribution centers	9	8	4	21
Sales and administration offices	9	8	15	32
	66	66	43	175

The facilities range in size from approximately 100 square feet to 1.1 million square feet. Management believes that substantially all of the Company's facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been involved in various litigation matters regarding asbestos liabilities, environmental matters and other matters as described below.

Resolution of Asbestos Liabilities

As described in greater detail in Note 2 to the Consolidated Financial Statements, included in Item 8 of this report, all asbestos-related personal injury claims against the Debtors will be addressed by the U.S. Asbestos Trust or the U.K. Asbestos Trust in accordance with the terms of the Debtors’ confirmed Plan and the Company Voluntary Arrangements (“CVAs”), and such claims will be treated and paid in accordance with the terms of the Plan, the CVAs, and their related documents. All asbestos property damage claims against the Debtors have been compromised and resolved through the Plan and the CVAs. Accordingly, the Debtors have not recorded an asbestos liability as of December 31, 2009 or 2008.

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

Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste sent to these sites has generally been small. Therefore, the Company believes its exposure for liability at these sites is limited.

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

Total environmental liabilities were $22 million and $26 million at December 31, 2009 and 2008, respectively. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. On the Effective Date, $26 million in environmental liabilities subject to compromise were settled in accordance with the Plan. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2009, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs, as recorded, approximate $45 million.

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries that arise in the normal course of business. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of fiscal year 2009.

EXECUTIVE OFFICERS OF THE COMPANY

José Maria Alapont Age 59
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

William S. Bowers Age 57
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

David A. Bozynski Age 55
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

Jean Brunol Age 57
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

James (Jay) Burkhart Age 52
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

Gérard Chochoy Age 56
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

René L. F. Dalleur Age 56
Mr. Dalleur has served as senior vice president, Customer Satisfaction, Global Engineering and Manufacturing of the Company since April 2009. Previously, he was senior vice president, Vehicle Safety and Protection, from April 2007. He has been a member of the Strategy Board since May 2005. He served as senior vice president, Vehicle Safety and Performance, from May 2005 to April 2007. He served as senior vice president, global friction products, since 2001, and was named vice president of sealing systems, ignition and wipers, Europe in 2000. Prior to joining the Company in 1998 with the acquisition of Cooper Industries, Mr. Dalleur held various positions in engineering, purchasing, and plant and general management in the automotive and aerospace industries.

Steven K. Gaut Age 48
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

Alston German Age 45
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

Pascal Goachet Age 59
Mr. Goachet has served as senior vice president, human resources and organization, and a member of the strategy board of the Company since July 2006. Previously, he was named director of human resources, EMEA and Asia-Pacific in May 2005. Prior to joining the Company, Mr. Goachet was a staff member of the French Ministry of Labor in 2005. He served as vice president of corporate human resources, NEC Computers International, a subsidiary of NEC Japan from 2000 to 2005; and divisional director, human resources, Group Lafarge, Special Materials Division from July 1996 to December 2000. In addition, Mr. Goachet has held various human resources leadership positions at Air France Group in 1996; at Valeo Group from 1990 to 1995; and at the Matra Group from 1980 to 1990. Previously, he was a cabinet member of the French Ministry of Justice. In December 2007, the Government of France appointed Mr. Goachet as a Foreign Trade Advisor of the Republic of France. Additionally, he was inducted into the French Legion of Honor in 2004.

Alan Haughie Age 46
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

Ramzi Hermiz Age 44
Mr. Hermiz has served as senior vice president, Vehicle Safety and Protection since 2009, and a member of the strategy board of the Company since 2005. Previously, he was senior vice president, aftermarket products and services from 2007 to 2009 and senior vice president of sealing systems from 2005 to 2007. Mr. Hermiz has served as director of purchasing; director, pull systems and inventory; vice president, global supply-chain management; and vice president of the Company’s European Aftermarket operation. He joined the Company in 1998 with the acquisition of Fel-Pro, Inc. Prior to joining Fel-Pro in 1990, Mr. Hermiz was manager, purchasing and quality assurance for Triangle Home Products, a manufacturer of residential lighting and other products. He began his career as a design and product engineer for Keldu Technologies, a consulting firm serving the heavy-duty construction industry.

Rainer Jueckstock Age 50
Mr. Jueckstock has served as senior vice president, Powertrain Energy, and a member of the strategy board of the Company since April 2005. Previously, he was senior vice president, global powertrain. Mr. Jueckstock joined the Company in 1990, and has served as senior vice president, powertrain operations; senior vice president, pistons, rings and liners; vice president, rings and liners; operations director, piston rings, Europe; and managing director of the Friedberg, Germany, operation. He also was sales director for rings and liners, Europe; finance controller in Burscheid, Germany; and finance manager in Dresden, Germany.

Jeff Kaminski Age 48
Mr. Kaminski has served as senior vice president and chief financial officer since 2008, and a member of the strategy board of the Company since 2005. Previously, he was senior vice president, global purchasing. Prior to that, he was vice president of global supply chain management. Mr. Kaminski also was vice president, finance, global powertrain systems; and served in several finance and operations positions, including finance director, sealing systems; managing director of the Company’s Aftermarket subsidiary based in Australia; and international controller for the Aftermarket group based in Southfield, Michigan. During 2001, he served briefly as vice president, finance, GDX Automotive. Prior to joining the Company in 1989, Mr. Kaminski was manager of financial reporting at R.P. Scherer Corporation. He began his career in public accounting at Deloitte and Touche LLP.

Robert L. Katz Age 47
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

Markus Wermers Age 45
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

The Company’s stock is listed on the NASDAQ Global Stock Market.

There were approximately 80 stockholders of record of Common Stock as of February 19, 2010 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker. High and low sales prices for the Company’s common stock for each quarter in 2008 and 2009 as follows:

	2009		2008
Quarter	High	Low	High	Low

First	$7.76	$2.15	$27.00	$18.00
Second	$12.62	$6.25	$21.20	$14.91
Third	$14.99	$8.23	$17.29	$11.94
Fourth	$17.80	$10.68	$12.80	$3.12

For additional information with respect to the Company’s common stock, refer to Note 19 to Consolidated Financial Statements, included in Item 8 of this report.

The Company did not pay any dividends in 2008 or 2009. The Company has certain restrictions under its Exit Facilities from paying dividends in the future.

The following graph compares the cumulative total stockholder return during the period from January 1, 2009 to December 31, 2009 of the Company’s Common Stock to the S&P 500 Stock Index. The graph assumes that $100 was invested on January 1, 2009, in each of the Company’s Common Stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group. The peer group is comprised on the following companies: ArvinMeritor; BorgWarner; Dana; Magna; Tenneco and TRW. This performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents information from the Consolidated Financial Statements as of or for the five years ended December 31, 2009. This information should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and ''Financial Statements and Supplemental Data.''

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

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007	2006	2005
	(Millions of Dollars, Except Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$5,330	$6,866	$6,914	$6,326	$6,286
Costs and expenses	(5,344)	(6,673)	(6,718)	(6,242)	(6,223)
Restructuring expense, net	(32)	(132)	(48)	(66)	(30)
Adjustment of assets to fair value	(17)	(451)	(61)	(46)	(122)
Amortization expense	(49)	(76)	(19)	(18)	(18)
Chapter 11 and U.K. Administration related reorganization expenses, net	(3)	(17)	(81)	(95)	(138)
Settlement of U.K. pension plans	—	—	—	(500)	—
Gain on settlement of liabilities subject to compromise	—	—	761	—	—
Fresh-start reporting adjustments	—	—	956	—	—
Other income, net	43	37	36	28	46
Income tax benefit (expense), net	39	(19)	(332)	64	(132)
Net (loss) income	(33)	(465)	1,408	(549)	(331)
Less net (income) loss attributable to noncontrolling interests	(12)	(3)	4	(1)	(3)
Net (loss) income attributable to Federal-Mogul	$(45)	$(468)	$1,412	$(550)	$(334)

Common Share Summary
Net (loss) income per share – basic	$(0.46)	$(4.69)	$15.74	$(6.15)	$(3.75)
Net (loss) income per share – diluted	$(0.46)	$(4.69)	$15.46	$(6.15)	$(3.75)
Weighted average shares outstanding – basic (in millions)	98.9	99.7	89.7	89.4	89.1
Weighted average shares outstanding – diluted (in millions)	99.3	100.0	91.3	91.3	91.3
Dividends declared per common share	$—	$—	$—	$—	$—

Other Financial Information
Net cash provided from (used by) operating activities	$328	$627	$35	$(422)	$318
Expenditures for property, plant, equipment	176	320	310	237	190
Depreciation and amortization expense	327	349	354	329	344

	Successor			Predecessor
	As of December 31
	2009	2008	2007	2006	2005
	(Millions of Dollars)
Consolidated Balance Sheet Data
Total assets	$7,127	$7,236	$7,866	$7,179	$7,735
Short-term debt	97	102	118	482	607
Long-term debt	2,760	2,768	2,518	27	8
Liabilities subject to compromise	—	—	—	5,813	5,989
Federal-Mogul shareholders' equity (deficit)	1,023	951	2,124	(1,748)	(2,433)

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers (“OEM”) market and the replacement market (“aftermarket”). The Company’s customers include the world’s largest automotive OEMs and major distributors and retailers in the independent aftermarket. During 2009, the Company derived 56% of its sales from the OE market and 44% from the aftermarket. Geographically, the Company derived 40% of its 2009 sales in the United States and 60% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

The predecessor to Federal-Mogul Corporation, (the “Predecessor Company” or the “Predecessor”) and all of its then-existing wholly-owned United States subsidiaries (“U.S. Subsidiaries”) filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 1, 2001, certain of the Predecessor Company’s United Kingdom subsidiaries (together with the U.S. Subsidiaries, the “Debtors”) filed voluntary petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court. On November 8, 2007, the Bankruptcy Court entered an Order (the “Confirmation Order”) confirming the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) and entered Findings of Fact and Conclusions of Law regarding the Plan (the “Findings of Fact and Conclusions of Law”). On November 14, 2007, the United States District Court for the District of Delaware entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. On December 27, 2007, the Plan became effective in accordance with its terms (the “Effective Date”). On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (also referred to as “Federal-Mogul,” the “Company,” the “Successor Company” or the “Successor”).

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to require periodic cost reductions that require the Company to continually assess, redefine, and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy for sustainable global profitable growth, including the following ongoing initiatives:

•
Global Organization – Recognizing the ever-increasing globalization of the automotive industry, the Company organized its primary business units on a global basis – Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket. This allows each business to take advantage of best practices in product development, technology and innovation, manufacturing capability and capacity. Furthermore, the Company continues to develop and implement standardized processes and consolidated systems to further the direction and performance of the business.

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

•
Expand Asia Pacific Presence – The Company has invested in manufacturing operations, both wholly-owned and joint venture relationships, in the Asia Pacific region and maintains three technical centers in Shanghai, China; Bangalore, India; and Yokohama, Japan to support the Company’s efforts in this region. The Company intends to use these operations and technical centers to strengthen its current, as well as to develop new, customer relationships in this important region.

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

Accounting and Reporting During Reorganization

The Debtors operated as debtors-in-possession from October 1, 2001 to the Effective Date and adopted the provisions of FASB ASC Topic 852, Reorganizations (“FASB ASC 852”) (formally AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code), upon commencement of the bankruptcy proceedings. The Predecessor Company’s Consolidated Financial Statements for the periods from October 1, 2001 through December 31, 2007 have been prepared in accordance with the provisions of FASB ASC 852. Accordingly, all pre-petition liabilities subject to compromise were segregated in the consolidated balance sheet and classified as liabilities subject to compromise at the estimated amount of allowable claims. Liabilities not subject to compromise were separately classified as current and non-current. Interest was not accrued on debt subject to compromise subsequent to the Petition Date. Reorganization items include the expenses, realized gains and losses, and provisions for losses resulting from the reorganization under the Bankruptcy Code, and such items are reported separately as reorganization items in the Company’s consolidated statements of operations.

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

The Company adopted fresh-start reporting under the provisions of FASB ASC 852 as of December 31, 2007. Accordingly, the Company’s reorganization value was allocated to existing assets using the measurement guidance provided in Statement of Financial Accounting Standards 141, Business Combinations, which was subsequently amended by FASB ASC Topic 805. In addition, liabilities were recorded at the present value of amounts estimated to be paid. Finally, the Predecessor Company’s accumulated deficit was eliminated, and the Company’s new debt and equity were recorded in accordance with the Plan.

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

The adoption of fresh-start reporting has had a material effect on the financial statements. As a result, consolidated financial statements published for periods following December 31, 2007 are not comparable with those published before such date. See Notes 2 and 3 to the Consolidated Financial Statements, included in Item 8 of this report, for further discussion of the provisions of FASB ASC 852.

Pension Plans and Other Postemployment Benefit Plans

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans, non-pension postemployment benefits, and disability, early retirement and other postemployment benefits are accounted for in accordance with FASB ASC Topic 715, Compensation – Retirement Benefits.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits as of December 31, 2009 are as follows:

•
Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time, however, the expected long-term rate of return on plan assets is designed to approximate actual earned long-term returns. The Company uses long-term historical actual return information, the mix of investments that comprise plan assets, and future estimates of long-term investment returns by reference to external sources to develop an assumption of the expected long-term rate of return on plan assets. The expected long-term rate of return used to calculate net periodic pension cost is 8.50% for U.S. plans and 5.79% for non-U.S. plans.

•
Discount rate: The discount rate is used to calculate future pension and postemployment obligations. Discount rate assumptions used to account for pension and non-pension postemployment benefit plans reflect the rates available on high-quality, fixed-income debt instruments on December 31 of each year. In determining its pension and other benefit obligations, the Company used weighted average discount rates of 5.75% for U.S. plans and 5.13% for non-U.S. plans.

•
Health care cost trend: For postretirement health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postemployment health care benefits is 7.1% declining to an ultimate trend rate of 5.0% in 2014. The assumed drug cost trend rate used to measure next year’s postemployment health care benefits is 8.5% declining to an ultimate trend rate of 5.0% in 2014.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s 2009 funding requirements.

	Pension Benefits
	United States Plans			Non-U.S. Plans			Other Benefits
	Change in 2010 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2010 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2010 Expense	Change in PBO
	(Millions of Dollars)

25 bp decrease in discount rate	$2	$26	$(26)	$—	$9	$(9)	$—	$11
25 bp increase in discount rate	(2)	(26)	26	—	(9)	9	—	(10)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)

100 bp increase in health care trend rate	$2	$24
100 bp decrease in health care trend rate	(2)	(22)

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

On the Effective Date, $26 million in environmental liabilities subject to compromise were settled in accordance with the Plan. Recorded environmental liabilities were $22 million and $26 million at December 31, 2009 and 2008, respectively. These accruals are based upon management’s best estimates, which requires management to make assumptions regarding the costs for remediation activities, the extent to which costs may be borne by other liable parties, the financial viability of such parties, the time periods over which remediation activities will be completed, and other factors. Although management believes its accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such environmental matters, any changes in the underlying assumptions could materially impact the Company’s future results of operations and financial condition. At December 31, 2009, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $45 million.

Conditional Asset Retirement Obligations

The Company records conditional asset retirement obligations (“CARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary CARO activities relate to the removal of hazardous building materials at its facilities. The Company records a CARO when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $30 million and $27 million as of December 31, 2009 and 2008, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO.

In determining whether the estimated fair value of CARO can reasonably be estimated, the Company must determine if the obligation can be assessed in relation to the acquisition price of the related asset or if an active market exists to transfer the obligation. If the obligation cannot be assessed in connection with an acquisition price and if no market exists for the transfer of the obligation, the Company must determine if it has sufficient information upon which to estimate the obligation using expected present value techniques. This determination requires the Company to estimate the range of settlement dates and the potential methods of settlement, and then to assign the probabilities to the various potential settlement dates and methods.

In cases other than those included in the $30 million, where probability assessments could not reasonably be made, the Company cannot record and has not recorded a liability for the affected CARO. If new information were to become available whereby the Company could make reasonable probability assessments for these CARO, the amount accrued for CARO could change significantly, which could materially impact the Company’s statement of operations and/or financial position. Settlements of CARO in the near-future at amounts other than the Company’s best estimates as of December 31, 2009 also could materially impact the Company’s future results of operations and financial condition.

Long-Lived Assets

As a result of fresh-start reporting, long-lived assets such as property, plant and equipment have been stated at estimated replacement cost as of December 31, 2007, unless the expected future use of the assets indicated a lower value was appropriate. Long-lived assets such as definite-lived intangible assets have been stated at estimated fair value as of December 31, 2007. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with the subsequent measurement provisions of FASB ASC Topic 360, Property, Plant & Equipment.

The Company performs its annual goodwill impairment analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

The Company’s goodwill balance by reporting segment as of December 31, 2009 is as follows (in millions):

Powertrain Energy	$277
Powertrain Sealing and Bearings	96
Vehicle Safety and Protection	700
$1,073

All of the Company’s reporting units with a goodwill balance passed “Step 1” of the October 1, 2009 goodwill impairment analysis. All “Step 1” results had fair values in excess of carrying values of at least 15%.

The Company reviews the carrying value of its long-lived and indefinite-lived assets, whether held for use or disposal, including other intangible assets, annually or more frequently when events and circumstances warrant such a review. Estimating fair value for both long-lived and indefinite-lived assets requires management to make assumptions regarding future sales volumes and pricing, capital expenditures, useful lives and salvage values of related property, plant and equipment, the Company’s ability to develop and implement productivity improvements, discount rates, effective tax rates, market multiples, and other items. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition. Management believes that the estimates of future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect the evaluations. Significant judgments and estimates used by management when evaluating assets for impairment include: (i) an assessment as to whether an adverse event or circumstance has triggered the need for an impairment review; and (ii) discounted or undiscounted future cash flows generated by the asset.

The Company recorded total impairment charges of $17 million, $451 million and $61 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation, which requires companies to expense the estimated fair value of employee stock options and other forms of stock-based compensation. Estimating fair value for shared-based payments in accordance with FASB ASC Topic 718 requires management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the life of the share-based payment, and the date on which share-based payments will be settled. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition. Additional financial information related to the Company’s share-based payments is presented in Note 20 to the Consolidated Financial Statements, included in Item 8 of this report.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). The determination of the Company’s tax provision is complex due to operations in many tax jurisdictions outside the United States. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other tax loss and credit carryforwards. The realization of deferred tax assets is dependant upon the Company’s ability to generate future taxable income. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company did not record taxes on its undistributed earnings of $617 million at December 31, 2009, since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2009, the Company had a deferred tax asset of $358 million, net of a valuation allowance of $865 million, and deferred tax liabilities of $805 million. At December 31, 2008, the Company had a deferred tax asset of $313 million, net of a valuation allowance of $786 million, and deferred tax liabilities of $795 million.

The Predecessor Company adopted the Accounting for Uncertainty in Income Taxes provisions, now codified within FASB ASC 740, as of January 1, 2007. This guidance clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. It only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. Management judgment is required in determining when the Company’s deferred tax assets and liabilities have met the more likely than not threshold. As a result of this adoption, the Predecessor Company recognized a $14 million decrease in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 total shareholders’ deficit.

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

Consolidated Results

Net sales by reporting segment were:
	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Powertrain Energy	$1,413	$2,090	$2,063
Powertrain Sealing and Bearings	819	1,154	1,156
Vehicle Safety and Protection	772	985	1,016
Global Aftermarket	2,326	2,637	2,679
	$5,330	$6,866	$6,914

Net sales by group and region are listed below. “PTE”, “PTSB”, “VSP” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
Successor – 2009
United States and Canada	20%	33%	27%	64%	42%
Europe	63%	54%	55%	21%	42%
Rest of World	17%	13%	18%	15%	16%

Successor – 2008
United States and Canada	20%	30%	29%	64%	40%
Europe	65%	59%	55%	22%	46%
Rest of World	15%	11%	16%	14%	14%

Predecessor – 2007
United States and Canada	21%	35%	32%	65%	42%
Europe	66%	55%	54%	23%	46%
Rest of World	13%	10%	14%	12%	12%

Cost of products sold by reporting segment was:
	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Powertrain Energy	$1,284	$1,786	$1,774
Powertrain Sealing and Bearings	801	1,090	1,102
Vehicle Safety and Protection	602	768	782
Global Aftermarket	1,851	2,107	2,068
Corporate	—	(9)	3
	$4,538	$5,742	$5,729

Gross margin by reporting segment was:
	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Powertrain Energy	$129	$304	$289
Powertrain Sealing and Bearings	18	64	54
Vehicle Safety and Protection	170	217	234
Global Aftermarket	475	530	611
Corporate	—	9	(3)
	$792	$1,124	$1,185

Consolidated net sales decreased by $1,536 million, or 22%, to $5,330 million for the year ended December 31, 2009 from $6,866 million for the year ended December 31, 2008. Over 60% of the Company’s sales originate outside the United States; therefore the impact of the U.S. dollar strengthening in 2009, primarily against the euro, decreased reported sales by $305 million.

In general, light and commercial vehicle OE production, and hence demand from the OEM’s for the Company’s products, declined significantly in all regions. When the regional year over year production declines in both light and commercial vehicle are applied to the various markets in which the Company’s OE products are sold the weighted average drop in global OEM demand was 32%. Against this global production volume decline, the Company increased its OE market share in all regions, with the result that, on a constant dollar and constant pricing basis, the reduction in the Company’s sales to OEM’s was limited to 24%. Global aftermarket volumes decreased by 11% due to a combination of items including macro-economic factors driving deferred maintenance spending at the consumer level and the credit crisis impact on customers in various countries in Eastern Europe and South America. In addition, global aftermarket’s 2008 volume included increased sales due to the geographic expansion of one of the Company’s North American customers due to an acquisition. The combined impact of these factors was a net sales volume decline of $1,254 million. Net customer price increases were $23 million.

In connection with fresh-start reporting completed as of December 31, 2007, inventory balances as of that date were increased by $68 million. During the three months ended March 31, 2008, the Company recognized $68 million in additional cost of goods sold, which reduced gross margin by the same. The non-recurrence of this one-time event has resulted in an increase in gross margin for 2009 when compared to 2008, and is referenced several times in the discussions that follow.

Cost of products sold decreased by $1,204 million to $4,538 million for the year ended December 31, 2009 compared to $5,742 million for the year ended December 31, 2008. This was primarily due to a $748 million decrease in material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes. Productivity in excess of labor and benefits inflation of $62 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes. Other factors contributing to this decrease were currency movements of $270 million, improved materials and services sourcing of $82 million and the non-recurring 2008 fresh-start reporting impact on inventory of $68 million.

Gross margin was $792 million, or 14.9% of sales, for the year ended December 31, 2009 compared to $1,124 million, or 16.4% of sales, for the year ended December 31, 2008. The most significant factor affecting gross margin was that of reduced sales, where the impact of lower volumes of $1,254 million was partially offset by lower cost of products sold of $748 million, resulting in lower gross margin of $506 million. Favorable productivity in excess of labor and benefits inflation of $62 million, the non-recurring 2008 fresh-start reporting impact on inventory of $68 million, improved materials and services sourcing of $82 million and net customer price increases of $23 million were more than offset by sales volume decreases that reduced margins by $506 million, increased depreciation of $16 million, increased pension expense of $10 million and currency movements of $35 million.

Reporting Segment Results 2009 versus 2008

The following table provides changes in sales, cost of products sold, gross margin and operational EBITDA for the year ended December 31, 2009 compared with the year ended December 31, 2008 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, gain on settlement of liabilities subject to comprise, fresh-start reporting adjustments, expense associated with U.S. based funded pension plans and the impact on 2008 gross margin of the fresh-start reporting valuation of inventory.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2008 Sales, Successor	$2,090	$1,154	$985	$2,637	$—	$6,866
Sales volumes	(504)	(292)	(168)	(290)	—	(1,254)
Customer pricing	(36)	13	(1)	47	—	23
Foreign currency	(137)	(56)	(44)	(68)	—	(305)
2009 Sales, Successor	$1,413	$819	$772	$2,326	$—	$5,330

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2008 Cost of Products Sold, Successor	$1,786	$1,090	$768	$2,107	$(9)	$5,742
Sales volumes / mix	(311)	(179)	(79)	(175)	(4)	(748)
Productivity, net of inflation	(32)	(32)	(13)	5	10	(62)
Materials and services sourcing	(16)	(19)	(30)	(11)	(6)	(82)
Depreciation	6	6	4	1	(1)	16
Pension	1	(1)	—	—	10	10
Non-recurrence of 2008 fresh-start reporting impact on inventory	(11)	(7)	(5)	(45)	—	(68)
Foreign currency	(139)	(57)	(43)	(31)	—	(270)
2009 Cost of Products Sold, Successor	$1,284	$801	$602	$1,851	$—	$4,538

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2008 Gross Margin, Successor	$304	$64	$217	$530	$9	$1,124
Sales volumes / mix	(193)	(113)	(89)	(115)	4	(506)
Customer pricing	(36)	13	(1)	47	—	23
Productivity, net of inflation	32	32	13	(5)	(10)	62
Materials and services sourcing	16	19	30	11	6	82
Depreciation	(6)	(6)	(4)	(1)	1	(16)
Pension	(1)	1	—	—	(10)	(10)
Non-recurrence of 2008 fresh-start reporting impact on inventory	11	7	5	45	—	68
Foreign currency	2	1	(1)	(37)	—	(35)
2009 Gross Margin, Successor	$129	$18	$170	$475	$—	$792

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2008 Operational EBITDA, Successor	$354	$58	$206	$377	$(233)	$762
Sales volumes / mix	(193)	(113)	(89)	(115)	4	(506)
Customer pricing	(36)	13	(1)	47	—	23
Productivity – Cost of products sold	32	32	13	(5)	(10)	62
Productivity – SG&A	23	17	10	25	57	132
Productivity – Other Income	—	(2)	—	—	—	(2)
Sourcing – Cost of products sold	16	19	30	11	6	82
Sourcing – SG&A	—	—	—	3	3	6
Sourcing – Other Income	1	—	—	—	15	16
Equity earnings on non-consolidated affiliates	(6)	(2)	(1)	2	—	(7)
Stock-based compensation	—	—	—	—	(41)	(41)
Foreign currency	(10)	(3)	(1)	(20)	15	(19)
Other	(5)	(1)	(3)	(5)	9	(5)
2009 Operational EBITDA, Successor	$176	$18	$164	$320	$(175)	$503
Interest expense, net						(132)
Depreciation and amortization						(327)
Restructuring expense, net						(32)
Adjustment of assets to fair value						(17)
Chapter 11 and U.K. Administration related reorganization expenses						(3)
Expense associated with U.S. based funded pension plans						(66)
Other						2
Loss before income taxes						$(72)

Powertrain Energy

Sales decreased by $677 million, or 32%, to $1,413 million for the year ended December 31, 2009 from $2,090 million for the year ended December 31, 2008. PTE generates over 80% of its revenue outside the United States and the resulting currency movements decreased reported sales by $137 million. Sales volumes decreased by $504 million due to OE production volume declines in all regions, slightly offset by market share gains and new program launches in all regions. Price downs associated with customer contractual agreements reduced sales by $36 million, including the impact of material price escalators whereby, through prior arrangements with certain customers, the Company transfers all, or part, of the changes in material costs to its customers.

Cost of products sold decreased by $502 million to $1,284 million for the year ended December 31, 2009 compared to $1,786 million for the year ended December 31, 2008. This was primarily due to a $311 million decrease in material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes. Productivity in excess of labor and benefits inflation of $32 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume. Other significant factors contributing to this decrease were currency movements of $139 million and improved materials and services sourcing of $16 million.

Gross margin decreased by $175 million to $129 million, or 9.1% of sales, for the year ended December 31, 2009 compared to $304 million, or 14.5% of sales, for the year ended December 31, 2008. The unfavorable impact of sales volumes contributed to a $193 million decrease in gross margin, being the difference between the volume related reductions of $504 million in sales and $311 million in the cost of products sold. Other less significant factors contributing to the margin erosion were $36 million in customer pricing decreases, partially offset by $32 million of favorable productivity in excess of labor and benefits inflation and improved materials and services sourcing of $16 million.

Operational EBITDA decreased by $178 million to $176 million for the year ended December 31, 2009 from $354 million for the year ended December 31, 2008. This decrease was primarily due to the impact of reduced volumes of $193 million. When combined with the other macro-economic factors, such as adverse currency movements of $10 million and reduced income from non-consolidated affiliates of $6 million, the latter due to reductions in global market demand, EBITDA before operational actions fell by $209 million. Improved productivity in both cost of products sold and SG&A increased EBITDA by $55 million, and improved materials and services sourcing contributed a further $17 million.  However, these favorable actions were partly offset by reduced customer pricing of $36 million.

Powertrain Sealing and Bearings

Sales decreased by $335 million, or 29%, to $819 million for the year ended December 31, 2009 from $1,154 million for the year ended December 31, 2008. PTSB generates approximately 70% of its revenue outside the United States and the resulting currency movements decreased reported sales by $56 million. Sales volumes decreased by $292 million due to OE production volume declines in all regions, slightly offset by market share gains and new program launches in all regions. Customer pricing increased sales by $13 million.

Cost of products sold decreased by $289 million to $801 million for the year ended December 31, 2009 compared to $1,090 million for the year ended December 31, 2008. This was primarily due to a $179 million decrease in material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes. Productivity in excess of labor and benefits inflation of $32 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume. Other factors contributing to this decrease were currency movements of $57 million and improved materials and services sourcing of $19 million.

Gross margin decreased by $46 million to $18 million, or 2.2% of sales, for the year ended December 31, 2009 compared to $64 million, or 5.5% of sales, for the year ended December 31, 2008. The unfavorable impact of sales volumes contributed to a $113 million decrease in gross margin, being the difference between the volume related reductions of $292 million in sales and $179 million in the cost of products sold. Other significant factors that helped to mitigate to the impact of lower volumes were $13 million in customer pricing increases, $32 million of favorable productivity in excess of labor and benefits inflation and improved materials and services sourcing of $19 million.

Operational EBITDA decreased by $40 million to $18 million for the year ended December 31, 2009 from $58 million for the year ended December 31, 2008. This decrease was primarily due to the impact of reduced volumes of $113 million. When combined with the other macro-economic factors, such as adverse currency movements of $3 million and reduced income from non-consolidated affiliates of $2 million, the latter due to reductions in global market demand, EBITDA before operational actions fell by $118 million. Improved productivity in both cost of products sold and SG&A increased EBITDA by $49 million, improved materials and services sourcing contributed a further $19 million and favorable customer pricing added $13 million.

Vehicle Safety and Protection

Sales decreased by $213 million, or 22%, to $772 million for the year ended December 31, 2009 from $985 million for the year ended December 31, 2008. VSP generates over 70% of its revenue outside the United States and the resulting currency movements decreased reported sales by $44 million. Sales volumes fell by $168 million due to lower OE production in all regions, slightly offset by market share gains and new program launches in all regions.

Cost of products sold decreased by $166 million to $602 million for the year ended December 31, 2009 compared to $768 million for the year ended December 31, 2008. This was primarily due to a $79 million decrease in material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes. Productivity in excess of labor and benefits inflation of $13 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume changes. Other factors contributing to this decrease were currency movements of $43 million and improved materials and services sourcing of $30 million.

Gross margin decreased by $47 million to $170 million, or 22.0% of sales, for the year ended December 31, 2009 compared to $217 million, or 22.0% of sales, for the year ended December 31, 2008. The unfavorable impact of sales volumes contributed to an $89 million decrease in gross margin, being the difference between the volume related reductions of $168 million in sales and $79 million in the cost of products sold. Improved materials and services sourcing reduced costs by $30 million and favorable productivity in excess of labor and benefits inflation was $13 million.

Operational EBITDA decreased by $42 million to $164 million for the year ended December 31, 2009 from $206 million for the year ended December 31, 2008. This decrease was primarily due to the impact of reduced volumes of $89 million. When combined with the other macro-economic factors, such as adverse currency movements of $1 million and reduced income from non-consolidated affiliates of $1 million, EBITDA before operational actions fell by $91 million. Improved productivity in both cost of goods sold and SG&A increased EBITDA by $23 million, improved materials and services sourcing contributed a further $30 million, and customer pricing $1 million.

Global Aftermarket

Sales decreased by $311 million, or 12%, to $2,326 million for the year ended December 31, 2009 from $2,637 million for the year ended December 31, 2008. This change was caused by decreased sales volumes in all regions totaling $290 million due to a combination of factors including the economic recession reducing consumer spending and the frailty of financial markets in Eastern Europe and South America, partially offset by customer price increases of $47 million. Unfavorable foreign currency movements were $68 million.

Cost of products sold decreased by $256 million to $1,851 million for the year ended December 31, 2009 compared to $2,107 million for the year ended December 31, 2008. This was primarily due to a $175 million decrease due to reduced volume of product purchased as a direct consequence of the lower market demand. Other factors contributing to this decrease were the non-recurring 2008 fresh-start reporting impact on inventory of $45 million and currency movements of $31 million.

Gross margin decreased by $55 million to $475 million, or 20.4% of sales, for the year ended December 31, 2009 compared to $530 million, or 20.1% of sales, for the year ended December 31, 2008. The unfavorable impact of sales volumes contributed to a $115 million decrease in gross margin, being the difference between the volume related reductions of $290 million in sales and $175 million in the cost of products sold. Customer price increases were $47 million, and the non-recurrence of the 2008 fresh-start reporting impact on inventory which increased reported gross margin by $45 million was mostly offset by adverse currency movements of $37 million.

Operational EBITDA decreased by $57 million to $320 million for the year ended December 31, 2009 from $377 million for the year ended December 31, 2008. This decrease was primarily due to the impact of reduced volumes of $115 million. When combined with adverse currency movements of $20, EBITDA before operational actions fell by $135 million. Improved productivity, mainly in SG&A, increased EBITDA by $20 million, improved materials and services sourcing contributed a further $14 million, and customer pricing $47 million.

Corporate

Operational EBITDA increased by $58 million to $(175) million for the year ended December 31, 2009 from $(233) million for the year ended December 31, 2008. This increase was due to reduced SG&A in excess of labor and benefits inflation of $57 million, improvements in the cost of services of $9 million, favorable currency movements of $15 million, and increased gains on hedging transactions of $15 million, partially offset by increased stock-based compensation expense for liability based awards of $41 million primarily due to the impact of the Company’s rising stock price.

Selling, General and Administrative Expense

SG&A expenses were $690 million, or 12.9% of net sales, for the year ended December 31, 2009 as compared to $774 million, or 11.3% of net sales the year ended December 31, 2008. Included within SG&A is a charge of $37 million relating to the U.S. funded pension plan. The favorable impact of exchange movements decreased SG&A by $27 million, leaving a constant-dollar decrease of $111 million which is due to reduced employee costs and other productivity improvements, net of labor and benefits inflation, partially offset by increased pension costs.

Included in SG&A expense above were research and development (“R&D”) costs, including product engineering and validation costs, of $140 million for the year ended December 31, 2009 compared to $173 million for the year ended December 31, 2008. As a percentage of OEM sales, research and development was 4.7% for the year ended December 31, 2009 and 4.1% for the year ended December 31, 2008.

Interest Expense

Net interest expense was $132 million for the year ended December 31, 2009 compared to $180 million for the year ended December 31, 2008. The decrease is primarily due to lower average interest rates.

Other Income, Net

Other income, net was $43 million for the year ended December 31, 2009, compared with other income, net of $37 million for the year ended December 31, 2008. The Company was party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. During 2009 and 2008, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $12 million and $17 million, respectively.

During 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain, which the Company recognized in other income.

In 2008, the Company experienced a fire at a plant in Europe. During 2008, the Company received cash proceeds of $30 million from its insurance carrier, for which it recognized a $12 million gain associated with the involuntary conversion. During 2009, the Company received additional proceeds of $7 million, which was recognized as a gain.

Reporting Segment Results 2008 versus 2007

The following table provides changes in sales, cost of products sold, gross margin and Operational EBITDA for the year ended December 31, 2008 compared with the year ended December 31, 2007 for each of the Company’s reporting segments.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2007 Sales, Predecessor	$2,063	$1,156	$1,016	$2,679	$-	$6,914
Sales volumes and new business	(29)	(75)	(64)	(119)	-	(287)
Customer pricing	(22)	31	(6)	39	-	42
Foreign currency	78	42	39	38	-	197
2008 Sales, Successor	$2,090	$1,154	$985	$2,637	$-	$6,866

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2007 Cost of Products Sold, Predecessor	$1,774	$1,102	$782	$2,068	$3	$5,729
Sales volumes / mix	(10)	(29)	(12)	(36)	1	(86)
Productivity, net of inflation	(43)	(13)	(54)	-	(12)	(122)
Materials and services sourcing	7	2	26	(8)	1	28
Depreciation	(32)	(18)	(13)	-	-	(63)
Pension	-	1	1	-	(3)	(1)
Increase to inventory values as a result of fresh-start reporting	11	7	5	45	-	68
Foreign currency	79	38	33	38	1	189
2008 Cost of Products Sold, Successor	$1,786	$1,090	$768	$2,107	$(9)	$5,742

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2007 Gross Margin, Predecessor	$289	$54	$234	$611	$(3)	$1,185
Sales volumes / mix	(19)	(46)	(52)	(83)	(1)	(201)
Customer pricing	(22)	31	(6)	39	-	42
Productivity, net of inflation	43	13	54	-	12	122
Materials and services sourcing	(7)	(2)	(26)	8	(1)	(28)
Depreciation	32	18	13	-	-	63
Pension	-	(1)	(1)	-	3	1
Increase to inventory values as a result of fresh-start reporting	(11)	(7)	(5)	(45)	-	(68)
Foreign currency	(1)	4	6	-	(1)	8
2008 Gross Margin, Successor	$304	$64	$217	$530	$9	$1,124

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2007 Operational EBITDA, Successor	$355	$50	$225	$423	$(263)	$790
Sales volumes / mix	(19)	(46)	(52)	(83)	(1)	(201)
Customer pricing	(22)	31	(6)	39	-	42
Productivity – Cost of products sold	43	13	54	-	12	122
Productivity – SG&A	6	6	2	5	(10)	9
Productivity – Other income	1	8	-	-	(18)	(9)
Sourcing – Cost of products sold	(7)	(2)	(26)	8	(1)	(28)
Sourcing – SG&A	-	1	-	-	3	4
Sourcing – Other income	-	(2)	-	-	1	(1)
Equity earnings on non-consolidated affiliates	(9)	(2)	1	(2)	-	(12)
Stock based compensation	-	-	-	-	23	23
Environmental claims settlements					17	17
Foreign currency	4	2	5	(11)	(4)	(4)
Other	2	(1)	3	(2)	8	10
2008 Operational EBITDA, Successor	$354	$58	$206	$377	$(233)	$762
Interest expense, net						(180)
Depreciation and amortization						(349)
Adjustment of assets to fair value						(451)
Restructuring expense, net						(132)
Chapter 11 and U.K. Administration related reorganization expenses						(17)
Gross margin impact of December 31, 2007 fresh-start reporting inventory adjustment						(68)
Expense associated with U.S. based funded pension plans						(5)
Other						(6)
Loss before income taxes						$(446)

Powertrain Energy

Sales increased by $27 million, or 1%, to $2,090 million for the year ended December 31, 2008 from $2,063 million for the year ended December 31, 2007. PTE generated over 80% of its revenue outside the United States and the resulting currency movements increased reported sales by $78 million. Sales volumes decreased by $49 million due to OE production volume decreases in Europe and North America. The November 2007 acquisition of a controlling interest in a joint venture in China contributed additional sales of $20 million. Continued customer pricing pressure reduced sales by $22 million.

Cost of products sold increased by $12 million to $1,786 million for the year ended December 31, 2008 compared to $1,774 million for the year ended December 31, 2007. This slight increase was due to foreign currency movements of $79 million and the 2008 fresh-start reporting impact on inventory of $11 million, partially offset by favorable productivity in excess of labor and benefits inflation of $43 million, which represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes, and lower depreciation expense of $32 million due to the revaluation of fixed assets in conjunction with fresh-start reporting.

Gross margin increased by $15 million to $304 million, or 14.5% of sales, for the year ended December 31, 2008 compared to $289 million, or 14.0% of sales, for the year ended December 31, 2007. This increase was due to favorable productivity in excess of labor and benefits inflation of $43 million and lower depreciation expense of $32 million, partially offset by decreased sales volumes, which reduced gross margin by $19 million, customer price reductions of $22 million and the 2008 fresh-start reporting impact on inventory of $11 million.

Operational EBITDA decreased by $1 million to $354 million for the year ended December 31, 2008 from $355 million for the year ended December 31, 2007. The unfavorable impact of sales volumes declines of $19 million, customer price decreases of $22 million and decreased equity earnings on non-consolidated affiliates of $9 million were mostly offset by favorable productivity in excess of labor and benefits inflation of $50 million.

Powertrain Sealing and Bearings

Sales decreased by $2 million, or less than 1%, to $1,154 million for the year ended December 31, 2008 from $1,156 million for the year ended December 31, 2007. Approximately 70% of PTSB’s revenues were generated outside the United States and the resulting currency movements increased sales by $42 million. Reduced light vehicle OE production in North America and Europe outweighed increases in market share and OE production volume in Asia, resulting in a net volume decline of $87 million. Customer prices were increased by a net $31 million. The March 2008 acquisition of FMBIL increased sales by $12 million.

Cost of products sold decreased by $12 million to $1,090 million for the year ended December 31, 2008 compared to $1,102 million for the year ended December 31, 2007. This slight decrease was primarily due to a $29 million decrease associated with the decline in sales volume. This reduction is due to reduced material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes, partly offset by increases in the cost base resulting from changes in the mix of products manufactured and sold in the period. Another factor contributing to this decrease was lower depreciation expense of $18 million due to the revaluation of fixed assets in conjunction with fresh-start reporting. These noted decreases were partially offset by foreign currency movements of $38 million.

Gross margin increased by $10 million to $64 million, or 5.5% of sales, for the year ended December 31, 2008 compared to $54 million, or 4.7% of sales, for the year ended December 31, 2007. This increase was due to increased customer pricing of $31 million and lower depreciation of $18 million, partially offset by the gross margin impact of $46 million due to lower sales volumes.

Operational EBITDA increased by $8 million to $58 million for the year ended December 31, 2009 from $50 million for the year ended December 31, 2008. This increase was due to increased customer pricing of $31 million and favorable productivity in excess of labor and benefits inflation of $27 million, partially offset by the unfavorable impact of sales volumes declines of $46 million.

Vehicle Safety and Protection

Sales decreased by $31 million, or 3%, to $985 million for the year ended December 31, 2008 from $1,016 million for the year ended December 31, 2007. Approximately 70% of VSP’s sales were generated outside the United States and the resulting currency movements increased sales by $39 million. Sales volumes fell by $64 million as significant market share gains in Asia were more than offset by the decline in light vehicle and OE production in North America and Europe. Customer price reductions were $6 million.

Cost of products sold decreased by $14 million to $768 million for the year ended December 31, 2008 compared to $782 million for the year ended December 31, 2007. This slight decrease was primarily due to $54 million of favorable productivity in excess of labor and benefits inflation, which represents improvements in the total manufacturing cost base in excess of those due to reduced production volume and mix changes. Other factors contributing to this decrease were lower depreciation expense of $13 million due to the revaluation of fixed assets in conjunction with fresh-start reporting and a $12 million decrease associated with the decline in sales volume. These noted decreases were partially offset by foreign currency movements of $33 million and unfavorable materials and services sourcing of $26 million.

Gross margin decreased by $17 million to $217 million, or 22.0% of sales, for the year ended December 31, 2008 compared to $234 million, or 23.0% of sales, for the year ended December 31, 2007. This decrease was due to the gross margin impact of $52 million caused by lower sales volumes and unfavorable materials and services sourcing of $26 million, partially offset by favorable productivity in excess of labor and benefits inflation of $54 million and lower depreciation expense of $13 million.

Operational EBITDA decreased by $19 million to $206 million for the year ended December 31, 2008 from $225 million for the year ended December 31, 2007. This decrease was due to the unfavorable impact of sales volumes declines of $52 million and unfavorable materials and services sourcing of $26 million, partially offset by favorable productivity in excess of labor and benefits inflation of $56 million.

Global Aftermarket

Sales decreased by $42 million, or 2%, to $2,637 million for the year ended December 31, 2008 from $2,679 million for the year ended December 31, 2007. This change was due to sales volume decreases of $119 million, partially offset by customer price increases of $39 million and currency movements of $38 million.

Cost of products sold increased by $39 million to $2,107 million for the year ended December 31, 2008 compared to $2,068 million for the year ended December 31, 2007. This was due to the non-recurring 2008 fresh-start reporting impact on inventory of $45 million and foreign currency movements of $38 million, partially offset by a $36 million decrease associated with the decline in sales volume. This $36 million reduction is due to reduced volume of product purchased as a direct consequence of the lower market demand, partly offset by increases in the cost base resulting from changes in the mix of products bought and sold in the period.

Gross margin decreased by $81 million to $530 million, or 20.1% of sales, for the year ended December 31, 2008 compared to $611 million, or 22.8% of sales, for the year ended December 31, 2007. Before considering the impact of the one-time inventory charge of $45 million, gross margin would have been 21.8% of sales. The impact of the volume decrease was compounded by unfavorable movements in the mix of products and markets into which the aftermarket products were distributed, lowering margin by $83 million. This margin erosion was partially offset by increased customer pricing of $39 million.

Operational EBITDA decreased by $46 million to $377 million for the year ended December 31, 2008 from $423 million for the year ended December 31, 2007. The unfavorable impact of sales volumes declines of $83 million was partially offset by customer price decreases of $39 million.

Corporate

Operational EBITDA increased by $30 million to $(233) million for the year ended December 31, 2008 from $(263) million for the year ended December 31, 2007. This increase was primarily the result of the favorable impact of stock based compensation of $23 million and environmental claims settlements of $17 million, partially offset by unfavorable productivity of $16 million.

Selling, General and Administrative Expense

SG&A expenses were $774 million, or 11.3% of net sales, for the year ended December 31, 2008 as compared to $828 million, or 12.0% of net sales, for the year ended December 31, 2007. The unfavorable impact of exchange movements increased SG&A by $18 million, which was more than offset by a constant-dollar reduction of $72 million, primarily due to reduced pension costs of $31 million and other productivity improvements, net of labor and benefits inflation.

Included in SG&A expense above were research and development (“R&D”) costs, including product engineering and validation costs, of $173 million for the year ended December 31, 2008 compared to $178 million for the year ended December 31, 2007. As a percentage of OEM sales, research and development was 4.1% and 4.2% for the years ended December 31, 2008 and 2007, respectively.

Interest Expense

Net interest expense was $180 million for the year ended December 31, 2008 compared to $199 million for the year ended December 31, 2007. The decrease is due to lower average interest rates on higher debt, partially offset by amortization of $22 million as a result of marking to market the exit financing arrangements as part of fresh-start reporting.

Other Income, Net

Other income, net was $34 million for the year ended December 31, 2008, compared with other income, net of $41 million for the year ended December 31, 2007. The Company was a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. During 2008, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $17 million. In addition, the Company had a fire at a plant in Europe for which it recognized a $12 million gain associated with the involuntary conversion.

Adjustment of Assets to Estimated Fair Value

The Company and its Predecessor recorded total impairment charges of $17 million, $451 million and $61 million for the years ended December 31, 2009, 2008 and 2007, respectively, as follows:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Property, plant and equipment	$20	$18	$36
Goodwill	(3)	239	25
Other indefinite-lived intangible assets	—	130	—
Investments in non-consolidated affiliates	—	64	—
	$17	$451	$61

The Company’s adjustment of assets to estimated fair value are further discussed in Note 5 to the Consolidated Financial Statements, included in Item 8 of this report.

Chapter 11 and U.K. Administration Related Reorganization Expense

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as summarized below. These expenses have decreased for the years ended December 31, 2009 and 2008 when compared to the year ended December 31, 2007 as a result of the Company’s emergence from bankruptcy on December 27, 2007.

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Professional fees directly related to the filing	$3	$17	$73
Critical employee retention costs	—	—	8
	$3	$17	$81

Restructuring Activities

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

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. It was anticipated that this plan would reduce the Company’s global workforce by approximately 8,600 positions when compared with the workforce as of September 30, 2008. During 2009 and 2008, the Company has recorded $31 million and $127 million, respectively, in net restructuring expenses associated with Restructuring 2009, and expects to incur additional restructuring expenses up to $6 million through 2010. Because the significant majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance expenses, such activities are expected to yield future annual savings at least equal to the costs incurred.

The Predecessor Company announced, in January 2006, a global restructuring plan (“Restructuring 2006”) as part of its sustainable global profitable growth strategy. During 2007, the Predecessor Company incurred expenses of $39 million under this program. During 2008, the Successor Company incurred expenses of $5 million in connection with the Restructuring 2006 program. The Restructuring 2006 program was completed as of December 31, 2008. Payments associated with this program are expected to continue into 2010.

The Company’s restructuring activities are further discussed in Note 4 to the Consolidated Financial Statements, included in Item 8 of this report.

Income Taxes

For the year ended December 31, 2009, the Company recorded an income tax benefit of $39 million on a loss before income taxes of $72 million, compared to income tax expense of $19 million on a loss before income taxes of $446 million for the year ended December 31, 2008. The income tax benefit for the year ended December 31, 2009 differs from the U.S. statutory rate primarily due to favorable audit settlements, a tax benefit from the reversal of valuation allowances which is offset by the non-recognition of income tax benefits in various jurisdictions and a tax benefit recorded to continuing operations pursuant to an exception to the intraperiod tax allocation rules. For the year ended December 31, 2008, the primary difference between the Company’s income tax expense at its statutory rate and actual tax expense recorded was the result of goodwill impairment.

Liquidity and Capital Resources

Cash Provided by Operating Activities

Net cash provided by operating activities was $328 million, $627 million and $35 million for the years ended December 31, 2009, 2008 and 2007, respectively. The most significant factors contributing to operating activity cash flows in 2008 and 2007 are those in relation to emergence from Chapter 11. Cash from operations, excluding the impacts of the Plan, is shown below:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Net cash provided from operating activities:	$328	$627	$35

Adjustments:
Payment (from) to U.S. Asbestos Trust	(40)	(225)	140
Payment of interest on pre-petition debt and notes	—	—	132
Payments to settle non-debt liabilities subject to compromise	51	23	44

Cash from operations, excluding the impacts of the Plan	$339	$425	$351

Working Capital

The cash inflows from changes in working capital were $25 million, $82 million (excluding $68 million fresh-start adjustment to inventory) and $92 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The cash inflow due to changes in accounts receivable for the year ended December 31, 2009 was $14 million. This is due to a major focus on credit collection, which resulted in a significant reduction in overdue and late payments, generating cash inflow of about $64 million, which was partly offset by the impact of higher fourth quarter 2009 sales volumes in excess of those in the fourth quarter of 2008 of about $50 million.

The cash inflow due to changes in accounts receivable for the year ended December 31, 2008 of $89 million is primarily due to a reduction in sales volume. Excluding the impact of foreign exchange, sales revenue in the last two months of 2008 was approximately $311 million lower than the equivalent period of 2007.

The cash outflow due to changes in accounts receivable for the year ended December 31, 2007 of $47 million is primarily due to an increase in sales volume, partially offset by payments received in 2007 for property sold in 2006. Excluding the impact of foreign exchange, sales revenue in the last two months of 2007 was approximately $67 million higher than the equivalent period of 2006. During 2007, $20 million was received related to property sales made in 2006.

The cash inflow due to changes in inventory of $93 million and the cash outflow due to changes in accounts payable of $82 million for the year ended December 31, 2009 are both largely as a result of the drop in global revenues for full year 2009 as compared to full year 2008.

The cash inflow due to changes in inventory for the year ended December 31, 2008 of $53 million (excluding $68 million fresh-start adjustment to inventory) and the cash outflow due to changes in accounts payable for the year ended December 31, 2008 of $61 million both reflect the impact of decreased production volumes in the fourth quarter of 2008 – impacts which continued in 2009.

Through more efficient internal logistics and supply chain management, the Predecessor Company reduced inventories by $15 million during for the year ended December 31, 2007. Excluding the impact of foreign exchange, the significant improvement in payments terms created a cash inflow of $124 million for purchased goods and services for the year ended December 31, 2007.

Cash Flow Used by Investing Activities

Cash flow used by investing activities was $166 million, $306 million and $263 million for the years ended December 31, 2009, 2008 and 2007, respectively. Expenditures for property, plant and equipment of $176 million for the year ended December 31, 2009 were $144 million lower than for the year ended December 31, 2008. As a result of the reduction in global revenue, the Company was able to utilize excess capacity and equipment, including that made available through the consolidation of production activities at certain locations. These actions made it possible for the Company to operate with a lower level of capital investment throughout 2009.

During 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain, which the Company recognized in other income.

Proceeds from the sales of property, plant and equipment were $2 million, $13 million and $26 million for the years ended December 31, 2009, 2008 and 2007, respectively. The 2007 proceeds were largely due to the sale of real estate following the closure of a manufacturing facility in Upton, England during 2007. Also during 2007, the Predecessor Company realized proceeds of $14 million each for the sale of a 12.2% ownership interest in an industrial brake manufacturer and the sale of a 30% ownership interest in a piston venture in India.

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $238 million and $221 million as of December 31, 2009 and 2008, respectively. Upon the adoption of fresh-start reporting, the Company’s investments in non-consolidated affiliates were adjusted to estimated fair value.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance.

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

Cash Provided from (Used by) Financing Activities

Cash flow used by financing activities was $35 million for the year ended December 31, 2009, compared to cash provided from financing activities of $197 million and $265 million for years ended December 31, 2008 and 2007, respectively. Financing activity during 2009 primarily related to scheduled debt repayments, whereas 2008 and 2007 had significant borrowing activity. The Company purchased approximately 1.1 million shares of its common stock for approximately $17 million in a single transaction from an unrelated party on September 11, 2008.

In connection with the consummation of the Plan, on the Effective Date, the Company entered into a Tranche A Term Loan Agreement (the “Tranche A Facility Agreement”). The Tranche A Facility Agreement provided for a $1,335 million term loan issued on the Effective Date to satisfy in part the obligations owed under the Prepetition Credit Agreement and certain other prepetition surety-related obligations. On December 27, 2007, the Company notified the administrative agent under the Tranche A Facility Agreement of the Company’s intent to repay the Tranche A term loan during January 2008. On January 3, 2008, the Tranche A term loan was repaid in full.

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

Also on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to sixty days after the Effective Date, have been fully drawn as described below. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession (“DIP”) credit agreement of $34 million, and existing letters of credit issued under the Predecessor Company’s prepetition credit facility of $39 million, were rolled over as letters of credit under the Exit Facilities.

The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011. All Exit Facilities term loans bear interest at LIBOR plus 1.9375% or at the ABR plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $4 million.

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

The Company has the following contractual obligations and commercial commitments outstanding at December 31, 2009:

	2010	2011	2012	2013	2014	Thereafter	Total
	(Millions of Dollars)

Debt obligations	$97	$31	$30	$30	$1,853	$935	$2,976
Interest payments	105	101	101	101	63	21	492
Letters of credit	50	—	—	—	—	—	50
Payments for settlement of liabilities subject to compromise	39	—	—	—	—	—	39
Pension and other postemployment benefit plans	150	148	182	157	147	*	784
Operating leases	35	27	22	19	19	10	132
Total	$476	$307	$335	$307	$2,082	$966	$4,473

*Funding requirements beyond 2014 are not available.

The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its Exit Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of 2010. In the longer term, the Company believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

The Exit Facilities contain some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants under its Exit Facilities as of December 31, 2009. Based on current forecasts, the Company expects to be in compliance with the covenants under the Exit Facilities through December 31, 2010.

The Company’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $217 million and $222 million as of December 31, 2009 and 2008, respectively. Of those gross amounts, $190 million and $209 million, respectively, were factored without recourse and treated as a sale. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of December 31, 2009 and 2008, the Company has outstanding factored amounts of $4 million and $8 million, respectively, for which cash has not yet been drawn. Expenses associated with receivables factored are recorded in the consolidated statements of operations within “Other income, net.”

Subsequent Event

The Company has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which has been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, the Company is required to assess which of these rates is the most appropriate for converting the results of its Venezuelan operations into U.S. dollars at December 31, 2009. The Company has no positive intent to repatriate cash at the parallel rate and has demonstrated the ability to repatriate cash at the official rate in early January 2010; thus, the official rate was deemed appropriate for the purposes of conversion into U.S. dollars.

Near the end of 2009, the three year cumulative inflation rate for Venezuela was above 100%, which requires the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with FASB ASC Topic 830, Foreign Currency Matters, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency is that any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities must be recognized directly in earnings.

At December 31, 2009, the summarized balance sheet of the Company’s Venezuelan operations is as follows (all balances are in U.S. dollars, converted at the official exchange rate of 2.15 bolivar per U.S. dollar):

Cash and cash equivalents	$76
Other monetary assets, net	5
Net monetary assets	81
Non-monetary assets, net	5
Total	$86

In early January 2010, prior to the bolivar devaluation, the Company repatriated $14 million at the official rate of 2.15 bolivars to U.S. dollar. On January 8, 2010, subsequent to this cash repatriation, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to buy U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. Subsequent to this devaluation, the Company has repatriated $11 million at this “strategic” rate.

The Company estimates that the immediate impact of inflationary accounting for its Venezuelan operations in 2010 is a loss of between $13-$30 million, largely dependent on the Company’s expected ability to continue to repatriate cash at the “strategic” rate of 2.6 bolivars per U.S. dollar versus the official rate of 4.3.

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

As currency exchange rates change, translation of the statements of operations of the Company's international businesses into United States dollars affects year-over-year comparability of operating results. The Company does not generally hedge operating translation risks because cash flows from international operations are generally reinvested locally. Changes in foreign currency exchange rates are generally reported as a component of stockholders’ equity (deficit) for the Company’s foreign subsidiaries reporting in local currencies and as a component of income for its foreign subsidiaries using the U.S. dollar as the functional currency. The Company’s other comprehensive income (loss) increased by $68 million for the year ended December 31, 2009 and decreased by $252 million for the year ended December 31, 2008 due to cumulative translation adjustments resulting primarily from changes in the U.S. dollar to the euro and British pound.

As of December 31, 2009 and 2008, the Company's net current assets (defined as current assets less current liabilities) subject to foreign currency translation risk were $807 million and $734 million, respectively. The potential decrease in net current assets from a hypothetical 10% adverse change in quoted foreign currency exchange rates would be $81 million and $73 million, respectively. The sensitivity analysis presented assumes a parallel shift in foreign currency exchange rates. Exchange rates rarely move in the same direction. This assumption may overstate the impact of changing exchange rates on individual assets and liabilities denominated in a foreign currency.

The Company generally tries to utilize natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The Company had notional values of $10 million and $5 million of foreign currency hedge contracts outstanding at December 31, 2009 and 2008, respectively, that were designated as hedging instruments for accounting purposes. Unrealized net gains of $1 million were recorded in “Accumulated other comprehensive loss” as of December 31, 2008. No amounts were recorded in “Accumulated other comprehensive loss” as of December 31, 2009.

Interest Rate Risk

In connection with the Restructuring Proceedings and in accordance with FASB ASC 852, the Predecessor Company ceased recording interest expense on its outstanding pre-petition Notes, Medium-term Notes, and Senior Notes effective October 1, 2001. The Predecessor Company’s contractual interest not accrued or paid was $162 million for the year ended December 31, 2007. The Predecessor Company continued to accrue and pay contractual interest on the Senior Credit Agreement in the month incurred, totaling $129 million for the year ended December 31, 2007.

In connection with the consummation of the Plan, on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”). The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans were drawn on January 3, 2008. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession credit agreement in the approximate amount of $34 million, and existing letters of credit issued under the Predecessor Company’s prepetition credit facility in the approximate amount of $39 million, were rolled over as letters of credit under the Exit Facilities.

The obligations under the revolving credit facility mature December 27, 2013 and bear interest rates that adjust in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011. All Exit Facilities term loans shall bear interest at LIBOR plus 1.9375% or at the ABR plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $4 million.

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate loans under the Exit Facilities. Through these swap agreements, the Company has fixed its interest rate at an average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2009 and 2008, unrealized net losses of $50 million and $67 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of December 31, 2009, losses of $34 million are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statement of operations within the next 12 months. No hedge ineffectiveness was recognized for the years ended December 31, 2009 and 2008.

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

At December 31, 2006, the Predecessor Company had 54 commodity price hedge contracts outstanding that were not designated as accounting hedge contracts, with a combined notional value of $55 million and a fair value liability of $3 million. Through March 31, 2007, the Predecessor Company recognized all changes in fair value of these hedges in current earnings, resulting in unrealized gains of $10 million recorded to “Other income, net” for the three months ended March 31, 2007. Effective April 1, 2007, the Predecessor Company completed the required evaluation and documentation to designate the majority of such contracts as cash flow hedges.

The Company had 140 and 364 commodity price hedge contracts outstanding with combined notional values of $28 million and $91 million at December 31, 2009 and 2008, respectively, of which substantially all mature within one year. Of these outstanding contracts, 112 and 346 commodity price hedge contracts with combined notional values of $26 million and $83 million at December 31, 2009 and 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net gains of $5 million and unrealized net losses of $33 million were recorded in “Accumulated other comprehensive loss” as of December, 31, 2009 and 2008, respectively. Unrealized net gains of $3 million were recognized in “Other income, net” for the year ended December 31, 2009, associated with ineffectiveness on contracts designated as accounting hedges.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal controls over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (the “COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2009, management has concluded that the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited Federal-Mogul Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal-Mogul Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included as Item 8. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal-Mogul Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal-Mogul Corporation as of December 31, 2009 and 2008 (Successor), and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008 (Successor), and 2007 (Predecessor), and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 23, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation (the Company) as of December 31, 2009 and 2008 (Successor), and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended December 31, 2009 and 2008 (Successor), and 2007 (Predecessor). Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, on November 8, 2007, the U.S. Bankruptcy Court entered an order confirming the Plan of Reorganization, which became effective on December 27, 2007. Accordingly, the accompanying consolidated financial statements have been prepared in conformity with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, (formally AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code), for the Successor as a new entity with assets, liabilities and a capital structure having carrying values not comparable with prior periods as described in Note 3.

As discussed in Note 1 to the consolidated financial statements, in 2009 the Successor changed its method of accounting for and presentation of consolidated net income (loss) attributable to the parent and non-controlling interest.

As discussed in Note 16 to the consolidated financial statements, in 2007 the Predecessor changed its method of accounting for tax uncertainties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 23, 2010

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Operations

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$5,330	$6,866	$6,914
Cost of products sold	(4,538)	(5,742)	(5,729)

Gross margin	792	1,124	1,185

Selling, general and administrative expenses	(690)	(774)	(828)
Adjustment of assets to fair value	(17)	(451)	(61)
Interest expense, net	(132)	(180)	(199)
Amortization expense	(49)	(76)	(19)
Chapter 11 and U.K. Administration related reorganization expenses, net	(3)	(17)	(81)
Equity earnings of non-consolidated affiliates	16	23	38
Restructuring expense, net	(32)	(132)	(48)
Gain on settlement of liabilities subject to compromise	—	—	761
Fresh-start reporting adjustments	—	—	956
Other income, net	43	37	36

(Loss) income before income taxes	(72)	(446)	1,740
Income tax benefit (expense)	39	(19)	(332)

Net (loss) income	(33)	(465)	1,408
Less net (income) loss attributable to noncontrolling interests	(12)	(3)	4

Net (loss) income attributable to Federal-Mogul	$(45)	$(468)	$1,412

Net (Loss) Income Per Common Share Attributable to Federal-Mogul:
Basic	$(0.46)	$(4.69)	$15.74
Diluted	$(0.46)	$(4.69)	$15.46

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Balance Sheets

	Successor
	December 31
	2009	2008
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$1,034	$888
Accounts receivable, net	950	939
Inventories, net	823	894
Prepaid expenses and other current assets	221	267
Total current assets	3,028	2,988

Property, plant and equipment, net	1,834	1,911
Goodwill and other indefinite-lived intangible assets	1,427	1,430
Definite-lived intangible assets, net	515	564
Other noncurrent assets	323	343

	$7,127	$7,236

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$97	$102
Accounts payable	537	622
Accrued liabilities	410	483
Current portion of postemployment benefit liability	61	61
Other current liabilities	175	204
Total current liabilities	1,280	1,472

Long-term debt	2,760	2,768
Postemployment benefits	1,298	1,240
Long-term portion of deferred income taxes	498	554
Other accrued liabilities	192	206

Shareholders' equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of both December 31, 2009 and 2008)	1	1
Additional paid-in capital, including warrants	2,123	2,123
Accumulated deficit	(513)	(468)
Accumulated other comprehensive loss	(571)	(688)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders' equity	1,023	951
Noncontrolling interests	76	45
Total shareholders' equity	1,099	996

	$7,127	$7,236

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Cash Flows

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net (loss) income	$(33)	$(465)	$1,408
Adjustments to reconcile net (loss) income to net cash provided from (used by) operating activities:
Depreciation and amortization	327	349	354
Gain on settlement of liabilities subject to compromise	—	—	(761)
Fresh-start reporting adjustments	—	—	(956)
Payments from (to) U.S. Asbestos Trust	40	225	(140)
Payment of interest on pre-petition debt and notes	—	—	(132)
Payments to settle non-debt liabilities subject to compromise, net	(51)	(23)	(44)
Chapter 11 and U.K. Administration related reorganization expenses	3	17	81
Payments for Chapter 11 and U.K. Administration related reorganization expenses	(6)	(48)	(75)
Adjustment of assets to fair value	17	451	61
Restructuring expense, net	32	132	48
Payments against restructuring liabilities	(94)	(40)	(67)
Gain on involuntary conversion	(7)	(12)	—
Insurance proceeds from involuntary conversion, excluding capital	7	24	—
Gain on sale of debt investment	(8)	—	—
Gain on sale of assets and businesses	—	—	(8)
Change in postemployment benefits, including pensions	48	(11)	79
Change in deferred taxes	(34)	49	260
Changes in operating assets and liabilities:
Accounts receivable	14	89	(47)
Inventories	93	122	15
Accounts payable	(82)	(61)	124
Other assets and liabilities	62	(171)	(165)
Net Cash Provided From Operating Activities	328	627	35

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(176)	(320)	(310)
Net settlement from sale of debt investment	8	—	—
Net proceeds from the sale of property, plant and equipment	2	13	26
Insurance proceeds from involuntary conversion of capital	—	6	—
Net proceeds from the sale of businesses	—	—	14
Proceeds from sale of investments	—	—	14
Payments to acquire business	—	(5)	(7)
Net Cash Used By Investing Activities	(166)	(306)	(263)

Cash Provided From (Used By) Financing Activities
Proceeds from borrowings on exit facilities	—	2,082	2,669
Repayment of Tranche A , Revolver and PIK notes	—	(1,791)	—
Payments to Predecessor Company lenders	—	—	(2,701)
Proceeds from borrowings on DIP credit facility	—	—	669
Principal payments on DIP credit facility	—	—	(360)
Principal payments on exit facilities	(30)	(22)	—
Decrease in other long-term debt	—	(18)	(15)
(Decrease) increase in short-term debt	(8)	(29)	66
Treasury stock purchase	—	(17)	—
Net proceeds (payments) from factoring arrangements	4	(7)	(43)
Debt amendment / issuance fees	(1)	(1)	(20)
Net Cash (Used By) Provided From Financing Activities	(35)	197	265

Effect of foreign currency exchange rate fluctuations on cash	19	(55)	29

Increase in cash and equivalents	146	463	66

Cash and equivalents at beginning of year	888	425	359

Cash and equivalents at end of year	$1,034	$888	$425

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Shareholders’ Equity (Deficit)

	Series C ESOP Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total	Noncontrolling Interests
	(Millions of Dollars)

Balance at January 1, 2007, Predecessor	$28	$445	$2,160	$(4,151)	$(230)	$—	$(1,748)	$54

Net income (loss)				1,408			1,408	(4)
Less net loss attributable to noncontrolling interests				4			4
Currency translation adjustments and other					223		223	(6)
Defined benefit plans, net of $(12) tax impact					144		144
Hedge instruments, no tax impact					(9)		(9)
Total Comprehensive Income							1,770	(10)
Adoption of FIN 48				(14)			(14)
Stock compensation			7				7
Conversion of mandatorily redeemable securities, net		4	37				41
Balance at December 31, 2007, Predecessor	28	449	2,204	(2,753)	128	—	56	44

Fresh-start reporting adjustments:
Cancellation of Predecessor preferred and common stock	(28)	(449)	(2,204)				(2,681)
Elimination of Predecessor accumulated deficit and accumulated other comprehensive income				2,753	(128)		2,625
Issuance of new equity, including warrants, in connection with emergence from Chapter 11		1	2,123				2,124
Fair value adjustment								44
Balance at December 31, 2007, Successor	—	1	2,123	—	—	—	2,124	88

Net (loss) income				(465)			(465)	3
Less net income attributable to noncontrolling interests				(3)			(3)
Currency translation adjustments and other					(252)		(252)	(2)
Defined benefit plans, net of $1 tax impact					(341)		(341)
Hedge instruments, net of $3 tax impact					(95)		(95)
Total Comprehensive Loss							(1,156)	1
Purchase of treasury stock						(17)	(17)
Fresh-start reporting adjustment								(44)
Balance at December 31, 2008, Successor	—	1	2,123	(468)	(688)	(17)	951	45

Net (loss) income				(33)			(33)	12
Less net income attributable to noncontrolling interests				(12)			(12)
Currency translation adjustments and other					68		68	10
Defined benefit plans, net of $(10) tax impact					16		16
Hedge instruments, net of $(19) tax impact					33		33
Total Comprehensive Income							72	22
Capital investment in subsidiary								9
Balance at December 31, 2009, Successor	$—	$1	$2,123	$(513)	$(571)	$(17)	$1,023	$76

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation: The predecessor to Federal-Mogul Corporation, (the “Predecessor Company” or the “Predecessor”) and all of its then-existing wholly-owned United States subsidiaries (“U.S. Subsidiaries”) filed voluntary petitions on October 1, 2001 for reorganization under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 1, 2001, certain of the Predecessor Company’s United Kingdom subsidiaries (together with the U.S. Subsidiaries, the “Debtors”) filed voluntary petitions for reorganization under the Bankruptcy Code with the Bankruptcy Court. On November 8, 2007, the Bankruptcy Court entered an Order (the “Confirmation Order”) confirming the Fourth Amended Joint Plan of Reorganization for Debtors and Debtors-in-Possession (as Modified) (the “Plan”) and entered Findings of Fact and Conclusions of Law regarding the Plan (the “Findings of Fact and Conclusions of Law”). On November 14, 2007, the United States District Court for the District of Delaware entered an order affirming the Confirmation Order and adopting the Findings of Fact and Conclusions of Law. On December 27, 2007 (the “Effective Date”), the Plan became effective in accordance with its terms. On the Effective Date, the Predecessor Company merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (also referred to as “Federal-Mogul,” the “Company,” the “Successor Company,” or the “Successor”).

The consolidated financial statements for the period the Predecessor Company was in Bankruptcy were prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations (formally AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code), and on a going concern basis, which contemplated continuity of operations and realization of assets and liquidation of liabilities in the ordinary course of business.

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

Principles of Consolidation: The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. The Company does not hold a controlling interest in any entity based on exposure to economic risks and potential rewards (variable interests) for which the Company is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy and are not special purpose entities. All intercompany transactions and balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Controlling Ownership: Mr. Carl C. Icahn indirectly controls approximately 76% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable is stated at net realizable value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. The Company’s general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an original equipment manufacturer (“OEM”) or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administration (“SG&A”) expenses are bad debt expenses of $5 million, $6 million and $1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s allowances for doubtful accounts were $19 million and $27 million at December 31, 2009 and 2008, respectively.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $217 million and $222 million as of December 31, 2009 and 2008, respectively. Of those gross amounts, $190 million and $209 million, respectively, were factored without recourse and treated as a sale. Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of December 31, 2009 and 2008, cash has not yet been drawn related to outstanding factored amounts of $4 million and $8 million, respectively. Expenses associated with receivables factored are recorded in the consolidated statements of operations within “Other income, net.”

Inventories: Upon emergence from bankruptcy, the Successor Company values inventory at the lower of cost or market, with cost determined on a first-in, first-out (“FIFO”) basis. As a result of both the adoption of the FIFO inventory valuation methodology and the application of fresh-start reporting, the Predecessor Company’s last-in, first-out (“LIFO”) and other inventory reserves were eliminated as of December 31, 2007. The value of inventories has also been reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Prior to emerging from bankruptcy, the Predecessor Company valued inventory at the lower of cost or market, with cost determined on a FIFO basis primarily outside the United States and on a LIFO basis for specific U.S. subsidiaries based upon the use of such valuation methodology at the time those subsidiaries were acquired. The Predecessor Company used the LIFO method to determine cost for 40% of its inventory at December 31, 2007, with the remaining inventory being costed using the FIFO method. If all inventories had been valued at current cost, amounts reported prior to fresh-start reporting would have been increased by $77 million as of December 31, 2007.

Long-Lived Assets: As a result of fresh-start reporting, long-lived assets such as property, plant and equipment (PP&E”) that were purchased prior to January 1, 2008 were stated at estimated replacement cost, unless the expected future use of the assets indicated a lower value was appropriate. PP&E purchased during 2008 and 2009 were recorded at cost. Definite-lived intangible assets have been stated at estimated fair value. Long-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, if required, in accordance with the subsequent measurement provisions of FASB ASC Topic 360, Property, Plant & Equipment. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Indefinite-lived Intangible Assets: As of December 31, 2007, indefinite-lived intangible assets, primarily consisting of goodwill and trademarks, were stated at estimated fair value as a result of fresh-start reporting. Prior to the application of fresh-start reporting, indefinite-lived intangible assets were carried at historical value. Indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other (“FASB ASC 350”). The impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

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

Revenue Recognition: The Company records sales when products are shipped and title has transferred to the customer, the sales price is fixed and determinable, and the collectability of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

Shipping and Handling Costs: The Company recognizes shipping and handling costs as incurred as a component of cost of products sold in the statements of operations.

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

Research and Development: The Company expenses research and development (“R&D”) costs as incurred. R&D expense, including product engineering and validation costs, was $140 million, $173 million and $178 million for the years ended December 31, 2009, 2008 and 2007, respectively. As a percentage of OEM sales, R&D expense was 4.7%, 4.1% and 4.2% for the years ended December 31, 2009, 2008, and 2007, respectively.

Advertising Costs: Advertising and promotion expenses for continuing operations are expensed as incurred and were $38 million, $46 million and $48 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Restructuring: The costs contained within “Restructuring expense, net” in the Company’s consolidated statements of operations are comprised of two types: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits, and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Facility closure and other costs are accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations, and are recorded when the liability is incurred.

Rebates/Sales Incentives: The Company accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Environmental Liabilities: The Company recognizes environmental liabilities when a loss is probable and reasonably estimable. Such liabilities are generally not subject to insurance coverage. Engineering and legal specialists within the Company estimate each environmental obligation based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties. The Company regularly evaluates and revises its estimates for environmental obligations based on expenditures against established accruals and the availability of additional information.

Conditional Asset Retirement Obligations: The Company records conditional asset retirement obligations (“CARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary CARO activities relate to the removal of hazardous building materials at its facilities. The Company records a CARO when the amount can be reasonably estimated, typically upon the expectation that a facility may be closed or sold.

Derivative Financial Instruments: The Company uses interest rate swaps, currency swaps and commodity forward contracts to manage volatility of underlying exposures. The Company recognizes all of its derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated, and is effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of “Accumulated other comprehensive loss” and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company's objectives for holding derivatives are to minimize risks using the most effective and cost-efficient methods available.

Adoption of New Accounting Pronouncements: In July 2009, the Financial Accounting Standards Board (“FASB”) released the authoritative version of the FASB Accounting Standards Codification (“FASB ASC”) as the single source of authoritative nongovernmental U.S. GAAP. The FASB ASC supersedes all existing accounting standard documents recognized by the FASB. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All other non-SEC accounting literature not included in the FASB ASC will be considered nonauthoritative. The FASB ASC is effective for fiscal years and interim periods ending after September 15, 2009. The adoption of the FASB ASC had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued guidance now codified within FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The pronouncement was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB released additional guidance now codified under FASB ASC 820, which provided for delayed application of certain guidance related to non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those years. The Company adopted certain provisions of FASB ASC 820 effective December 31, 2007 in connection with its fresh-start reporting. Pursuant to the requirements of FASB ASC 820, the Company adopted the provisions with respect to its non-financial assets and non-financial liabilities effective January 1, 2009. The implementation of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In December 2007, the FASB issued guidance now codified within FASB ASC Topic 810, Consolidation (“FASB ASC 810”), which requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified. In addition, FASB ASC 810 requires that the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations. The provisions of FASB ASC 810 are effective for financial statements issued for fiscal years and interim periods beginning on or after December 15, 2008. As required, FASB ASC 810 was adopted through retrospective application, and all prior period amounts have been adjusted accordingly. The adoption of FASB ASC 810 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued guidance now codified as FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC 815”), which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. FASB ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted these provisions of FASB ASC 815 on a prospective basis as of January 1, 2009. The adoption of FASB ASC 815 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, Financial Instruments (“FASB ASC 825”), which extends the existing annual fair value disclosure requirements to interim financial statements. The new guidance is effective for financial statements issued for interim periods ending after June 15, 2009. The adoption of these provisions of FASB ASC 825 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, Subsequent Events (“FASB ASC 855”), which defines and establishes the period after the balance sheet date during which management of a reporting entity evaluates transactions and events for potential disclosure in the financial statements in addition to disclosing the date through which such events have been evaluated. The guidance is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FASB ASC 855 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. In accordance with FASB ASC 855, the Company has evaluated subsequent events through February 23, 2010, which is the date on which these financial statements were issued.

In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including: the elimination of the qualifying special-purpose entity (“QSPE”) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the guidance requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. The Company will adopt this new guidance effective January 1, 2010 and is currently evaluating the provisions of this guidance and the impact on its consolidated financial statements.

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (“VIE”). This new guidance revises previous guidance by eliminating the exemption for qualifying special purposes entities, by establishing a new approach for determining who should consolidate a VIE. The Company will adopt this new guidance effective January 1, 2010 and is currently evaluating the provisions of this guidance and the impact on its consolidated financial statements.

Reclassifications: Certain items in the prior years’ financial statements have been reclassified to conform with the presentation used in 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

•
On the Effective Date, the Company issued new Tranche A term loans in the amount of $1,335 million and senior subordinated third priority payment-in-kind notes (“PIK Notes”) in the approximate amount of $305 million to satisfy claims under Predecessor Federal-Mogul’s pre-Petition Date secured credit facility and pre-Petition Date claims on account of certain surety bonds. The new Tranche A term loans were repaid and the PIK Notes were redeemed by the Company on January 3, 2008 from proceeds of its new Effective Date Exit Facilities.

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

The Plan further provides that holders of general unsecured claims against the U.S. Debtors that did not elect to receive distributions of Class A Common Stock on account of their claims will receive cash distributions totaling 35% of the allowed amount of their claims, subject to reduction in the event the total amount of such claims, after considering the value of distributions of Class A Common Stock in lieu of cash, exceeds $258 million. Those distributions will be made in three annual installments. The first installment payments were made to holders of unsecured claims against the U.S. Debtors during March 2008. The Company has accrued $39 million and $51 million for payment of unsecured claims against the U.S. Debtors as of December 31, 2009 and 2008, respectively. At December 31, 2008, $21 million of the accrued amount was classified as noncurrent.

The Plan also provides that payments will be made to holders of certain allowed Administrative Expense Claims (as defined in the Plan) and professional advisors in the Chapter 11 Cases. The Company accrued $44 million for payment of such claims as of December 31, 2007, including $35 million for professional fees accrued by the Predecessor Company. These amounts were paid out in 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Chapter 11 And U.K. Administration Related Reorganization Expenses

Chapter 11 and U.K. Administration related reorganization expenses in the consolidated statements of operations consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs as follows:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Professional fees directly related to the filing	$3	$17	$73
Critical employee retention costs	—	—	8
	$3	$17	$81

3.  FRESH-START REPORTING

The Predecessor Company’s emergence from the Chapter 11 Cases resulted in a new reporting entity for accounting purposes and the adoption of fresh-start reporting in accordance with FASB ASC Topic 852, Reorganizations (“FASB ASC 852”). Since the reorganization value of the assets of the Successor Company immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity, the Successor Company adopted fresh-start reporting.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Bankruptcy Court confirmed the Plan based upon a reorganization value of the Company between $4,369 million and $4,715 million, which was estimated using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies (supporting a value between $3.6 billion and $4.0 billion); (ii) a review and analysis of several recent transactions of companies in similar industries to the Company (supporting a value between $4.9 billion and $5.3 billion); and (iii) a calculation of the present value of the future cash flows (“discounted cash flow” or “DCF”) of the Company under its projections (supporting a value between $4.4 billion and $4.7 billion). These three valuation methods were weighted 35%, 15% and 50%, respectively, in arriving at the final range of reorganization value accepted by the Plan Proponents and Bankruptcy Court.

The basis for the DCF valuation was the projections published in the Plan. These three-year estimates included projected changes associated with the Company’s reorganization initiatives, anticipated changes in general market conditions, including variations in market regions and known new business gains and losses, as well as other factors considered by Company’s management. The discount rate utilized in the DCF valuation was 12.5%. This rate was determined based on a weighted cost of capital analysis. The terminal value was calculated by utilizing EBITDA multiples ranging from 5.8x to 6.3x. This range of multiples was determined taking into account the results of the analyses performed in the other two valuation methods.

Based upon a reevaluation of relevant factors used in determining the range of reorganization value and updated expected cash flow projections, the Company concluded that $4,369 million should be used for fresh-start reporting purposes as it most closely approximated fair value. This amount was adjusted for cash in excess of normal working requirements and emergence-related actions to be received or paid prior to the effective date of emergence from bankruptcy. After deducting the fair value of debt, this resulted in a post-emergence equity value of $2,124 million.

In accordance with fresh-start reporting, the Company’s reorganization value has been allocated to existing assets using the measurement guidance provided in Statement of Financial Accounting Standards 141, Business Combinations, which was subsequently amended by FASB ASC Topic 805. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor Company’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan. Deferred taxes have been determined in conformity with FASB ASC Topic 740, Income Taxes. The excess of reorganization value over the value of net tangible and identifiable intangible assets and liabilities has been recorded as goodwill in the accompanying Consolidated Statement of Financial Position.

Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the reasonable control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially. In accordance with FASB ASC 852, the Company was required to adopt, on December 31, 2007, all accounting guidance scheduled to become effective within the subsequent twelve-month period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The implementation of the Plan of Reorganization and the effects of the consummation of the transactions contemplated therein, which included settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness, and other cash payments and the adoption of fresh-start reporting in the Company’s Consolidated Balance Sheet are as follows:

	Predecessor As of 12/31/07	Settlement of Liabilities Subject To Compromise		Fresh-Start Adjustments		Successor As of 12/31/07
	(Millions of Dollars)
Assets
Current assets:
Cash and cash equivalents	$445	$(20)	(a,f,g)	$—		$425
Accounts receivables, net	1,096	—		—		1,096
Inventories, net	931	—		143	(e)	1,074
Prepaid expenses and other current assets	325	252	(a)	(50)	(e)	527
Total Current Assets	2,797	232		93		3,122

Property, plant and equipment, net	2,193	—		(131)	(e)	2,062
Goodwill	1,037	—		507	(e)	1,544
Other indefinite-lived intangible assets	169	—		139	(e)	308
Definite-lived intangible assets, net	253	—		57	(e)	310
Asbestos-related insurance recoverable	873	(873)	(a)	—		—
Other noncurrent assets	271	9	(a,b,f)	240	(e)	520

Total Assets	$7,593	$(632)		$905		$7,866

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities:
Short-term debt, including current portion of long-term debt	$869	$(751)	(f)	—		118
Accounts payable	659	68	(a)	—		727
Accrued liabilities	475	(2)	(a)	23	(e)	496
Current portion of postemployment benefit liability	61	—		—		61
Other current liabilities	160	(4)	(a)	11	(e)	167
Total Current Liabilities	2,224	(689)		34		1,569

Liabilities subject to compromise	5,464	(5,464)	(a)	—		—
Long-term debt	21	2,660	(f)	(163)	(e)	2,518
Postemployment benefits	948	(11)	(a)	—		937
Long-term portion of deferred income taxes	107	190	(a)	34	(e)	331
Other accrued liabilities	170	129	(a,d)	—		299
Minority interest in consolidated subsidiaries	44	—		44	(e)	88

Shareholders’ Equity (Deficit):
Series C ESOP preferred stock	28	—		(28)	(c)	—
Predecessor Company Common stock	449	—		(449)	(c)	—
Successor Company Common stock	—	1	(a)	—		1
Additional paid-in capital	2,204	2,070	(a,d)	(2,151)	(c)	2,123
Accumulated deficit	(4,194)	485	(a)	3,709	(c)	—
Accumulated other comprehensive income (loss)	128	(3)	(a)	(125)	(c)	—
Total Shareholders’ Equity (Deficit)	(1,385)	2,553		956	(e)	2,124

Total Liabilities and Shareholders’ Equity (Deficit)	$7,593	$(632)		$905		$7,866

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

(a)
The material components of the settlement of liabilities subject to compromise were to record i) the discharge of liabilities subject to compromise; ii) payments and accruals required as part of the discharge of liabilities subject to compromise; iii) the transfer to the U.S. Asbestos Trust of collection rights under the asbestos insurance policies; iv) the notes receivable from the U.S. Asbestos Trust; v) the issuance of Successor Company common stock of $2,091 million; and vi) the resulting pre-tax gain on discharge of liabilities subject to compromise of $761 million less tax of $276 million for a net gain of $485 million.

Description	Debit	Credit	Balance Sheet Account
	(Millions of Dollars)
Gain on settlement of liabilities subject to compromise:
Discharge liabilities subject to compromise (“LSC”)	$5,464		Liabilities subject to compromise
Issue Successor Company common stock		$2,091	$1 in Common stock and $2,090 in APIC
Transfer asbestos insurance policies’ rights to U.S. Asbestos Trust		873	Asbestos-related insurance recoverable
Payments on LSC debt		1,640	Cash and cash equivalents
Temporary funding of U.S. Asbestos Trust		140	Cash and cash equivalents
Adequate protection payments to DIP lenders		132	Cash and cash equivalents
Notes receivable from U.S. Asbestos Trust	265		$225 in Prepaid expenses and other current assets and $40 in Other noncurrent assets
LSC accounts payable claims to be satisfied in cash		108	$67 in Accounts payable and $41 in Other accrued liabilities
Insurance carrier settlement	18		Other noncurrent assets
Other		2	Various
Pre-tax gain on discharge of LSC		761	Retained earnings
	$5,747	$5,747

Tax associated with gain on settlement of liabilities subject to compromise:
Tax associated with gain on discharge of LSC	$276		Retained earnings
Noncurrent deferred tax liability		$190	Long-term portion of deferred income taxes
Noncurrent deferred tax liability		68	Other accrued liabilities
Noncurrent deferred tax asset		49	Other noncurrent assets
Current deferred tax asset	25		Prepaid expenses and other current assets
Current deferred tax liability	4		Other current liabilities
Current deferred tax liability	2		Accrued liabilities
	$307	$307

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

(c)
To record the i) gain on fresh-start reporting adjustments; ii) cancellation of Predecessor Company Common Stock; iii) close out of remaining equity balances of the Predecessor in accordance with fresh-start reporting; and iv) the cancellation of Predecessor Company Series C ESOP Preferred stock. The $(2,151) million fresh-start reporting adjustment is the elimination of the Predecessor Company additional paid-in capital (“APIC”) to appropriately state the Successor Company APIC to a reorganization value of equity of $2,123 million ($2,090 million of newly issued Successor Company common stock and $33 million of warrants issued to Predecessor Company stockholders).

(d)
Adjustment includes the reclassification of $19 million from equity into a long-term liability related to the grant of stock options to José Maria Alapont as further discussed in Note 21 to the Consolidated Financial Statements.

(e)
To eliminate the unamortized balance of indefinite-lived intangible assets of the Predecessor Company, adjust assets and liabilities to estimated fair value or other measurement as specified within ASC Topic 805, record Successor Company indefinite-lived intangible assets, including reorganization value in excess of amounts allocated to identified tangible and intangible assets (Successor Company goodwill) and resulting gain on fresh-start reporting adjustments. Note that the “Successor As of 12/31/07” reflects the allocation of the reorganization value of equity to assets and liabilities immediately following emergence.

Allocation of Reorganization Value
(Millions of Dollars)
Reorganization value	$4,369
Less: debt at fair value	(2,635)
Plus: notes receivable from U.S. Asbestos Trust	265
Plus: excess cash	215
Less: LSC accounts payable claims to be satisfied in cash	(108)
Plus: Insurance carrier settlement	18
Reorganization value of equity (common stock of $2,091 and warrants of $33)	2,124
Plus: liabilities at fair value	5,742
Less: assets (excluding goodwill) at fair value	(6,322)
Reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets (goodwill)	$1,544

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Gain on Fresh-Start Reporting Adjustments
(Millions of Dollars)
Establishment of Successor Company’s goodwill	$1,544
Elimination of Predecessor Company’s goodwill	(1,037)
Establishment of Successor Company’s other intangible assets	618
Elimination of Predecessor Company’s other intangible assets	(422)
Debt fair value adjustment	163
Investment in non-consolidated affiliates fair value adjustment	148
Property, plant & equipment fair value adjustment	(131)
Elimination of capitalized supplies inventory (accounting policy change to expense as incurred)	(93)
Deferred tax adjustment	84
Elimination of inventory LIFO reserve (accounting policy change)	75
Inventory fair value adjustment	68
Minority interest fair value adjustment	(44)
Other	(17)
$956

(f)	To record the elimination of debtor-in-possession (“DIP”) financing and the issuance of various Successor Company debt instruments required to implement the Plan.

Description	Debit	Credit	Balance Sheet Account
	(Millions of Dollars)
Issuance of emergence debt	$2,669		Cash and cash equivalents
Issuance of emergence debt		$2,669	$2,660 in Long-term debt and $9 in Short-term debt
Repayment of DIP financing	760		Short-term debt
Repayment of DIP financing		760	Cash and cash equivalents
Debt issuance fees	17		Other noncurrent assets
Debt issuance fees		17	Cash and cash equivalents
	$3,446	$3,446

(g)	Reconciliation of the cash impacts highlighted in (a) and (f) to the net change in cash and cash equivalents.

Description	Debit (Credit)
(Millions of Dollars)
Issuance of emergence debt	$2,669
Payments on LSC debt	(1,640)
Repayment of DIP financing	(760)
Temporary funding of U.S. Asbestos Trust	(140)
Adequate protection payments to DIP lenders	(133)
Debt issuance fees	(17)
Miscellaneous cash transactions not contained in (a) or (f)	1
Net change in cash and cash equivalents	$(20)

In accordance with ASC Topic 805, the preliminary allocation of the reorganization value completed as of
December 31, 2007 was subject to additional adjustment within one year after emergence from bankruptcy to provide the Company with adequate time to complete the valuation of its assets and liabilities. During 2008, subsequent adjustments to fair value estimates initially recorded as of December 31, 2007 were recorded as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Liabilities Subject To Compromise

Liabilities subject to compromise include the following:
December 31 2007
(Millions of Dollars)
Debt	$3,727
Asbestos liabilities	1,389
Accounts payable	176
Company-obligated mandatorily redeemable securities	74
Interest payable	44
Environmental liabilities	27
Other accrued liabilities	27
Predecessor Company Balance	5,464
Application of fresh-start reporting	(5,464)
Successor Company Balance	$—

4.  RESTRUCTURING

The costs contained within “Restructuring expense, net” in the Company’s consolidated statements of operations are comprised of two types: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits, and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Facility closure and other costs are accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations, and are recorded when the liability is incurred.

Estimates of restructuring expenses are based on information available at the time such charges are recorded. In certain countries where the Company operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, these programs appear to be ongoing when, in fact, terminations and other activities under these programs have been substantially completed. Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 months.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed $47 million, $3 million and $7 million of previously recorded liabilities in 2009, 2008 and 2007, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2.
Consolidation of administrative functions and standardization of manufacturing processes – as part of its productivity strategy, the Company has acted to consolidate its administrative functions and change its manufacturing processes to reduce selling, general and administrative costs and improve operating efficiencies through standardization of processes.

The Company recorded $32 million, $132 million and $48 million in net restructuring expense for the years ended December 31, 2009, 2008 and 2007, respectively, of which $30 million, $130 million and $27 million were employee costs and $2 million, $2 million and $21 million were facility closures. The facility closure costs were paid within the year of incurrence and there were no reversals. The following is a summary of the Company’s consolidated restructuring liabilities and related activity for 2009, 2008 and 2007. “PTE,” “PTSB,” “VSP” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection and Global Aftermarket, respectively. As disclosed in Note 22, the Company consolidated its reporting segments from six to five during the first quarter of 2009, eliminating the Automotive Products segment. Prior year reporting segment amounts have been reclassified to conform to the new reporting segment structure.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at January 1, 2007, Predecessor	$14	$19	$4	$3	$—	$40
Provisions	10	27	8	7	3	55
Reversals	(3)	(1)	(3)	—	—	(7)
Payments	(14)	(40)	(8)	(5)	—	(67)
Reclassification to postemployment benefits	(4)	—	—	—	—	(4)
Foreign currency	1	1	—	—	—	2
Balance at December 31, 2007, Successor	4	6	1	5	3	19
Provisions	42	47	33	8	5	135
Reversals	(1)	—	—	(1)	(1)	(3)
Payments	(12)	(7)	(12)	(7)	(2)	(40)
Foreign currency	1	1	—	—	—	2
Balance at December 31, 2008, Successor	34	47	22	5	5	113
Provisions	33	20	17	7	2	79
Reversals	(22)	(11)	(13)	(1)	—	(47)
Payments	(29)	(33)	(21)	(7)	(4)	(94)
Foreign currency	3	1	—	—	—	4
Balance at December 31, 2009, Successor	$19	$24	$5	$4	$3	$55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Activities under Global “Restructuring 2009” Program

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. It was anticipated that this plan would reduce the Company’s global workforce by approximately 8,600 positions when compared with the workforce as of September 30, 2008. During 2009 and 2008, the Company has recorded $31 million and $127 million, respectively, in net restructuring expenses associated with Restructuring 2009, of which $29 million and $127 million, respectively, were employee costs, and $2 million were facility closure costs in 2009. The Company expects to incur additional restructuring expenses up to $6 million through 2010, of which $4 million are expected to be facility closure costs and $2 million are expected to be employee related costs. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at January 1, 2008, Successor	$—	$—	$—	$—	$—	$—
Provisions	39	46	31	7	4	127
Payments	(7)	(4)	(9)	(2)	(1)	(23)
Foreign currency	1	2	—	—	—	3
Balance at December 31, 2008, Successor	33	44	22	5	3	107
Provisions	33	21	16	6	2	78
Reversals	(22)	(11)	(13)	(1)	—	(47)
Payments	(28)	(32)	(19)	(7)	(4)	(90)
Foreign currency	3	1	—	—	—	4
Balance at December 31, 2009 Successor	$19	$23	$6	$3	$1	$52

Significant components of expenses related to Restructuring 2009 are as follows:

	Total Expected Costs	Incurred During 2008	Incurred During 2009	Estimated Additional Expenses
	(Millions of Dollars)

Powertrain Energy	$51	$39	$11	$1
Powertrain Sealing and Bearings	60	46	10	4
Vehicle Safety and Protection	35	31	3	1
Global Aftermarket	12	7	5	—
Corporate	6	4	2	—
	$164	$127	$31	$6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Activities under Global “Restructuring 2006” Program

In January 2006, the Predecessor Company announced a global restructuring plan (“Restructuring 2006”) as part of its sustainable global profitable growth strategy. From the inception of this program through December 31, 2007, the Predecessor Company incurred net restructuring expenses of $120 million under this program associated with the closures of its facilities located in Alpignano, Italy; Upton, United Kingdom; Malden, Missouri; Pontoise, France; Rochdale, United Kingdom; Slough, United Kingdom; St. Johns, Michigan; St. Louis, Missouri; and Bretten, Germany. The Predecessor Company also transferred production with high labor content from its facilities in Nuremberg, Germany, Wiesbaden, Germany, and Orleans, France to existing facilities in best cost countries. During 2008, the Successor Company incurred net expenses of $5 million for Restructuring 2006. Payments associated with this program are expected to continue into 2010. This program was completed as of December 31, 2008.

Included in the summary table above, the payment activity and remaining liabilities associated with activities executed under Restructuring 2006 are as follows:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at January 1, 2007, Predecessor	$9	$19	$4	$1	$—	$33
Provisions	8	27	4	4	3	46
Reversals	(3)	(1)	(3)	—	—	(7)
Payments	(12)	(40)	(5)	(4)	—	(61)
Foreign currency	1	1	—	—	—	2
Balance at December 31, 2007, Successor	3	6	—	1	3	13
Provisions	3	1	2	1	—	7
Reversals	(1)	—	—	(1)	—	(2)
Payments	(4)	(4)	(2)	(1)	(1)	(12)
Balance at December 31, 2008 Successor	$1	$3	$—	$—	$2	$6
Provisions	—	—	1	—	—	1
Reversals	—	(1)	—	—	—	(1)
Payments	(1)	(1)	(1)	—	—	(3)
Balance at December 31, 2009 Successor	$—	$1	$—	$—	$2	$3

Other Restructuring Activity and Programs

The Predecessor Company reclassified certain restructuring liabilities related to long-term pension arrangements from restructuring liabilities to postemployment benefits during 2007. This reclassification was made as a result of the Predecessor Company’s continuous evaluation of its restructuring activities. The Predecessor Company’s evaluation determined that these amounts would be more appropriately classified as postemployment benefits.

The Predecessor Company announced the closure and relocation of its VSP system protection facility in Exton, PA to other facilities with available capacity during 2007. The Predecessor Company recorded $2 million of severance expenses during the year and as of December 31, 2007. This project was substantially completed as of December 31, 2008.

The Predecessor Company commenced a restructuring of its GA sales and marketing functions designed to drive business growth and to improve customer focus during 2007. Through realignment of the sales force on a regional basis, the Company intends to strengthen customer relations particularly in emerging markets. Accordingly, a charge of $3 million related to these activities was recorded during 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

5.  ADJUSTMENT OF ASSETS TO ESTIMATED FAIR VALUE

The Company and its Predecessor recorded total impairment charges of $17 million, $451 million and $61 million for the years ended December 31, 2009, 2008 and 2007, respectively, as follows:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Property, plant and equipment	$20	$18	$36
Goodwill	(3)	239	25
Other indefinite-lived intangible assets	—	130	—
Investments in non-consolidated affiliates	—	64	—
	$17	$451	$61

Impairments of goodwill and other indefinite-lived intangible assets are discussed further in Note 11. Impairments of investments in non-consolidated affiliates are discussed further in Note 12.

The Company recorded impairment charges of $20 million, $18 million and $36 million for the years ended December 31, 2009, 2008 and 2007, respectively, to adjust property, plant and equipment to their estimated fair values in accordance with the subsequent measurement provisions of FASB ASC 360 (see Note 8). The charges by reporting segment are as follows:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Powertrain Energy	$15	$11	$4
Powertrain Sealing and Bearings	3	5	(1)
Vehicle Safety and Protection	2	2	29
Global Aftermarket	—	—	2
Corporate	—	—	2
	$20	$18	$36

2009 Impairments

The Company recorded impairment charges related to the identification of a Powertrain Energy (“PTE”) facility where the Company’s assessment of future undiscounted cash flows, when compared to the current carrying value of plant and equipment, indicated the assets were not recoverable. The Company determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements. The carrying value of the assets exceeded the resulting fair value by $15 million and an impairment charge was recorded for that amount. In addition, the Company recorded impairment charges of $3 million and $2 million related to Powertrain Sealing and Bearings (“PTSB”) and Vehicle Safety and Protection (“VSP”) operating facilities, respectively, primarily as a result of reduced volumes resulting in a revaluation of the expected future cash flows of these operations as compared to the carrying value of the buildings and production equipment. The impairment amounts were determined by assessing the book values associated with building and production equipment in relation to their estimated fair values.

2008 Impairments

The Company recorded impairment charges of $7 million and $3 million related to the identification of PTE and PTSB facilities, respectively, where the Company’s assessment of estimated future cash flows, when compared to the current carrying value of property, plant and equipment, indicated impairment was necessary. In addition, the Company recorded impairment charges of $4 million, $2 million and $2 million related to PTE, PTSB and VSP operating facilities, respectively, for which the Company announced the closures in 2009 as part of its ongoing Restructuring 2009 program. The impairment amounts were determined by assessing the book values associated with building and production equipment in relation to their estimated fair values.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2007 Impairments

The Predecessor Company recorded impairment charges of $3 million, $3 million and $25 million related to the identification of PTE, PTSB and VSP operating facilities, respectively, where the Company’s assessment of estimated future cash flows, when compared to the current carrying values of property, plant and equipment, indicated impairments were necessary.

In addition, the Predecessor Company’s ability to remediate a CARO at a cost below the original estimate for a PTSB operating facility resulted in the reversal of the excess accrual of $4 million through impairment where such liabilities were originally recorded.

6.  OTHER INCOME, NET

The specific components of “Other income, net” are as follows:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Environmental claims settlements	$12	$17	$—
Gain on sale of debt investment	8	—	—
Gain on involuntary conversion	7	12	—
Unrealized gain (loss) on derivative instruments	7	(6)	4
Accounts receivable discount expense	(4)	(9)	(8)
Foreign currency exchange	(2)	2	9
Gain on sale of assets	—	1	15
Gain on sale of business	—	—	8
Other	15	20	8
	$43	$37	$36

The Company was a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. During 2009 and 2008, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $12 million and $17 million, respectively.

During 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain.

In 2008, the Company experienced a fire at a plant in Europe. During 2008, the Company received cash proceeds of $30 million from its insurance carrier, for which it recognized a $12 million gain associated with the involuntary conversion. During 2009, the Company received additional proceeds of $7 million, which was recognized as a gain.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The Company had notional values of $10 million and $5 million of foreign currency hedge contracts outstanding at December 31, 2009 and 2008, respectively, that were designated as hedging instruments for accounting purposes. Unrealized net gains of $1 million were recorded in “Accumulated other comprehensive loss” as of December 31, 2008. Immaterial unrealized net losses were recorded in “Accumulated other comprehensive loss” as of December 31, 2009. No hedge ineffectiveness was recognized during the three years ended December 31, 2009.

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans under the Exit Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2009 and 2008, unrealized net losses of $50 million and $67 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of December 31, 2009, losses of $34 million are expected to be reclassified to the consolidated statement of operations within the next 12 months. No hedge ineffectiveness was recognized during the three years ended December 31, 2009.

These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s Exit Facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates.

Commodity Price Risk

The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with forecasted purchases. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, lead, platinum, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future.

At December 31, 2006, the Predecessor Company had 54 commodity price hedge contracts outstanding that were not designated as accounting hedge contracts, with a combined notional value of $55 million and a fair value liability of $3 million. Through March 31, 2007, the Predecessor Company recognized all changes in fair value of these hedges in current earnings, resulting in unrealized gains of $10 million recorded to “Other income, net” for the three months ended March 31, 2007. Effective April 1, 2007, the Predecessor Company completed the required evaluation and documentation to designate the majority of such contracts as cash flow hedges.

The Company had 140 and 364 commodity price hedge contracts outstanding with combined notional values of $28 million and $91 million at December 31, 2009 and 2008, respectively, of which substantially all mature within one year. Of these outstanding contracts, 112 and 346 commodity price hedge contracts with combined notional values of $26 million and $83 million at December 31, 2009 and 2008, respectively, were designated as hedging instruments for accounting purposes. Unrealized net gains of $5 million and unrealized net losses of $33 million were recorded in “Accumulated other comprehensive loss” as of December 31, 2009 and 2008, respectively. Unrealized net gains of $3 million and unrealized net losses of $2 million were recognized in “Other income, net” during the years ended December 31, 2009 and 2008, respectively, associated with ineffectiveness on contracts designated as accounting hedges. Hedge ineffectiveness during the year ended December 31, 2007 was immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of retailers, distributors and installers of automotive aftermarket parts. The Company's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of the Company’s sales during 2009. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

Adoption of Additional Disclosure Requirements

In March 2008, the FASB issued additional disclosure requirements contained within FASB ASC Topic 815, Derivatives and Hedging, which requires enhanced disclosures about an entity’s derivative and hedging activities. The Company adopted these disclosures on a prospective basis as of January 1, 2009.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31 2009	December 31 2008	Balance Sheet Location	December 31 2009	December 31 2008
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(34)	$(30)
				Other noncurrent liabilities	(16)	(37)
Commodity contracts	Other current assets	6	—	Other current liabilities	(1)	(36)
Foreign currency contracts	Other current liabilities	—	1		—	—
		$6	$1		$(51)	$(103)

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$1	$—	Other current liabilities	$—	$(7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$(11)	Interest expense, net	$(37)		$—

Commodity contracts	20	Cost of products sold	(18)	Other income, net	3

Foreign currency contracts	—	Cost of products sold	1		—
	$9		$(54)		$3

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Commodity contracts	Cost of products sold	$(7)

Commodity contracts	Other income, net	4
		$(3)

8.  FAIR VALUE MEASUREMENTS

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

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at December 31, 2009 and 2008 are set forth in the table below:

	Asset /		Valuation
	(Liability)	Level 2	Technique
	(Millions of Dollars)
December 31, 2009:
Interest rate swap contracts	$(50)	$(50)	C
Commodity contracts	6	6	C

December 31, 2008:
Interest rate swap contracts	(67)	(67)	C
Commodity contracts	(44)	(44)	C
Foreign currency contracts	1	1	C

The Company calculates the fair value of its interest rate swap contracts, commodity contracts and foreign currency contracts using quoted interest rate curves, quoted commodity forward rates and quoted currency forward rates, respectively, to calculate forward values, and then discounts to the forward values.

The discount rates for all derivative contracts are based on quoted swap interest rates or bank deposit rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread that market participants would apply if buying these contracts from the Company’s counterparties.

The following table presents the Company’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2009:

				Valuation
	Total	Level 1	Level 2	Technique
	(Millions of Dollars)
U.S. Plans:
Investments with Registered Investment Companies:
Equity securities	$448	$448	$—	A
Fixed income securities	142	142	—	A
	$590	$590	$—

Non-U.S. Plans:
Insurance contracts	$32	$—	$32	B
Investments with Registered Investment Companies:
Fixed income securities	8	8	—	A
Equity securities	1	1	—	A
Government bonds	2	—	2	B
Equity securities	1	1	—	A
Cash	1	1	—	A
	$45	$11	$34
Investments with registered investment companies are valued at the closing price reported on the active market on which the funds are traded. Government bonds and equity securities are valued at the closing price reported on the active market on which the individual investments are traded. The insurance contracts guarantee a minimum rate of return. The Company has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets (see Notes 5 and 11), investments in non-consolidated affiliates (see Note 12) and CARO (see Note 17). The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on the Company’s assumptions as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

As of December 31, 2009, the Company had $30 million of CARO, which were measured at fair value upon initial recognition of the associated liability. CARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique.

As of December 31, 2008, the Company evaluated the recorded value of its investments in non-consolidated affiliates for potential impairment. Given the economic downturn in the global automotive industry and the related declines in anticipated production volumes, the Company concluded that its investments in non-consolidated affiliates, primarily in the Powertrain Energy segment were impaired, and an impairment charge of $64 million was recorded as of December 31, 2008, to adjust its investments in non-consolidated affiliates to estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The Company has determined that the fair value measurement of its investments in non-consolidated affiliates relies primarily on Company-specific inputs and the Company’s assumptions about the use of these investments, as observable inputs are not available. As such, the Company has determined that the fair value measurement of its investments in non-consolidated affiliates resides within Level 3 of the fair value hierarchy.

9.  INVENTORY

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at December 31, 2009 and 2008. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consisted of the following:

	December 31	December 31
	2009	2008
	(Millions of Dollars)

Raw materials	$151	$175
Work-in-process	118	132
Finished products	630	624
	899	931
Inventory valuation allowance	(76)	(37)
	$823	$894

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

10.  PROPERTY, PLANT AND EQUIPMENT

Upon the adoption of fresh-start reporting, property, plant and equipment carrying values were stated at current replacement cost as of December 31, 2007, unless the expected future use of the assets indicated a lower value as appropriate. In addition, accumulated depreciation was reset to zero. The values assigned to the property, plant and equipment upon the adoption of fresh-start reporting were preliminary and represented the Company’s best estimates of replacement costs based upon valuations considering both internal and external factors. The finalization of fresh-start reporting resulted in subsequent changes to these estimates. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $278 million, $273 million and $335 million, respectively.

Property, plant and equipment consisted of the following:

		December 31		December 31
	Useful Life	2009	Useful Life	2008
		(In millions)		(In millions)

Land	—	$246	—	$254
Buildings and building improvements	10 - 40 years	408	10 - 40 years	366
Machinery and equipment	2 - 12 years	1,704	2 - 12 years	1,550
		2,358		2,170
Accumulated depreciation		(524)		(259)
		$1,834		$1,911

The Company leases property and equipment used in their operations. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows (in millions of dollars):

2010	$35
2011	27
2012	22
2013	19
2014	19
Thereafter	10
$132

Total rental expense under operating leases for the years ended December 31, 2009, 2008 and 2007 was $58 million, $61 million and $57 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

11.  GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2009 and 2008, goodwill and other intangible assets consist of the following:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets
Developed technology	$115	$(21)	$94	$115	$(10)	$105
Customer relationships	525	(104)	421	525	(66)	459
	$640	$(125)	$515	$640	$(76)	$564

Goodwill and Indefinite-Lived Intangible Assets
Goodwill			$1,073			$1,076
Trademarks and brand names			354			354
			$1,427			$1,430

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

During 2008, the Company received valuation estimates for intangible assets other than goodwill that were more detailed and comprehensive than those used for its initial application of fresh-start reporting. Based upon these revised valuations, the Company recorded adjustments to the initially recorded fresh-start reporting amounts, with offsets directly to goodwill.

The Company has assigned $115 million to technology, including value for patented and unpatented proprietary know-how and expertise as embodied in the processes, specifications and testing of products. This value was reduced from $140 million recorded as of December 31, 2007 due to changes primarily in the underlying valuation assumptions and not a change in the portfolio of identified technologies nor on any changes in the expected revenue streams associated with each of the identified technologies. The value assigned is based on the relief-from-royalty method which applies a fair royalty rate for the technology group to forecasted revenue. Royalty rates were determined based on discussions with management and a review of royalty data for similar or comparable technologies. The amortization periods between 10 and 14 years are based on the expected useful lives of the products or product families for which the technology relate.

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

During 2008, the Company completed its analysis of its various Aftermarket revenue streams and bifurcated those streams between revenues associated with brand recognition and revenues associated with customer relationships. Valuations for brand names and customer relationships were then determined based upon the estimated revenue streams. As a result of the valuations, the Company recorded $484 million for its trademarks and brand names. As part of fresh-start reporting, value was assigned to trademarks or brand names based on earnings potential or relief from costs associated with licensing the trademarks or brand names. As the Company expects to continue using each trademark or brand name indefinitely with respect to the related product lines, the trademarks or brand names have been assigned indefinite lives.

The Company has assigned $519 million to its customer relationships, of which $62 million relates to original equipment (“OE”) customer relationships and $457 million relates to aftermarket customer relationships. The values assigned to customer relationships are based on the propensity of these customers to continue to generate predictable future recurring revenue and income. The value was based on the present value of the future earnings attributable to the intangible assets after recognition of required returns to other contributory assets. The amortization periods of between 1 and 16 years are based on the expected cash flows and historical attrition rates, as determined within each of the separate product groups.

During 2009 and associated with the pushdown of final fresh-start values to the individual operating entities, the Company identified $6 million of adjustments, principally related to foreign currency translation, that were necessary to properly state goodwill. The Company recorded these adjustments in 2009, which reduced its goodwill balance by $6 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company, in February 2008, also recorded $6 million in customer relationships in connection with the acquisition of Federal-Mogul Bearings India Limited (“FMBIL”). The acquisition of FMBIL did not have a material impact on the Company’s financial statements or liquidity.

The Company performs its annual goodwill impairment analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the estimated fair value of these assets to the related carrying value, and an impairment charge is recorded for any excess of carrying value over estimated fair value. The estimated fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

The Company’s goodwill balance by reporting segment as of December 31, 2009 is as follows (in millions):

Powertrain Energy	$277
Powertrain Sealing and Bearings	96
Vehicle Safety and Protection	700
$1,073

All of the Company’s reporting units with a goodwill balance passed “Step 1” of the October 1, 2009 goodwill impairment analysis. All “Step 1” results had fair values in excess of carrying values of at least 15%.

Given the complexity of the calculation of goodwill impairment and the significance of 2008 fourth quarter economic activity, the Company had not completed its annual impairment assessment for the year ended December 31, 2008 prior to filing its annual report on Form 10-K. Based upon draft valuations and preliminary assessment, the Company recorded estimated impairment charges of $239 million and $130 million for goodwill and other indefinite-lived intangible assets, respectively, for the year ended December 31, 2008. During the quarter ended March 31, 2009, the Company completed this assessment, and recorded a reduction to its goodwill impairment charge of $3 million. The goodwill impairment charges were required to adjust the carrying value of goodwill and other indefinite-lived intangible assets to estimated fair value. The estimated fair values were determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved, giving appropriate consideration to the unprecedented economic downturn in the automotive industry that continued throughout the fourth quarter of 2008. The 2008 impairment charge was primarily attributable to significant decreases in forecasted future cash flows as the Company adjusts to known and anticipated changes in industry production volumes.

As a result of its annual assessment, the Predecessor Company recorded impairment charges of $25 million for the year ended December 31, 2007. This impairment charge, incurred within the Global Pistons operating unit of the Powertrain Energy Reporting Segment, was required to adjust the carrying value of goodwill to estimated fair value for the year ended December 31, 2007. The estimated fair value of the operating unit was determined based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. The 2007 impairment charge was primarily attributable to significant increases in forecasted future capital expenditures to keep pace with current technological product requirements, without a corresponding increase in product profitability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The goodwill and other indefinite-lived intangible assets impairment charges of $369 million and $25 million for the years ended December 31, 2008 and 2007, respectively, are broken down by reporting segment as follows:

	Successor	Predecessor
	2008	2007
	(Millions of Dollars)

Powertrain Energy	$14	$25
Powertrain Sealing and Bearings	16	—
Vehicle Safety and Protection	209	—
Global Aftermarket	130	—
Corporate	—	—
	$369	$25

The following is a rollforward of the Company’s goodwill and other intangible assets (net) for the two years ended December 31, 2009:

	Goodwill	Other Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)
	(Millions of Dollars)

Balance at January 1, 2008	$1,544	$308	$310
Fresh-start valuation adjustments:
Other intangible assets	(500)	176	324
Deferred taxes	275
Property, plant & equipment	44
Minority interest	(44)
Pensions	(17)
Investments in non-consolidated affiliates	13
	(229)	176	324
Acquisition of FMBIL	—	—	6
Amortization expense	—	—	(76)
Impairment expense (preliminary)	(239)	(130)	—
Balance at December 31, 2008	1,076	354	564
Fresh-start adjustments, principally foreign currency translation	(6)	—	—
Amortization expense	—	—	(49)
Finalization of 2008 impairment	3	—	—
Balance at December 31, 2009	$1,073	$354	$515

The Company recorded amortization expense of $49 million and $76 million associated with definite-lived intangible assets during the years ended December 31, 2009 and 2008, respectively. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets. The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows (in millions of dollars):

2010	$49
2011	47
2012	47
2013	45
2014	45
Thereafter	282
$515

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

12.  INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $238 million and $221 million at December 31, 2009 and 2008, respectively, and are included in the consolidated balance sheets as “Other noncurrent assets.” Upon the adoption of fresh-start reporting, the Company’s investments in non-consolidated affiliates were adjusted to estimated fair value by increasing the aggregate investment balances by $127 million. These estimated fair values were determined based upon internal and external valuations considering various relevant market rates and transactions, and discounted cash flow valuation methods, among other factors, as further described in Note 3 above.

As of December 31, 2008, the Company evaluated the recorded value of its investments in non-consolidated affiliates for potential impairment. Given the economic downturn in the global automotive industry and the related declines in anticipated production volumes, the Company concluded that its investments in non-consolidated affiliates, primarily in the Powertrain Energy segment were impaired, and an impairment charge of $64 million was recorded as of December 31, 2008. The remaining fresh-start adjustment (net of impairment, amortization and foreign currency) of $61 million as of December 31, 2009 represents a difference between the amounts of these investments and the underlying equity. This difference is comprised of $34 million of definite-lived intangible and tangible assets with a weighted average remaining useful life of 17 years, and $27 million of indefinite-lived intangible and tangible assets.

The Company’s equity in the earnings of non-consolidated affiliates amounted to $16 million, $23 million and $38 million for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, these entities generated sales of approximately $504 million, net income of approximately $45 million and at December 31, 2009 had total net assets of approximately $511 million. Dividends received from non-consolidated affiliates by the Company for the periods ended December 31, 2009, 2008 and 2007 were $7 million, $33 million and $56 million, respectively. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2009, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

13.  ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	December 31
	2009	2008
	(Millions of Dollars)

Accrued compensation	$153	$176
Accrued rebates	100	104
Restructuring liabilities	55	113
Non-income tax payable	37	25
Accrued income taxes	23	17
Accrued product returns	22	21
Accrued professional services	11	14
Accrued warranty	7	9
Accrued Chapter 11 and U.K. Administration expenses	2	4
	$410	$483

14.  DEBT

In connection with the consummation of the Plan, on the Effective Date, the Company entered into a Tranche A Term Loan Agreement (the “Tranche A Facility Agreement”). The Tranche A Facility Agreement provided for a $1,335 million term loan issued on the Effective Date to satisfy in part the obligations owed under the Predecessor Company’s prepetition credit agreement and certain other prepetition surety-related obligations. On December 27, 2007, the Company notified the administrative agent under the Tranche A Facility Agreement of the Company’s intent to repay the Tranche A term loan during January 2008. On January 3, 2008, the Tranche A term loan was repaid in full.

On the Effective Date, the Company, as the issuer, entered into an Indenture (the “Indenture”) relating to the issuance of approximately $305 million in senior subordinated third priority payment-in-kind notes (the “PIK Notes,” referred to together with the Tranche A Facility Agreement as the “Repaid Instruments”). The PIK Notes were issued in order to satisfy in part the obligations under the Predecessor Company’s prepetition credit agreement and certain other prepetition surety-related obligations. On December 28, 2007, the Company gave its notice of intent to redeem the PIK Notes, in full, in January 2008 at a price equal to their redemption price. On January 3, 2008, the PIK Notes were redeemed in full.

Also on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Exit Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to sixty days after the Effective Date, have been fully drawn as described below. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession (“DIP”) credit agreement of $34 million, and existing letters of credit issued under the Predecessor Company’s prepetition credit facility of $39 million, were rolled over as letters of credit under the Exit Facilities.

The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011. All Exit Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Exit Facilities were initially negotiated by the Predecessor Company and certain of the Plan Proponents, reaching agreement on the majority of significant terms of the Exit Facilities in early 2007. Between the time the terms were agreed in early 2007 and the Effective Date, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Exit Facilities. This estimated fair value has been recorded within the fresh-start reporting, and will be amortized as interest expense over the terms of each of the underlying components of the Exit Facilities. During both 2009 and 2008, the Company recognized $22 million in interest expense associated with the amortization of this fair value adjustment.

Debt consisted of the following:
	December 31
	2009	2008
	(Millions of Dollars)
Exit Facilities:
Revolver	$—	$—
Tranche B term loan	1,921	1,940
Tranche C term loan	980	990
Debt discount	(119)	(141)
Other debt, primarily foreign instruments	75	81
	2,857	2,870
Less: short-term debt, including current maturities of long-term debt	(97)	(102)
Total long-term debt	$2,760	$2,768

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The total commitment and amounts outstanding on the revolving credit facility are as follows:

	December 31
	2009	2008
	(Millions of Dollars)

Current Contractual Commitment	$540	$540

Outstanding:
Revolving credit facility	$—	$—
Letters of credit	—	47
Total outstanding	$—	$47

Borrowing Base on Revolving credit facility
Current borrowings	—	—
Letters of credit	—	47
Available to borrow	470	475
Total borrowing base	$470	$522

The Company had $50 million of letters of credit outstanding at December 31, 2009, all pertaining to the term loan credit facility. The Company had $57 million of letters of credit outstanding at December 31, 2008; $47 million pertaining to the revolving credit facility and $10 million pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

The Company has the following contractual debt obligations outstanding at December 31, 2009:

Maturities of Long-Term Borrowings	Debt
(Millions of Dollars)
2010	$97
2011	31
2012	30
2013	30
2014	1,853
Thereafter	935
Total	$2,976

The weighted average cash interest rates for debt were approximately 3.5% and 4.6% as of December 31, 2009 and 2008, respectively. Interest paid on debt in 2009, 2008 and 2007 was $124 million, $152 million and $217 million, respectively.

As of December 31, 2009 and 2008, the estimated fair values of the Company’s Exit Facilities were $2,444 and $1,363 million, respectively. The estimated fair values were $339 and $1,427 million, respectively, lower than its carrying value. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of December 31, 2009 and 2008. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

15.  PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans, non-pension postemployment benefits, and disability, early retirement and other postemployment benefits are accounted for in accordance with FASB ASC Topic 715, Compensation – Retirement Benefits (“FASB ASC 715”).

The measurement date for all defined benefit plans is December 31. The following provides a reconciliation of the plans’ benefit obligations, plan assets, funded status and recognition in the consolidated balance sheets:

	Pension Benefits
	United States Plans		Non-U.S. Plans		Other Benefits
	2009	2008	2009	2008	2009	2008
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$986	$1,006	$334	$348	$494	$523
Service cost	26	24	8	7	2	1
Interest cost	63	61	18	19	31	30
Employee contributions	—	—	—	—	2	2
Benefits paid	(79)	(75)	(24)	(23)	(50)	(50)
Medicare subsidies received	—	—	—	—	3	4
Curtailment	—	—	(2)	(1)	—	—
Plan amendments		1	—	—	(7)	(8)
Actuarial losses (gains) and changes in actuarial assumptions	75	(31)	5	1	28	(3)
Net transfer in	—	—	6	—	—	—
Currency translation	—	—	7	(17)	3	(5)
Benefit obligation, end of year	$1,071	$986	$352	$334	$506	$494

Change in plan assets:
Fair value of plan assets, beginning of year	$541	$907	$40	$42	$—	$—
Actual return on plan assets	126	(295)	2	2	—	—
Company contributions	2	4	23	23	45	44
Benefits paid	(79)	(75)	(24)	(23)	(50)	(50)
Medicare subsidies received	—	—	—	—	3	4
Employee contributions	—	—	—	—	2	2
Net transfer in	—	—	3	—	—	—
Currency translation	—	—	1	(4)	—	—
Fair value of plan assets at end of year	$590	$541	$45	$40	$—	$—

Funded status of the plan	$(481)	$(445)	$(307)	$(294)	$(506)	$(494)

Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$—	$—	$3	$2	$—	$—
Current liabilities	(2)	(2)	(15)	(15)	(44)	(44)
Noncurrent liabilities	(479)	(443)	(295)	(281)	(462)	(450)
Net amount recognized	$(481)	$(445)	$(307)	$(294)	$(506)	$(494)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss (gain)	$319	$348	$6	$2	$13	$(2)
Prior service cost (credit)	1	1	—	—	(14)	(8)
Total	$320	$349	$6	$2	$(1)	$(10)

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits
	United States Plans		Non-U.S. Plans		Other Benefits
	2009	2008	2009	2008	2009	2008

Discount rate	5.75%	6.45%	5.13%	5.59%	5.65%	6.40%
Rate of compensation increase	3.50%	3.50%	3.14%	3.18%	—	—

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

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans		Other Benefits
	2009	2008	2009	2008	2009	2008
	(Millions of Dollars)

Projected benefit obligation	$1,071	$986	$351	$331	$506	$494
Fair value of plan assets	590	541	41	35	—	—

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	2009	2008	2009	2008
	(Millions of Dollars)

Projected benefit obligation	$1,071	$986	$327	$311
Accumulated benefit obligation	1,058	972	313	297
Fair value of plan assets	590	541	22	18

The accumulated benefit obligation for all pension plans is $1,391 million and $1,289 million for the years ended December 31, 2009 and 2008, respectively.

Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits
	United States Plans			Non-U.S. Plans		Other Benefits
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Millions of Dollars)

Service cost	$26	$24	$26	$8	$7	$7	$2	$1	$2
Interest cost	63	61	60	18	19	16	31	30	31
Expected return on plan assets	(43)	(74)	(72)	(2)	(3)	(2)	—	—	—
Amortization of actuarial losses	30	—	18	—	—	3	—	—	19
Amortization of prior service cost (credit)	—	—	6	—	—	—	(1)	—	(12)
Settlement and curtailment gain	—	—	—	(2)	—	(2)	—	—	—
Net periodic cost	$76	$11	$38	$22	$23	$22	$32	$31	$40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits
	United States Plans		Non-U.S. Plans		Other Benefits
	2009	2008	2009	2008	2009	2008

Discount rate	6.45%	6.25%	5.59%	5.67%	6.40%	6.20%
Expected return on plan assets	8.50%	8.50%	5.79%	6.33%	—	—
Rate of compensation increase	3.50%	3.70%	3.18%	2.74%	—	—

Amounts in accumulated other comprehensive (loss) income expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Pension Benefits
	United States	Other Benefits
	(Millions of Dollars)

Amortization of actuarial losses	$25	$—
Amortization of prior service credit	—	(2)
Total	$25	$(2)

The assumed health care and drug cost trend rates used to measure next year’s postemployment healthcare benefits are as follows:

	Other Benefits
	2009	2008

Health care cost trend rate	7.1%	7.5%
Ultimate health care cost trend rate	5.0%	5.0%
Year ultimate health care cost trend rate reached	2014	2014

Drug cost trend rate	8.5%	9.2%
Ultimate drug cost trend rate	5.0%	5.0%
Year ultimate drug cost trend rate reached	2014	2014

The assumed health care cost trend rate has a significant impact on the amounts reported for Other Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)

100 basis point (“bp”) increase in health care cost trend rate	$2	$24
100 bp decrease in health care cost trend rate	(2)	(22)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s 2009 funding requirements.

	Pension Benefits
	United States Plans			Non-U.S. Plans			Other Benefits
	Change in 2010 pension expense	Change in PBO	Change in accumulated OCL	Change in 2010 pension expense	Change in PBO	Change in accumulated OCL	Change in 2010 expense	Change in PBO
	(Millions of dollars)

25 bp decrease in discount rate	$2	$26	$(26)	$—	$9	$(9)	$—	$11
25 bp increase in discount rate	(2)	(26)	26	—	(9)	9	—	(10)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

Effective for fiscal years ending after December 15, 2009, the Company adopted the postemployment benefit plan assets disclosure requirements of FASB ASC 715. Refer to Note 8, “Fair Value Measurements”, for more detail surrounding the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans’ assets, at December 31, 2009.

The Company’s pension plan weighted-average asset allocations at the measurement dates of December 31, 2009 and 2008, by asset category are as follows:

	United States Plan Assets December 31			Non-U.S. Plan Assets December 31
	Actual		Target	Actual		Target
	2009	2008	2010	2009	2008	2010
Asset Category
Equity securities	76%	71%	75%	4%	4%	4%
Debt securities	24%	29%	25%	25%	26%	25%
Insurance contracts	—	—	—	71%	70%	71%
	100%	100%	100%	100%	100%	100%

The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan’s objectives. It is intended to reduce risk, provide long-term financial stability for the plan and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the total diversification of plan assets. Approximately 73% of plan assets are invested in actively managed investment funds.

The majority of the assets of the non-U.S. plans are invested through insurance contracts. The insurance contracts guarantee a minimum rate of return. The Company has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

Projected benefit payments from the plans are estimated as follows:

	Pension Benefits
	United States	Non-U.S. Plans	Other Benefits
	(Millions of Dollars)

2010	$71	$22	$44
2011	74	21	45
2012	75	22	44
2013	79	24	44
2014	76	25	43
Years 2015 - 2019	406	127	202

The Company expects to contribute approximately $105 million to its pension plans in 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company also maintains certain defined contribution pension plans for eligible employees. The total expenses attributable to the Company’s defined contribution savings plan were $20 million, $25 million and $25 million for the years ended December 31, 2009, 2008 and 2007, respectively. The amounts contributed to defined contribution pension plans include contributions to U.S. multi-employer pension plans of $1 million for the year ended December 31, 2007.

Other Postemployment Benefits

The Company accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits. The liabilities for such U.S. and European postemployment benefits as of December 31, 2009 and 2008 were both $42 million.

16.  INCOME TAXES

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of (loss) income from continuing operations before income taxes consisted of the following:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Domestic	$(132)	$(361)	$1,490
International	60	(85)	250
Total	$(72)	$(446)	$1,740

Significant components of the benefit (expense) for income taxes are as follows:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)
Current:
Federal	$2	$5	$(5)
State and local	1	(2)	(5)
International	(26)	(34)	(75)
Total current	(23)	(31)	(85)

Deferred:
Federal	26	38	(274)
State and local	—	4	—
International	36	(30)	27
Total deferred	62	12	(247)
	$39	$(19)	$(332)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax benefit (expense) is:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Income tax benefit (expense) at United States statutory rate	$25	$157	$(610)
Tax effect from:
Goodwill impairment	—	(88)	(9)
Gain on purchase of debt by related party	—	(27)	—
Foreign operations	(37)	(9)	(198)
Fresh start reporting adjustments	—	—	335
Gain on settlement of liabilities subject to compromise	—	—	(8)
State income taxes	(1)	2	(4)
Favorable audit settlements and tax refunds	29	—	9
Asbestos trust deduction	—	—	65
Valuation allowances	20	(55)	100
Non-deductible interest, fees and other	3	1	(12)
Income tax benefit (expense)	$39	$(19)	$(332)

The following table summarizes the Company's total benefit (provision) for income taxes by component:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Income tax benefit (expense)	$39	$(19)	$(332)
Adjustments to goodwill	—	(262)	81
Allocated to equity:
Postemployment benefits	(99)	119	(59)
Derivatives	(2)	34	—
Foreign currency translation	2	2	8
Valuation allowances	129	(151)	31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
	2009	2008
	(Millions of Dollars)
Deferred tax assets
Net operating loss carryforwards	$627	$479
Postemployment benefits, including pensions	397	412
Reorganization costs	100	110
Other temporary differences	—	49
Tax credits	99	49
Total deferred tax assets	1,223	1,099
Valuation allowances for deferred tax assets	(865)	(786)
Net deferred tax assets	358	313

Deferred tax liabilities
Investment in U.S. subsidiaries	(367)	(367)
Intangible assets	(320)	(336)
Other temporary differences	(38)	—
Fixed assets	(80)	(92)
Total deferred tax liabilities	(805)	(795)
	$(447)	$(482)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	December 31
	2009	2008
	(Millions of Dollars)
Assets:
Prepaid expenses and other current assets	$34	$56
Other noncurrent assets	20	24
Liabilities:
Other current liabilities	(3)	(8)
Long-term portion of deferred income taxes	(498)	(554)
	$(447)	$(482)

Income tax refunds received, net of income taxes paid, were $10 million for the year ended December 31, 2009 compared to income taxes paid, net of income tax refunds received, of $73 million and $48 million for the years ended December 31, 2008 and 2007, respectively.

The Company did not record taxes on its undistributed earnings of $617 million at December 31, 2009 since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2009, the Company had a deferred tax asset of $726 million for tax loss carryforwards and tax credits, including $316 million in the United States with expiration dates from 2010 through 2029; $201 million in the United Kingdom with no expiration date; and $209 million in other jurisdictions with various expiration dates. Prior to January 1, 2009, any reduction in the valuation allowance as a result of the recognition of deferred tax assets was adjusted through goodwill. Beginning January 1, 2009, pursuant to FASB ASC Topic 805, Business Combinations, any reduction to the valuation allowance will be reflected through continuing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Predecessor Company adopted the Accounting for Uncertainty in Income Taxes provisions, now codified within FASB ASC 740, as of January 1, 2007. This guidance clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. It only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. As a result of this adoption, the Predecessor Company recognized a $14 million decrease in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 total shareholders’ deficit.

At December 31, 2009, 2008 and 2007, the Company had total unrecognized tax benefits of $419 million, $456 million and $252 million, respectively. Of these totals, $86 million, $84 million and $92 million, respectively, represents the amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate. The total unrecognized tax benefits differ from the amount which would affect the effective tax rate primarily due to the impact of valuation allowances.

A summary of the changes in the gross amount of unrecognized tax benefits for the years ended December 31, 2009, 2008 and 2007 are shown below:

	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)
Change in unrecognized tax benefits
Balance at January 1	$456	$252	$171
Additions based on tax positions related to the current year	18	40	127
Additions for tax positions of prior years.	11	207	10
Decreases for tax positions of prior years	(43)	(16)	(52)
Decreases for statute of limitations expiration	(25)	(17)	(9)
Settlements	—	(7)	(1)
Impact of currency translation	2	(3)	6
Balance at December 31	$419	$456	$252

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2009, 2008 and 2007, the Company recorded $13 million, $9 million and $6 million, respectively, in liabilities for tax-related net interest and penalties on its consolidated balance sheet. During the year ended December 31, 2009, the Company recorded a tax expense related to an increase in its liability for interest and penalties of $4 million.

The Company operates in multiple jurisdictions throughout the world. The Company is no longer subject to U.S. federal tax examinations for years before 2006 or state and local for years before 2001, with limited exceptions. Furthermore, the Company is no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 2002. The income tax returns of various subsidiaries in various tax jurisdictions are currently under examination. It is possible that these examinations will conclude within the next twelve months. However, it is not possible to estimate net increases or decreases to the Company’s unrecognized tax benefits during the next twelve months.

17.  COMMITMENTS AND CONTINGENCIES

Litigation and Environmental Matters

Resolution of Asbestos Liabilities

As described in Note 2, all asbestos-related personal injury claims against the Debtors will be addressed by the U.S. Asbestos Trust or the U.K. Asbestos Trust in accordance with the terms of the Plan and the CVAs, and such claims will be treated and paid in accordance with the terms of the Plan, the CVAs, and their related documents. All asbestos property damage claims against the Debtors have been compromised and resolved through the Plan and the CVAs. Accordingly, the Debtors have not recorded an asbestos liability as of December 31, 2009 or 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Total environmental liabilities, determined on an undiscounted basis, were $22 million and $26 million at December 31, 2009 and 2008, respectively, and are included in the consolidated balance sheets as follows:

	December 31	December 31
	2009	2008
	(Millions of Dollars)

Other current liabilities	$7	$7
Other accrued liabilities (noncurrent)	15	19
	$22	$26

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2009, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $45 million.

Conditional Asset Retirement Obligations

The Company records conditional asset retirement obligations (“CARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary CARO activities relate to the removal of hazardous building materials at its facilities. The Company records a CARO when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $30 million and $27 million as of December 31, 2009 and 2008, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO.

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

Liabilities for CARO are included in the consolidated balance sheets as follows:

	December 31	December 31
	2009	2008
	(Millions of Dollars)

Other current liabilities	$14	$9
Other accrued liabilities (noncurrent)	16	18
	$30	$27

A rollforward of the CARO liability for 2008 and 2009 is as follows (in millions of dollars):

Balance at January 1, 2008	$27
Liabilities incurred	5
Liabilities settled/adjustments	(5)
Balance at December 31, 2008	27
Liabilities incurred	5
Liabilities settled/adjustments	(2)
Balance at December 31, 2009	$30

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

18.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	December 31
	2009	2008
	(Millions of Dollars)

Foreign currency translation adjustments and other	$(184)	$(252)

Hedge instruments	(46)	(98)
Income taxes	(16)	3
Hedge instruments, including tax impact	(62)	(95)

Postemployment benefits	(314)	(340)
Income taxes	(11)	(1)
Postemployment benefits, including tax impact	(325)	(341)

	$(571)	$(688)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

19.  CAPITAL STOCK

Common and Preferred Stock

The Company, under its certificate of incorporation, is authorized to issue 540,100,000 shares of capital stock consisting of 450,100,000 shares of Common Stock, $.01 par value and 90,000,000 shares of Preferred Stock, $.01 par value.

From December 27, 2007 through July 27, 2008, the Company was authorized to issue 540,100,000 shares of capital stock consisting of 400,000,000 shares of Class A Common Stock, $.01 par value, 50,100,000 shares of Class B Common Stock, $.01 par value and 90,000,000 shares of Preferred Stock, $.01 par value. Both classes of common stock had identical rights with respect to dividends, distributions, and voting rights except that Class B Common Stock voted for Class B Directors and Class A Common Stock voted for Class A Directors of the Board of Directors.

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

Effective July 28, 2008, upon the written consent of the Company’s majority shareholder and notice to all shareholders, the Company’s certificate of incorporation was amended to, among other things, eliminate all references to Class B common stock and related provisions and reclassify the Successor Company’s Class A common stock as the sole class of common stock.

On September 11, 2008, the Company purchased 1,095,500 shares of its common stock for $17 million in a single transaction with an unrelated party.

Warrants

In connection with the Plan, holders of the Predecessor Company’s common stock, Series C ESOP Convertible Preferred Shares and the 7% Convertible Junior Subordinate Debentures received warrants to purchase shares of Common Stock of the Successor Company at an exercise price equal to $45.815, exercisable through December 27, 2014. The Company issued 6,951,871 warrants as of the Effective Date, all of which remain outstanding as of December 31, 2009. All of the Predecessor Company’s common stock (and all rights and covenants related thereto) was cancelled pursuant to the Plan on December 27, 2007, of which 91,344,239 shares were outstanding at December 27, 2007.

The Company has accounted for these warrants as equity instruments in accordance with the Contracts in Entity’s Own Equity provision of FASB ASC Topic 815, Derivatives and Hedging, and as such, will be classified in stockholders’ equity as they meet the definition of “…indexed to the issuer’s stock”. The Company estimated the fair value of these warrants at $33 million as of December 31, 2007 using the Black-Scholes option pricing model. Key assumptions used by the Company are summarized in the following table:

Expected volatility	41%
Expected dividend yield	0%
Risk-free rate over the estimated expected life of warrants	3.88%
Expected term (in years)	7.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Predecessor Company determined the amount of compensation expense associated with the Employment Agreement Options based upon the estimated fair value of such options as of December 31, 2007. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	Predecessor Company
	December 31, 2007 Valuation
	Plain vanilla	Options with
	Options	Exchange

Valuation model	Black-Scholes	Modified Binomial
Expected volatility	43%	43%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected option life	3.26 – 4.24%	3.26 – 4.24%
Expected option life (in years)	3.80	4.62

In estimating the expected life of the plain vanilla options, the Company utilized the “simplified method” within FASB ASC Topic 718, Compensation – Stock Compensation. The simplified method was used as there was only one individual who had outstanding options as of December 31, 2007 and no historical option exercise data was available.

Prior to the Effective Date of the Plan, the Predecessor Company was required to reassess the value of the Employment Agreement Options quarterly and adjust the aggregate compensation expense recognized to reflect any change in the value of the Employment Agreement Options. The Predecessor Company recorded compensation expense pertaining to the options of $7 million for the year ended December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In connection with fresh-start reporting, the Company determined the aggregate estimated fair value at $34 million associated with the Granted Options and deferred compensation. Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the Granted Options are treated as a liability award, and the vested portion of the awards, aggregating $19 million, has been recorded as a liability as of December 31, 2007. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	Successor Company December 31, 2007 Valuation
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

The Company revalued the CEO Option at December 31, 2008, resulting in a revised fair value of $4 million. During 2008, the Company recognized $16 million in income associated with these options. Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the CEO Option is treated as a liability award, and the vested portion of the awards, aggregating $3 million, was recorded as a liability as of December 31, 2008. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	Successor Company December 31, 2008 Valuation
		Options Connected
	Plain Vanilla	To Deferred	Deferred
	Options	Compensation	Compensation

Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	69%	69%	69%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.05%	1.19%	1.19%
Expected option life (in years)	3.14	3.61	3.61

The Company revalued the CEO Option at December 31, 2009, resulting in a revised fair value of $29 million. During 2009, the Company recognized $25 million in expense associated with these options. Since the Deferred Compensation Agreement provides for net cash settlement at the option of Mr. Alapont, the CEO Option is treated as a liability award, and the vested portion of the awards, aggregating $28 million, was recorded as a liability as of December 31, 2009. The remaining $1 million of total unrecognized compensation cost as of December 31, 2009 related to non-vested stock options is expected to be recognized ratably over the remaining term of Mr. Alapont’s employment agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	Successor Company December 31, 2009 Valuation
		Options Connected
	Plain Vanilla	To Deferred	Deferred
	Options	Compensation	Compensation

Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	61%	61%	61%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.41%	1.47%	1.47%
Expected option life (in years)	2.52	2.61	2.61

Expected volatility is based on the average of five-year historical volatility (71%) and implied volatility (50%) for a group of auto industry comparator companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as the Company has not pay dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected option lives are primarily equal to one-half of the time to the end of the option term.

21.  (LOSS) INCOME PER SHARE

As discussed in Note 2, the common shares of the Predecessor Company were cancelled upon the implementation of the Plan. As such, the income per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company’s common shares, or to potential investors in such common shares.

The following is a reconciliation of the numerators and the denominators of the basic and diluted (loss) income per common share:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(In Millions of Dollars, Except Per Share Amounts)

Net (loss) income attributable to Federal-Mogul shareholders	$(45)	$(468)	$1,412

Weighted average shares outstanding, basic (in millions)	98.9	99.7	89.7

Incremental shares based on assumed conversion of cumulative convertible preferred stock	N/A	N/A	1.6

Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.4	0.3	N/A

Diluted (in millions)	99.3	100.0	91.3

Net (loss) income per share attributable to Federal-Mogul:
Basic	$(0.46)	$(4.69)	$15.74
Diluted	$(0.46)	$(4.69)	$15.46

The Successor Company had a loss for the years ended December 31, 2009 and 2008. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The 500,000 common shares issued in connection with the Deferred Compensation Agreement described in Note 20 are excluded from the basic earnings per share calculation as required by FASB ASC Topic 710, Compensation.

22.  OPERATIONS BY REPORTING SEGMENT AND GEOGRAPHIC AREA

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

Powertrain Energy is one of the world’s leading providers of powertrain components. Federal-Mogul’s powertrain energy products are used in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine pistons, piston rings, piston pins, cylinder liners, camshafts, valve seats and guides, and ignition products. These products are offered under the Federal-Mogul®, AE®, Champion®, Goetze® and Nural® brand names. These products are either sold as individual products or offered to automotive manufacturers as assembled products. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain Energy operates 38 manufacturing facilities in 15 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Powertrain Sealing and Bearings is one of the world’s leading sealing solutions and bearings providers. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul®, Deva®, Fel-Pro®, FP Diesel®, Glyco®, Metafram®, Metagliss®, National®, Payen®, Poral® and Sintertech®. The group serves a number of different industries including automotive, truck, commercial equipment (construction, agricultural, power generation, marine and rail), industrial, recreation and consumer power equipment. Product offering includes dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, heat shields, engine bearings, bronze engine bearings, aluminum engine bearings, bushings and washers, and transmissions components. Powertrain Sealing and Bearings operates 31 manufacturing facilities in 12 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Vehicle Safety and Protection is one of the world’s leading suppliers of friction and systems protection products. Such products are used in automotive and heavy-duty applications and the primary products of this segment include brake disc pads, brake shoes, brake linings and blocks and element resistant sleeving systems protection products. Federal-Mogul has a well-balanced portfolio of world-class brand names, including Federal-Mogul®, Abex®, Anco®, Bentley-Harris®, Beral®, Champion®, Ferodo®, Moog®, ThermoQuiet® and Wagner®. Federal-Mogul supplies friction products to most major customers in the light vehicle, commercial vehicle and aerospace sectors and is also a leading company in the aftermarket. Vehicle Safety and Protection operates 35 manufacturing facilities in 15 countries, serving many major automotive, railroad and industrial customers worldwide.

Global Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial replacement markets. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under the leading brand names Abex®, AE®, ANCO®, Beral®, Carter®, Champion®, Fel-Pro®, Ferodo®, FP Diesel®, Glyco®, Goetze®, MOOG®, National®, Necto®, Nural®, Payen®, Precision®, Sealed Power®, ThermoQuiet® and Wagner®. Global Aftermarket operates 21 distribution facilities in 14 countries, serving a diverse base of distributors, retail parts stores and mass merchants around the world.

Corporate is comprised of headquarters and central support costs for finance, human resources, information systems, legal, purchasing and other corporate activities as well as certain health and welfare costs for pension and other postemployment benefits for the Company’s retirees. Current period service costs for active employees are included in the results of operations for each of the Company’s reporting segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The accounting policies of the reporting segments are the same as those of the Company. Revenues related to products sold from Powertrain Energy, Powertrain Sealing and Bearings, and Vehicle Safety and Protection to OEM customers are recorded within the respective reporting segments. Revenues from such products sold to aftermarket customers are recorded within the Global Aftermarket segment. All product transferred into Global Aftermarket from other reporting segments is transferred at cost in the United States and at agreed-upon arm’s length transfer prices internationally.

The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA most closely approximates the cash flow associated with the operational earnings of the Company and uses Operational EBITDA to measure the performance of its operations. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, gain on settlement of liabilities subject to comprise, fresh-start reporting adjustments, expense associated with U.S. based funded pension plans and the impact on 2008 gross margin of the fresh-start reporting valuation of inventory.

Net sales by reporting segment was:
	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Powertrain Energy	$1,413	$2,090	$2,063
Powertrain Sealing and Bearings	819	1,154	1,156
Vehicle Safety and Protection	772	985	1,016
Global Aftermarket	2,326	2,637	2,679
	$5,330	$6,866	$6,914

Cost of products sold by reporting segment was:
	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Powertrain Energy	$1,284	$1,786	$1,774
Powertrain Sealing and Bearings	801	1,090	1,102
Vehicle Safety and Protection	602	768	782
Global Aftermarket	1,851	2,107	2,068
Corporate	—	(9)	3
	$4,538	$5,742	$5,729

Gross margin by reporting segment was:
	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Powertrain Energy	$129	$304	$289
Powertrain Sealing and Bearings	18	64	54
Vehicle Safety and Protection	170	217	234
Global Aftermarket	475	530	611
Corporate	—	9	(3)
	$792	$1,124	$1,185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Operational EBITDA by reporting segment is as follows:

	Successor		Predecessor
	Year Ended December 31
	2009	2008	2007
	(Millions of Dollars)

Powertrain Energy	$176	$354	$355
Powertrain Sealing and Bearings	18	58	50
Vehicle Safety and Protection	164	206	225
Global Aftermarket	320	377	423
Corporate	(175)	(233)	(263)
Total Segments Operational EBITDA	503	762	790

Items required to reconcile Operational EBITDA to (loss) income before income tax expense:
Interest expense, net	(132)	(180)	(199)
Depreciation and amortization	(327)	(349)	(354)
Restructuring charges, net	(32)	(132)	(48)
Expense associated with U.S. based funded pension plans	(66)	(5)	(31)
Adjustment of assets to fair value	(17)	(451)	(61)
Gross margin impact of December 31, 2007 fresh-start reporting inventory adjustment	—	(68)	—
Chapter 11 and U.K. Administration related reorganization costs	(3)	(17)	(81)
Gain on settlement of liabilities subject to compromise	—	—	761
Fresh-start reporting adjustments	—	—	956
Other	2	(6)	7
(Loss) Income Before Income Taxes	$(72)	$(446)	$1,740

Total assets, capital expenditures, and depreciation and amortization information by reporting segment is as set forth in the tables below. Included in total assets as of December 31, 2007 were estimated values, primarily for fixed assets, intangible assets and deferred taxes, associated with the application of fresh-start reporting. The finalization of fresh-start reporting resulted in subsequent changes to these estimates. Goodwill was assigned to reporting segments and reporting units based on individual reporting unit fair values over values attributed to specific intangible and tangible assets. Reporting units are components of the Company’s reporting segments (which are also its operating segments) and generally align with specific product groups for which segment managers regularly review operating results.

	Successor		Successor		Predecessor	Successor		Predecessor
	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2009	2008	2009	2008	2007	2009	2008	2007
	(Millions of Dollars)

Powertrain Energy	$1,696	$1,641	$76	$140	$149	$117	$113	$151
Powertrain Sealing and Bearings	830	851	44	70	69	60	57	77
Vehicle Safety and Protection	1,626	1,698	38	71	62	87	78	96
Global Aftermarket	1,970	2,007	2	4	6	40	7	11
Corporate	1,005	1,039	16	35	24	23	94	19
	$7,127	$7,236	$176	$320	$310	$327	$349	$354

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table shows geographic information:

	Successor		Predecessor	Successor
	Net Sales			Net PPE
	Year Ended December 31			December 31
	2009	2008	2007	2009	2008
	(Millions of Dollars)

United States	$2,131	$2,597	$2,789	$554	$633
Germany	880	1,366	1,314	422	447
France	427	565	568	90	107
United Kingdom	221	339	377	71	70
Italy	263	317	300	85	96
Mexico	193	244	246	94	83
Other	1,215	1,438	1,320	518	475
	$5,330	$6,866	$6,914	$1,834	$1,911

23.  SUBSEQUENT EVENTS

The Company has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which has been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, the Company is required to assess which of these rates is the most appropriate for converting the results of its Venezuelan operations into U.S. dollars at December 31, 2009. The Company has no positive intent to repatriate cash at the parallel rate and has demonstrated the ability to repatriate cash at the official rate in early January 2010; thus, the official rate was deemed appropriate for the purposes of conversion into U.S. dollars.

Near the end of 2009, the three year cumulative inflation rate for Venezuela was above 100%, which requires the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with FASB ASC Topic 830, Foreign Currency Matters, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency is that any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities must be recognized directly in earnings.

At December 31, 2009, the summarized balance sheet of the Company’s Venezuelan operations is as follows (all balances are in U.S. dollars, converted at the official exchange rate of 2.15 bolivar per U.S. dollar):

Cash and cash equivalents	$76
Other monetary assets, net	5
Net monetary assets	81
Non-monetary assets, net	5
Total	$86

In early January 2010, prior to the bolivar devaluation, the Company repatriated $14 million at the official rate of 2.15 bolivars to U.S. dollar. On January 8, 2010, subsequent to this cash repatriation, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to buy U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. Subsequent to this devaluation, the Company has repatriated $11 million at this “strategic” rate.

The Company estimates that the immediate impact of inflationary accounting for its Venezuelan operations in 2010 is a loss of between $13-$30 million, largely dependent on the Company’s expected ability to continue to repatriate cash at the “strategic” rate of 2.6 bolivars per U.S. dollar versus the official rate of 4.3.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

24.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly operating results of the Company for 2009 and 2008, and the audited results of the Company for the years ended December 31, 2009 and 2008.

	First	Second	Third	Fourth	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2009:
Net sales	$1,238	$1,304	$1,380	$1,408	$5,330
Gross margin	158	198	212	225	792
Net (loss) income attributable to Federal-Mogul	(101)	3	10	43	(45)
Net (loss) income per basic share attributable to Federal-Mogul	(1.02)	0.03	0.11	0.43	(0.46)
Net (loss) income per diluted share attributable to Federal-Mogul	(1.02)	0.03	0.10	0.43	(0.46)
Shares used in computing basic (loss) income per share	98.9	98.9	98.9	98.9	98.9
Shares used in computing diluted (loss) income per share	99.3	99.3	99.3	99.4	99.3
Stock price:
High	$7.76	$12.62	$14.99	$17.80
Low	$2.15	$6.25	$8.23	$10.68
Dividend per share	—	—	—	—

	First	Second	Third	Fourth(1)	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2008:
Net sales	$1,859	$1,995	$1,692	$1,320	$6,866
Gross margin	266	396	279	183	1,124
Net (loss) income attributable to Federal-Mogul	(32)	90	4	(530)	(468)
Net (loss) income per basic share attributable to Federal-Mogul	(0.31)	0.90	0.04	(5.35)	(4.69)
Net (loss) income per diluted share attributable to Federal-Mogul	(0.31)	0.89	0.04	(5.35)	(4.69)
Shares used in computing basic (loss) income per share	100.0	100.0	99.8	98.9	99.7
Shares used in computing diluted (loss) income per share	100.3	100.3	100.1	99.3	100.0
Stock price:
High	$27.00	$21.20	$17.29	$12.80
Low	$18.00	$14.91	$11.94	$3.12
Dividend per share	—	—	—	—

(1)
Includes impairment charges of $451 million associated with goodwill and other indefinite lived intangible assets, and long-lived tangible assets. Also includes $127 million of net restructuring expenses incurred in connection with Restructuring 2009 program.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's periodic Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, at the reasonable assurance level previously described.

Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included within this Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2009. The Company’s independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by Item 10 regarding our directors and other corporate governance matters is incorporated by reference to the Company’s proxy statement for the 2010 annual meeting of stockholders under the captions “Election of Directors”, “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management.” The information required by Item 10 regarding the Company’s executive officers appears as a supplementary item following Item 4 under Part I of this report. The information required by Item 10 regarding compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the Company’s proxy statement for the 2010 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to compensation of executive officers and directors of the Company under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” in the Company’s proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for the 2010 annual meeting of stockholders under the captions “Director Independence and Controlled Company Status” and “Certain Relationships and Related-Party Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the fees and services of our principal accountant under the caption “Fees of Independent Registered Public Accounting Firm” in the Company’s proxy statement for the 2010 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

	Successor
Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(Millions of Dollars)

Year ended December 31, 2009:
Valuation allowance for trade receivables	$27	$5	$—		$(13	) (2)	$19
Inventory valuation allowance	37	20	29	(1)	(10	) (3)	76
Valuation allowance for deferred tax assets	786	(20)	99		—		865

Year ended December 31, 2008:
Valuation allowance for trade receivables	$—	$6	$21	(1)	$—		$27
Inventory valuation allowance	—	11	26	(1)	—		37
Valuation allowance for deferred tax assets	484	55	247		—		786

	Predecessor						Successor
Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period	Fresh-Start Adjustments	Successor Company
	(Millions of Dollars)
Year ended December 31, 2007:
Valuation allowance for trade receivables	$29	$1	$—	$(6	) (2)	$24	$(24)	$—
Inventory valuation allowance	66	5	—	(13	) (3)	58	(58)	—
Valuation allowance for deferred tax assets	1,608	(100)	(31)	(669)		808	(324)	484

(1)	Represents remaining portion of fresh-start adjustment that is being reestablished with a corresponding increase to gross accounts receivable and inventory.
(2)	Uncollectible accounts charged off net of recoveries.
(3)	Obsolete inventory charged off.

15(b).  Exhibits

The Company will furnish upon request any of the following exhibits upon payment of the Company's reasonable expenses for furnishing such exhibit.

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

10.3	Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.) †

10.4
Description of Umbrella Excess Liability Insurance for the Senior Management Team. (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.)

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

10.22
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

10.46
Amended and Restated Employment Agreement dated as of June 18, 2002 between the Company and George Michael Lynch (Incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.) †

10.47
Severance Agreement dated as of June 18, 2002 between the Company and George Michael
Lynch (Incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.) †

10.48
Amended and Restated Employment Agreement dated as of June 24, 2002 between the Company and Jeff J. Kaminski (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 13, 2008.) †

10.49	Severance Agreement dated as of June 24, 2002 between the Company and Jeff J. Kaminski (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated March 13, 2008.) †

*10.50	Federal-Mogul 2009 Management Incentive Plan. †

*10.51	Federal-Mogul 2009 Management Incentive Uplift Plan. †

*21	Subsidiaries of the Registrant.

*24	Powers of Attorney.

*31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14

*31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

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

Date February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ José Maria Alapont	Director, President and Chief Executive Officer	February 23, 2010
José Maria Alapont	(Principal Executive Officer)

/s/ Jeff J. Kaminski	Senior Vice President and Chief Financial Officer	February 23, 2010
Jeff J. Kaminski	(Principal Financial Officer)

/s/ Alan Haughie	Vice President and Controller	February 23, 2010
Alan Haughie	(Principal Accounting Officer)

*	Director	February 23, 2010
George Feldenkreis

/s/ Vincent J. Intrieri	Director	February 23, 2010
Vincent J. Intrieri

*	Director	February 23, 2010
J. Michael Laisure

/s/ Keith A. Meister	Director	February 23, 2010
Keith A. Meister

/s/ David S. Schechter	Director	February 23, 2010
David S. Schechter

*	Director	February 23, 2010
Neil S. Subin

*	Director	February 23, 2010
James H. Vandenberghe

*By	/s/ Robert L. Katz
(Robert L. Katz, Attorney-in-fact)