Form 10-Q
period 2010-03-31
FEDERAL MOGUL CORP
filed 2010-04-28
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☒   No ☐

As of April 27, 2010, there were 98,904,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2010

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2010	2009
	(Millions of Dollars,
	Except Per Share Amounts)

Net sales	$1,489	$1,238
Cost of products sold	(1,235)	(1,080)

Gross margin	254	158

Selling, general and administrative expenses	(184)	(184)
Interest expense, net	(33)	(34)
Amortization expense	(12)	(12)
Equity earnings of non-consolidated affiliates	7	—
Restructuring expense, net	(1)	(38)
Other (expense) income, net	(21)	13

Income (loss) before income taxes	10	(97)
Income tax benefit (expense)	7	(4)

Net income (loss)	17	(101)
Less net income attributable to noncontrolling interests	(2)	—

Net income (loss) attributable to Federal-Mogul	$15	$(101)

Basic and diluted income (loss) per common share	$0.15	$(1.02)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Balance Sheets

	(Unaudited) March 31 2010	December 31 2009
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$1,028	$1,034
Accounts receivable, net	1,018	950
Inventories, net	842	823
Prepaid expenses and other current assets	231	221
Total current assets	3,119	3,028

Property, plant and equipment, net	1,762	1,834
Goodwill and indefinite-lived intangible assets	1,427	1,427
Definite-lived intangible assets, net	503	515
Other noncurrent assets	320	323

	$7,131	$7,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$97	$97
Accounts payable	576	537
Accrued liabilities	408	410
Current portion of postemployment benefit liability	60	61
Other current liabilities	159	175
Total current liabilities	1,300	1,280

Long-term debt	2,758	2,760
Postemployment benefits	1,284	1,298
Long-term portion of deferred income taxes	496	498
Other accrued liabilities	187	192

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of March 31, 2010 and December 31, 2009)	1	1
Additional paid-in capital, including warrants	2,150	2,123
Accumulated deficit	(498)	(513)
Accumulated other comprehensive loss	(607)	(571)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	1,029	1,023
Noncontrolling interests	77	76
Total shareholders’ equity	1,106	1,099

	$7,131	$7,127

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2010	2009
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net income (loss)	$17	$(101)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	81	77
Cash received from 524(g) Trust	—	40
Payments to settle non-debt liabilities subject to compromise, net	(14)	(49)
Loss on Venezuelan currency devaluation	20	—
Equity earnings of non-consolidated affiliates	(7)	—
Cash dividends received from non-consolidated affiliates	20	—
Change in postemployment benefits, including pensions	7	14
Change in deferred taxes	(27)	(3)
Gain on sale of property, plant and equipment	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	(83)	(66)
Inventories	(36)	(22)
Accounts payable	56	(107)
Other assets and liabilities	48	57
Net Cash Provided From (Used By) Operating Activities	80	(160)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(46)	(45)
Net proceeds from the sale of property, plant and equipment	2	—
Net Cash Used By Investing Activities	(44)	(45)

Cash Provided From (Used By) Financing Activities
Principal payments on term loans	(7)	(7)
Decrease in other long-term debt	(1)	(1)
Increase in short-term debt	1	2
Net payments from factoring arrangements	(14)	(9)
Net Cash Used By Financing Activities	(21)	(15)

Effect of Venezuelan currency devaluation on cash	(16)	—
Effect of foreign currency exchange rate fluctuations on cash	(5)	(4)
Effect of foreign currency fluctuations on cash	(21)	(4)

Decrease in cash and equivalents	(6)	(224)

Cash and equivalents at beginning of period	1,034	888

Cash and equivalents at end of period	$1,028	$664

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010

1.	BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

Principles of Consolidation: The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy. All intercompany transactions and balances have been eliminated.

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

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $225 million and $217 million as of March 31, 2010 and December 31, 2009, respectively. Of those gross amounts, $195 million and $190 million, respectively, were factored without recourse and treated as sales. The remaining $30 million and $27 million, respectively, were factored with recourse, pledged as collateral, accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of March 31, 2010 and December 31, 2009, the Company had outstanding factored amounts of $3 million and $4 million, respectively, for which cash had not yet been drawn. For each of the three months ended March 31, 2010 and 2009, expenses associated with receivables factored of $1 million were recorded in the consolidated statements of operations within “Other (expense) income, net.” The Company receives a fee to service and monitor these factored receivables. The fees associated with the servicing of factored receivables are sufficient to offset the cost and as such, a servicing asset or liability is not incurred as a result of these factoring arrangements.

Equity and Comprehensive Loss:  The following table presents a rollforward of the changes in equity for the three months ended March 31, 2010, including changes in the components of comprehensive loss (also contained in Note 14). In accordance with FASB ASC Topic 810, Consolidation, amounts attributable to the Company’s shareholders and to the noncontrolling interests are as follows:

	Total	Federal-Mogul Shareholders’ Equity	Non- Controlling Interests
	(Millions of Dollars)

Equity balance as of December 31, 2009	$1,099	$1,023	$76
Comprehensive loss:
Net income	17	15	2
Foreign currency translation adjustments and other	(34)	(33)	(1)
Hedge instruments, net of tax	(10)	(10)	—
Postemployment benefits, net of tax	7	7	—
	(20)	(21)	1
Stock-based compensation (see Note 16)	27	27	—
Equity balance as of March 31, 2010	$1,106	$1,029	$77

Adoption of New Accounting Pronouncements:  In June 2009, the FASB issued accounting guidance on accounting for transfers of financial assets. This guidance amends previous guidance by including: the elimination of the qualifying special-purpose entity (“QSPE”) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the guidance requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. The adoption of this new guidance effective January 1, 2010 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued accounting guidance on the consolidation of variable interest entities (“VIE”). This new guidance revises previous guidance by eliminating the exemption for qualifying special purposes entities, by establishing a new approach for determining who should consolidate a VIE. The adoption of this new guidance effective January 1, 2010 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded liabilities of $1 million and $5 million were reversed for the three months ended March 31, 2010 and 2009, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

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

During the three months ended March 31, 2010, the Company recorded $1 million in net restructuring expenses, all of which were facility closure costs. During the three months ended March 31, 2009, the Company recorded $38 million in net restructuring expenses, all of which were employee costs. The facility closure costs were paid within the quarter of incurrence and there were no reversals. The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the three months ended March 31, 2010 by reporting segment. “PTE,” “PTSB,” “VSP,” and “GA” represent the Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket reporting segments, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2009	$19	$24	$5	$4	$3	$55
Provisions	—	1	—	1	—	2
Reversals	(1)	—	—	—	—	(1)
Payments	(3)	(5)	(3)	(1)	—	(12)
Foreign currency	(1)	(1)	—	—	—	(2)
Balance at March 31, 2010	$14	$19	$2	$4	$3	$42

Activities under Global “Restructuring 2009” Program

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. It was anticipated that this plan would reduce the Company’s global workforce by approximately 8,600 positions when compared with the workforce as of September 30, 2008. The Company expects to incur additional restructuring expenses up to $5 million through 2010, of which $2 million are expected to be employee costs and $3 million are expected to be facility closure costs. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

The following table provides a summary of the Company’s Restructuring 2009 liabilities and related activity as of and for the three months ended March 31, 2010 by reporting segment:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2009	$19	$23	$5	$4	$1	$52
Provisions	—	1	—	—	—	1
Reversals	(1)	—	—	—	—	(1)
Payments	(3)	(5)	(3)	(1)	—	(12)
Foreign currency	(1)	(1)	—	—	—	(2)
Balance at March 31, 2010	$14	$18	$2	$3	$1	$38

Net charges related to Restructuring 2009 are as follows:

	Total Expected Costs	Incurred During 2008	Incurred During 2009	First Quarter 2010	Estimated Additional Charges
	(Millions of Dollars)

Powertrain Energy	$50	$39	$11	$(1)	$1
Powertrain Sealing and Bearings	60	46	10	1	3
Vehicle Safety and Protection	35	31	3	—	1
Global Aftermarket	12	7	5	—	—
Corporate	6	4	2	—	—
	$163	$127	$31	$—	$5

3.	OTHER (EXPENSE) INCOME, NET

The specific components of “Other (expense) income, net” are as follows:

	Three Months Ended
	March 31
	2010	2009
	(Millions of Dollars)

Foreign currency exchange	$(24)	$—
Environmental claims settlements	—	12
Adjustment of assets to fair value	(4)	1
Unrealized loss on hedge instruments	—	(2)
Other	7	3
	$(21)	$14

The Company has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which has been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, the Company deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.

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

On January 8, 2010, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to repatriate U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. During the three months ended March 31, 2010, the Company recorded $20 million in foreign currency exchange expense due to this change in the exchange rate. Based upon recent 2010 repatriations of cash, the Company believes that all amounts currently submitted to the Venezuelan government for repatriation will be paid out at the “strategic” rate, with the remaining monetary assets being converted at the official rate of 4.3.

The Company recorded $4 million in impairment charges during the three months ended March 31, 2010 related to the identification of equipment at a Vehicle Safety and Protection facility where the Company’s assessment of future undiscounted cash flows, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. The Company determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements. The carrying value of the assets exceeded the resulting fair value by $4 million and an impairment charge was recorded for that amount.

The Company was a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. During the first quarter of 2009, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $12 million.

4.	FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of March 31, 2010 and December 31, 2009, unrealized net losses of $62 million and $50 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of March 31, 2010, losses of $35 million are expected to be reclassified from “Accumulated other comprehensive loss” to consolidated statement of operations within the next 12 months.

These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s Debt Facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates.

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

The Company had commodity price hedge contracts outstanding with combined notional values of $38 million and $28 million at March 31, 2010 and December 31, 2009, respectively, of which substantially all mature within one year. Of these outstanding contracts, $38 million and $26 million in combined notional values at March 31, 2010 and December 31, 2009, respectively, were designated as hedging instruments for accounting purposes. Unrealized net gains of $7 million and $5 million were recorded in “Accumulated other comprehensive loss” as of March 31, 2010 and December, 31, 2009, respectively.

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

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The Company had notional values of $20 million and $10 million of foreign currency hedge contracts outstanding at March 31, 2010 and December 31, 2009, respectively, of which all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Immaterial unrealized net gains and losses were recorded in “Accumulated other comprehensive loss” as of March 31, 2010 and December 31, 2009, respectively.

Other

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Other (expense) income, net.” Derivative gains and losses included in “Accumulated other comprehensive loss” for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Other (expense) income, net” for outstanding hedges and “Cost of products sold” upon hedge maturity. The Company’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of the Company’s sales during the quarter ended March 31, 2010. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31 2010	December 31 2009	Balance Sheet Location	March 31 2010	December 31 2009
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(35)	$(34)
				Other noncurrent liabilities	(27)	(16)
Commodity contracts	Other current assets	8	6	Other current assets	(1)	(1)
		$8	$6		$(63)	$(51)

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$—	$1

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended March 31, 2010 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Interest rate swap contracts	$(21)	Interest expense, net	$(9)
Commodity contracts	3	Cost of products sold	1
	$(18)		$(8)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Commodity contracts	Cost of products sold	$1

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended March 31, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$(8)	Interest expense, net	$(9)		$—
Commodity contracts	6	Cost of products sold	(8)	Other income, net	1
Foreign currency contracts	1	Cost of products sold	1		—
	$(1)		$(16)		$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
Commodity contracts	Cost of products sold	$(2)
Commodity contracts	Other income, net	(3)
		$(5)

5.	FAIR VALUE MEASUREMENTS

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

Level 1:	Observable inputs such as quoted prices in active markets;

Level 2:	Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

Level3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at March 31, 2010 and December 31, 2009 are set forth in the table below:

	Asset /		Valuation
	(Liability)	Level 2	Technique
	(Millions of Dollars)
March 31, 2010:
Interest rate swap contracts	$(62)	$(62)	C
Commodity contracts	7	7	C

December 31, 2009:
Interest rate swap contracts	(50)	(50)	C
Commodity contracts	6	6	C

The Company calculates the fair value of its interest rate swap contracts, commodity contracts and foreign currency contracts using quoted interest rate curves, quoted commodity forward rates and quoted currency forward rates, respectively, to calculate forward values, and then discounts the forward values.

The discount rates for all derivative contracts are based on quoted swap interest rates or bank deposit rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread that market participants would apply if buying these contracts from the Company’s counterparties.

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets (see Note 3), investments in non-consolidated affiliates (see Note 8) and conditional asset retirement obligations (see Note 13). The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on the Company’s assumptions as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at March 31, 2010 and December 31, 2009. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consisted of the following:

	March 31	December 31
	2010	2009
	(Millions of Dollars)

Raw materials	$159	$151
Work-in-process	129	118
Finished products	634	630
	922	899
Inventory valuation allowance	(80)	(76)
	$842	$823

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2010 and December 31, 2009, goodwill and other intangible assets consist of the following:

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets:
Customer relationships	$525	$(113)	$412	$525	$(104)	$421
Developed technology	115	(24)	91	115	(21)	94
	$640	$(137)	$503	$640	$(125)	$515

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill			$1,073			$1,073
Trademarks and brand names			354			354
			$1,427			$1,427

During each of the three months ended March 31, 2010 and 2009, the Company recorded amortization expense of $12 million associated with definite-lived intangible assets. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

8.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $216 million and $238 million at March 31, 2010 and December 31, 2009, respectively, and are included in the consolidated balance sheets as “Other noncurrent assets.”

Equity earnings of non-consolidated affiliates were $7 million and less than one million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, these entities generated sales of approximately $147 million, net income of approximately $17 million and at March 31, 2010 had total net assets of approximately $454 million. Dividends received from non-consolidated affiliates by the Company for the three months ended March 31, 2010 were $20 million. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $58 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

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

9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	March 31	December 31
	2010	2009
	(Millions of Dollars)

Accrued compensation	$176	$153
Accrued rebates	83	100
Restructuring liabilities	42	55
Non-income taxes payable	41	37
Accrued income taxes	24	23
Accrued product returns	20	22
Accrued professional services	13	11
Accrued warranty	8	7
Accrued Chapter 11 and U.K. Administration expenses	1	2
	$408	$410

10.	DEBT

On December 27, 2007, the Company entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $4 million.

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans under the Debt Facilities. Through these swap agreements, the Company has fixed its combined interest and premium rate at an average of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment.

The Debt Facilities were initially negotiated and agreement was reached on the majority of significant terms in early 2007. Between the time the terms were agreed in early 2007 and December 27, 2007, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Debt Facilities. This estimated fair value was recorded within the fresh-start reporting, and is being amortized as interest expense over the terms of each of the underlying components of the Debt Facilities. During each of the three month periods ended March 31, 2010 and 2009, the Company recognized $6 million in interest expense associated with the amortization of this fair value adjustment.

Debt consisted of the following:

	March 31	December 31
	2010	2009
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,916	1,921
Tranche C term loan	978	980
Debt discount	(113)	(119)
Other debt, primarily foreign instruments	74	75
	2,855	2,857
Less: short-term debt, including current maturities of long-term debt	(97)	(97)
Total long-term debt	$2,758	$2,760

The obligations of the Company under the Debt Facilities are guaranteed by substantially all of the domestic subsidiaries and certain foreign subsidiaries of the Company, and are secured by substantially all personal property and certain real property of the Company and such guarantors, subject to certain limitations. The liens granted to secure these obligations and certain cash management and hedging obligations have first priority.

The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock.

The total commitment and amounts outstanding on the revolving credit facility are as follows:

	March 31	December 31
	2010	2009
	(Millions of Dollars)

Current Contractual Commitment	$540	$540

Outstanding:
Revolving credit facility	$—	$—
Letters of credit	—	—
Total outstanding	$—	$—

Borrowing Base on Revolving Credit Facility:
Current borrowings	$—	$—
Letters of credit	—	—
Available to borrow	493	470
Total borrowing base	$493	$470

The Company had $50 million of letters of credit outstanding at March 31, 2010 and December 31, 2009, all pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

As of March 31, 2010 and December 31, 2009, the estimated fair values of the Company’s Debt Facilities were $2,683 and $2,444 million, respectively. The estimated fair values were $98 million lower at March 31, 2010 and $338 million lower at December 31, 2009 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of March 31, 2010 and December 31, 2009. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

11.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits
	United States Plans		Non-U.S. Plans		Other Benefits
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)
Service cost	$6	$6	$2	$2	$—	$—
Interest cost	15	16	4	4	7	8
Expected return on plan assets	(12)	(11)	(1)	(1)	—	—
Amortization of actuarial loss	6	8	—	—	—	—
Net periodic benefit cost	$15	$19	$5	$5	$7	$8

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. These bills contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods, however, the extent of that impact, if any, cannot be determined until regulations are promulgated under these bills and additional interpretations of these bills become available. The Company will continue to assess the accounting implications of these bills.  See Note 12, Income Taxes, below for further discussion on the impact of these bills.

12.	INCOME TAXES

For the three months ended March 31, 2010, the Company recorded an income tax benefit of $7 million on income before income taxes of $10 million. This compares to income tax expense of $4 million on a loss before income taxes of $97 million in the same period of 2009. The income tax benefit for the three months ended March 31, 2010 differs from statutory rates due primarily to non-recognition of income tax benefits on certain operating losses and the reversal of a valuation allowance against net deferred tax assets of a Belgium subsidiary.

The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $300 million in the next 12 months due to audit settlements or statute expirations, of which approximately $30 million, if recognized, could impact the effective tax rate.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. These bills will reduce the tax deduction available to the Company to the extent of receipt of the Medicare Part D subsidy. Although this legislation does not take effect until 2012, the Company is required to recognize the impact in the financial statements in the period in which it is signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, this legislation will not impact the Company’s 2010 effective tax rate.

13.	COMMITMENTS AND CONTINGENCIES

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

Total environmental liabilities, determined on an undiscounted basis, were $21 million and $22 million at March 31, 2010 and December 31, 2009, respectively, and are included in the consolidated balance sheets as follows:

	March 31	December 31
	2010	2009
	(Millions of Dollars)

Other current liabilities	$6	$7
Other accrued liabilities (noncurrent)	15	15
	$21	$22

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2010, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $43 million.

Conditional Asset Retirement Obligations

The Company records conditional asset retirement obligations (“CARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary CARO activities relate to the removal of hazardous building materials at its facilities. The Company records a CARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. CARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $29 million and $30 million as of March 31, 2010 and December 31, 2009, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO.

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

Liabilities for CARO are included in the consolidated balance sheets as follows:

	March 31	December 31
	2010	2009
	(Millions of Dollars)

Other current liabilities	$13	$14
Other accrued liabilities (noncurrent)	16	16
	$29	$30

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

14.	COMPREHENSIVE LOSS

The Company’s comprehensive loss consists of the following:

	Three Months Ended
	March 31
	2010	2009
	(Millions of Dollars)

Net income (loss) attributable to Federal-Mogul	$15	$(101)

Foreign currency translation adjustments and other	(33)	(98)

Hedge instruments	(10)	16
Income taxes	—	(6)
Hedge instruments, net of tax	(10)	10

Postemployment benefits	7	7
Income taxes	—	—
Postemployment benefits, net of tax	7	7

	$(21)	$(182)

15.	WARRANTS

On December 27, 2007, the Company issued 6,951,871 warrants to purchase common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of March 31, 2010.

16.	STOCK-BASED COMPENSATION

CEO Stock-Based Compensation Agreement

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

On the Effective Date and in accordance with the Plan, the Company granted to Mr. Alapont stock options to purchase four million shares of Successor Company Common Stock at an exercise price of $19.50 (the “Granted Options”). Pursuant to the Stock Option Agreement dated as of December 27, 2007 between the Company and Mr. Alapont (the “Initial CEO Stock Option Agreement”), the Granted Options did not have an exchange feature. In lieu of “options with exchange” under the Employment Agreement Options, the Successor Company entered into a deferred compensation agreement with Mr. Alapont intended to be the economic equivalent of the options with exchange. Under the terms of this deferred compensation agreement, Mr. Alapont is entitled to certain distributions of Common Stock, or, at the election of Mr. Alapont, certain distributions of cash upon certain events as set forth in the Deferred Compensation Agreement dated as of December 27, 2007 between the Company and Mr. Alapont (the “Deferred Compensation Agreement”). The amount of the distributions is equal to the fair value of 500,000 shares of Common Stock, subject to certain adjustments and offsets, determined on March 23, 2010.

On February 14, 2008, the Company entered into Amendment No. 1 to the Initial CEO Stock Option Agreement, dated as of February 14, 2008 (the “Amendment”). Pursuant to the Amendment, the exercise price for the granted options was increased to $29.75 per share. On February 15, 2008, the Initial CEO Stock Option Agreement as amended was cancelled by mutual written agreement of the Company and Mr. Alapont. On February 15, 2008, the Company entered into a new Stock Option Agreement with Mr. Alapont dated as of February 15, 2008 (the “New CEO Stock Option Agreement”). The New CEO Stock Option Agreement grants Mr. Alapont a non-transferable, non-qualified option (the “CEO Option”) to purchase up to 4,000,000 shares of the Company’s Common Stock subject to the terms and conditions described below. The exercise price for the CEO Option is $19.50 per share, which is at least equal to the fair market value of a share of the Company’s Common Stock on the date of grant of the CEO Option. In no event may the CEO Option be exercised, in whole or in part, after December 27, 2014. The CEO Option became fully vested on March 23, 2010. These transactions were undertaken to comply with Internal Revenue Code Section 409A in connection with the implementation of Mr. Alapont’s employment agreement. The grant of the CEO Option was approved by the Company’s shareholders effective July 28, 2008.

On March 23, 2010, the Company entered into the Second Amended and Restated Employment Agreement, which extended Mr. Alapont’s employment with the Company for three years. Also on March 23, 2010, the Company amended and restated the CEO Option (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from an option exercise to the Company for cash. The Restated Stock Option Agreement provides for pay out of any exercise of the CEO Option in stock or, at the election of the Company, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature, however the accounting impact associated with this modification is that the options are now considered an equity award as of March 23, 2010.

The Company revalued the options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from “Other accrued liabilities” to “Additional paid-in capital” due to their equity award status. As these options are fully vested, no further expense related to the options will be recognized. The Company revalued the Deferred Compensation Agreement, which was also amended and restated on March 23, 2010, at March 31, 2010, resulting in a revised fair value of $7 million. Since this agreement provides for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of March 31, 2010 and through its eventual payout. During the three months ended March 31, 2010 and 2009, the Company recognized $6 million and $3 million, respectively, in expense associated with the CEO Option and Deferred Compensation Agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	March 23, 2010		March 31, 2010
		Options Connected
	Plain Vanilla	To Deferred	Deferred
	Options	Compensation	Compensation

Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	58%	58%	59%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.18%	1.18%	1.25%
Expected option life (in years)	2.38	2.38	2.38

Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of auto industry comparator companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as the Company has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected option lives are equal to one-half of the time to the end of the option term.

Stock Appreciation Rights

On February 22, 2010, the Company granted, subject to stockholder approval, approximately 437,000 stock appreciation rights (“SARs”) to certain employees. The SARs vest over periods up to three years and have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company valued the SARs at March 31, 2010, resulting in a fair value of $4 million. SARs expense for the three months ended March 31, 2010 was immaterial. The SARs fair value was estimated using the Black-Scholes valuation model with the following assumptions:

Exercise price	$17.16
Expected volatility	59%
Expected dividend yield	0%
Risk-free rate over the estimated expected option life	1.89%
Expected life (in years)	3.41

Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of auto industry comparator companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as the Company has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected life is the average of the time until the award is fully vested and the end of the term.

17.	INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended
	March 31
	2010	2009
	(Millions of Dollars, Except Per Share Amounts)

Net income (loss) attributable to Federal-Mogul shareholders	$15	$(101)

Weighted average shares outstanding, basic (in millions)	98.9	98.9

Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.5	0.4

Weighted average shares outstanding, including dilutive shares (in millions)	99.4	99.3

Net income (loss) per share attributable to Federal-Mogul:
Basic	$0.15	$(1.02)
Diluted	$0.15	$(1.02)

The Company had a loss for the three months ended March 31, 2009. As a result, diluted loss per common share is the same as basic loss per common share as any potentially dilutive securities would reduce the loss per common share.

Options and warrants to purchase 4,000,000 and 6,951,871 common shares, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common shares during the three months ended March 31, 2010 and 2009, respectively.

The 500,000 common shares issued in connection with the Deferred Compensation Agreement described in Note 16 are excluded from the basic earnings per share calculation as required by FASB ASC Topic 710, Compensation.

18.	OPERATIONS BY REPORTING SEGMENT

The Company's integrated operations are organized into five reporting segments generally corresponding to major product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Global Aftermarket and Corporate.

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

The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA most closely approximates the cash flow associated with the operational earnings of the Company and uses Operational EBITDA to measure the performance of its operations. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses and expense associated with U.S. based funded pension plans.

Net sales, cost of products sold and gross margin information by reporting segment are as follows:

	Three Months Ended March 31
	Net Sales		Cost of Products Sold		Gross Margin
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)

Powertrain Energy	$435	$309	$377	$294	$58	$15
Powertrain Sealing and Bearings	270	184	244	190	26	(6)
Vehicle Safety and Protection	231	162	170	127	61	35
Global Aftermarket	553	583	449	469	104	114
Corporate	—	—	(5)	—	5	—
	$1,489	$1,238	$1,235	$1,080	$254	$158

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to net income (loss) are as follows:

	Three Months Ended
	March 31
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$69	$21
Powertrain Sealing and Bearings	24	(4)
Vehicle Safety and Protection	57	33
Global Aftermarket	65	72
Corporate	(77)	(52)
Total Operational EBITDA	138	70

Interest expense, net	(33)	(34)
Depreciation and amortization	(81)	(77)
Restructuring expenses, net	(1)	(38)
Expense associated with U.S. based funded pension plans	(13)	(17)
Adjustment of assets to fair value	(4)	1
Income tax benefit (expense)	7	(4)
Other	4	(2)
Net income (loss)	$17	$(101)

Total assets by reporting segment are as follows:

	March 31	December 31
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$1,713	$1,696
Powertrain Sealing and Bearings	835	830
Vehicle Safety and Protection	1,619	1,626
Global Aftermarket	1,930	1,970
Corporate	1,034	1,005
	$7,131	$7,127

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “seek” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. The Company also, from time to time, may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Reform Act.

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

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) filed on February 23, 2010, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report.

Overview

Federal-Mogul Corporation is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail, and off-road vehicles, as well as the worldwide aftermarket. During the three months ended March 31, 2010, the Company derived 63% of its sales from the OEM market and 37% from the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the three months ended March 31, 2010, the Company derived 38% of its sales in the United States and 62% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to require periodic cost reductions that require the Company to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy for sustainable global profitable growth.

For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report.

Results of Operations

Consolidated Results

Net sales by reporting segment were:

	Three Months Ended March 31
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$435	$309
Powertrain Sealing and Bearings	270	184
Vehicle Safety and Protection	231	162
Global Aftermarket	553	583
	$1,489	$1,238

The percentage of net sales by group and region for the three months ended March 31, 2010 and 2009 are listed below. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2010
United States and Canada	21%	34%	28%	65%	41%
Europe	61%	52%	51%	21%	43%
Rest of World	18%	14%	21%	14%	16%

2009
United States and Canada	22%	34%	31%	67%	46%
Europe	63%	54%	56%	18%	40%
Rest of World	15%	12%	13%	15%	14%

Cost of products sold by reporting segment were:

	Three Months Ended March 31
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$377	$294
Powertrain Sealing and Bearings	244	190
Vehicle Safety and Protection	170	127
Global Aftermarket	449	469
Corporate	(5)	—
	$1,235	$1,080

Gross margin by reporting segment was:

	Three Months Ended March 31
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$58	$15
Powertrain Sealing and Bearings	26	(6)
Vehicle Safety and Protection	61	35
Global Aftermarket	104	114
Corporate	5	—
	$254	$158

Net sales increased by $251 million to $1,489 million for the first quarter of 2010 from $1,238 million in the same period of 2009. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $51 million.

In general, light and commercial vehicle OE production increased in all regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $259 million. Aftermarket sales fell by $50 million, $22 million of which is due to reduced sales in Venezuela as a direct consequence of currency restrictions. The remainder of the reduction reflects the impact of declines in consumer confidence impacting the demand for high quality replacement parts. Net customer price decreases were $9 million.

Cost of products sold increased by $155 million to $1,235 million for the first quarter of 2010 compared to $1,080 million in the same period of 2009. The impact of the relative weakness of the U.S. dollar increased cost of products sold by $59 million. Manufacturing, labor and variable overhead costs increased by $153 million as a direct consequence of the higher production volumes. Productivity and operational efficiency exceeded labor and benefits inflation by $26 million and material sourcing savings were $32 million.

Gross margin increased by $96 million to $254 million, or 17.1% of sales, for the first quarter of 2010 compared to $158 million, or 12.8% of sales, in the same period of 2009. Net customer price decreases of $9 million and currency movements of $8 million were more than offset by sales volume increases, which increased gross margin by $57 million, favorable productivity in excess of labor and benefits inflation of $26 million and material sourcing savings of $32 million.

Reporting Segment Results – Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the three months ended March 31, 2010 compared with the three months ended March 31, 2009 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses and expense associated with U.S. based funded pension plans. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended March 31, 2009	$309	$184	$162	$583	$—	$1,238
Sales volumes	115	80	64	(50)	—	209
Customer pricing	(5)	(1)	(3)	—	—	(9)
Foreign currency	16	7	8	20	—	51
Three months ended March 31, 2010	$435	$270	$231	$553	$—	$1,489

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Cost of Products Sold
Three months ended March 31, 2009	$294	$190	$127	$469	$—	$1,080
Sales volumes / mix	75	57	49	(28)	—	153
Productivity, net of inflation	(14)	(5)	(4)	1	(4)	(26)
Materials and services sourcing	(2)	(9)	(11)	(9)	(1)	(32)
Depreciation	—	1	—	—	—	1
Foreign currency	24	10	9	16	—	59
Three months ended March 31, 2010	$377	$244	$170	$449	$(5)	$1,235

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended March 31, 2009	$15	$(6)	$35	$114	$—	$158
Sales volumes / mix	40	23	15	(22)	—	56
Customer pricing	(5)	(1)	(3)	—	—	(9)
Productivity, net of inflation	14	5	4	(1)	4	26
Materials and services sourcing	2	9	11	9	1	32
Depreciation	—	(1)	—	—	—	(1)
Foreign currency	(8)	(3)	(1)	4	—	(8)
Three months ended March 31, 2010	$58	$26	$61	$104	$5	$254

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Operational EBITDA
Three months ended March 31, 2009	$21	$(4)	$33	$72	$(52)	$70
Sales volumes / mix	40	23	15	(22)	—	56
Customer pricing	(5)	(1)	(3)	—	—	(9)
Productivity – Cost of products sold	14	5	4	(1)	4	26
Productivity – SG&A	(2)	—	(1)	3	2	2
Productivity – Other	—	(1)	—	—	—	(1)
Sourcing – Cost of products sold	2	9	11	9	1	32
Sourcing – SG&A	—	—	—	—	1	1
Sourcing – Other	—	(1)	—	—	2	1
Equity earnings of non-consolidated affiliates	6	—	(1)	1	—	6
Stock-based compensation expense	—	—	—	—	(3)	(3)
Foreign currency	(9)	(2)	(2)	3	(22)	(32)
Other	2	(4)	1	—	(10)	(11)
Three months ended March 31, 2010	$69	$24	$57	$65	$(77)	$138
Interest expense, net						(33)
Depreciation and amortization						(81)
Restructuring expense, net						(1)
Expense associated with U.S. based funded pension plans						(13)
Adjustments of assets to fair value						(4)
Income tax benefit						7
Other						4
Net income						$17

Powertrain Energy

Sales increased by $126 million, or 41%, to $435 million for the first quarter of 2010 from $309 million in the same period of 2009. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements increased reported sales by $16 million. Sales volumes increased by $115 million due to OE production volume increases and market share gains in all regions. Continued customer pricing pressure reduced sales by $5 million.

Cost of products sold increased by $83 million to $377 million for the first quarter of 2010 compared to $294 million in the same period of 2009. This was primarily due to a $75 million increase directly associated with increased sales volume and $24 million of currency movements. This increase was partly offset by productivity in excess of labor and benefits inflation of $14 million.

Gross margin increased by $43 million to $58 million, or 13.3% of sales, for the first quarter of 2010 compared to $15 million, or 4.9% of sales, for the first quarter of 2009. The favorable impact of increased sales volumes contributed to a $40 million increase in gross margin. Other factors contributing to the improved margin were $14 million of productivity in excess of labor and benefits inflation, partially offset by $8 million in currency movements and $5 million in customer price decreases.

Operational EBITDA increased by $48 million to $69 million for the first quarter of 2010 from $21 million in the same period of 2009. The impact of increased sales volumes of $40 million, productivity improvements of $12 million and improved equity earnings of non-consolidated affiliates of $6 million were partially offset by currency movements of $9 million and customer price decreases of $5 million.

Powertrain Sealing and Bearings

Sales increased by $86 million, or 47%, to $270 million for the first quarter of 2010 from $184 million in the same period of 2009. Approximately 70% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements increased reported sales by $7 million. Sales volumes increased by $80 million due to OE production volume increases and market share gains in all regions.

Cost of products sold increased by $54 million to $244 million for the first quarter of 2010 compared to $190 million in the same period of 2009. This was primarily due to a $57 million increase directly associated with the increased sales and $10 million of currency movements, partially offset by favorable materials and services sourcing of $9 million and productivity improvements of $5 million.

Gross margin increased by $32 million to $26 million, or 9.6% of sales, for the first quarter of 2010 compared to $(6) million, or (3.3)% of sales, for the first quarter of 2009. The increase was due to improved sales volumes, which increased gross margin by $23 million, materials and services sourcing improvements of $9 million and productivity, net of labor and benefits inflation, of $5 million, partially offset by currency movements of $3 million, customer price decreases of $1 million and increased depreciation of $1 million.

Operational EBITDA increased by $28 million to $24 million for the first quarter of 2010 from $(4) million in the same period of 2009. This was primarily due to the favorable impact of sales volumes increases of $23 million and favorable materials and services sourcing of $9 million, partially offset by other decreases of $4 million.

Vehicle Safety and Protection

Sales increased by $69 million, or 43%, to $231 million for the first quarter of 2010 from $162 million in the same period of 2009. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements increased reported sales by $8 million. Sales volumes rose by $64 million due to increased OE production and market share gains in all regions.

Cost of products sold increased by $43 million to $170 million for the first quarter of 2010 compared to $127 million in the same period of 2009. This was primarily due to a $49 million increase directly associated with the increased sales volume and $9 million of currency movements. This increase was partly offset by favorable materials and services sourcing of $11 million and productivity improvements of $4 million.

Gross margin increased by $26 million to $61 million, or 26.4% of sales, for the first quarter of 2010 compared to $35 million, or 21.6% of sales, for the first quarter of 2009. This increase was due to improved sales volume, which increased gross margin by $15 million, and favorable materials and services sourcing of $11 million.

Operational EBITDA increased by $24 million to $57 million for the first quarter of 2010 from $33 million in the same period of 2009. The increase was primarily due to the impact of increased sales volumes of $15 million and favorable material and services sourcing of $11 million.

Global Aftermarket

Sales decreased by $30 million, or 5%, to $553 million for the first quarter of 2010, from $583 million in the same period of 2009. This change was primarily due to decreased sales volumes of $50 million, partially offset by currency movements of $20 million. Of the $50 million volume drop, $22 million is due to the cessation of sales in Venezuela as a result of the currency restrictions. The remainder of the sales decline is primarily in North America and reflects the impact of declines in consumer confidence impacting the demand for high quality replacement parts.

Cost of products sold decreased by $20 million to $449 million for the first quarter of 2010 compared to $469 million in the same period of 2009. This was primarily due to a $28 million decrease directly associated with the decline in sales volume and favorable materials and services sourcing of $9 million, partially offset by currency movements of $16 million.

Gross margin decreased by $10 million to $104 million, or 18.8% of sales, for the first quarter of 2010 compared to $114 million, or 19.6% of sales, in the same period of 2009. This decrease was due to lower sales volumes, which decreased gross margin by $22 million, partially offset by favorable materials and services sourcing of $9 million and currency movements of $4 million.

Operational EBITDA decreased by $7 million to $65 million for the first quarter of 2010 from $72 million in the same period of 2009. This decrease was due to the unfavorable impact of lower sales volumes of $22 million, partially offset by favorable materials and services sourcing of $9 million, currency movements of $3 million and improved productivity of $2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $184 million, or 12.4% of net sales, for the first quarter of 2010 as compared to $184 million, or 14.9% of net sales, for the same quarter of 2009. Reduced pension expenses of $4 million and overhead efficiency of $2 million were offset by unfavorable currency movements of $6 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $39 million for the first quarter of 2010 compared with $35 million for the same period in 2009. As a percentage of OE sales, R&D was 4.2% and 5.4% for the quarters ended March 31, 2010 and 2009, respectively.

Other (Expense) Income, Net

Other (expense) income, net was $(21) million in the first quarter of 2010 compared to $14 million for the first quarter of 2009.

The Company has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which has been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, the Company deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.

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

On January 8, 2010, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to buy U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. During the three months ended March 31, 2010, the Company recorded $20 million in foreign currency exchange expense due to this change in the exchange rate. Based upon recent 2010 cash repatriations of cash, the Company believes that all amounts currently submitted to the Venezuelan government for repatriation will be paid out at the “strategic” rate, with the remaining monetary assets being converted at the official rate of 4.3.

The Company recorded $4 million in impairment charges during the three months ended March 31, 2010 related to the identification of equipment at a Vehicle Safety and Protection facility where the Company’s assessment of future undiscounted cash flows, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. The Company determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements. The carrying value of the assets exceeded the resulting fair value by $4 million and an impairment charge was recorded for that amount.

The Company was a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. During the first quarter of 2009, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $12 million.

Interest Expense, Net

Net interest expense was $33 million in the first quarter of 2010 compared to $34 million for the first quarter of 2009.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended March 31, 2010:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of dollars)

Balance at December 31, 2009	$19	$24	$5	$4	$3	$55
Provisions	—	1	—	1	—	2
Reversals	(1)	—	—	—	—	(1)
Payments	(3)	(5)	(3)	(1)	—	(12)
Foreign currency	(1)	(1)	—	—	—	(2)
Balance at March 31, 2010	$14	$19	$2	$4	$3	$42

Income Tax Expense

For the three months ended March 31, 2010, the Company recorded an income tax benefit of $7 million on income before income taxes of $10 million. This compares to income tax expense of $4 million on a loss before income taxes of $97 million in the same period of 2009. The income tax benefit for the three months ended March 31, 2010 differs from statutory rates due primarily to non-recognition of income tax benefits on certain operating losses and the reversal of a valuation allowance against net deferred tax assets of a Belgium subsidiary.

The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relates to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $300 million in the next 12 months due to audit settlements or statute expirations, of which approximately $30 million, if recognized, could impact the effective tax rate.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. These bills will reduce the tax deduction available to the Company to the extent of receipt of the Medicare Part D subsidy. Although this legislation does not take effect until 2012, the Company is required to recognize the impact in the financial statements in the period in which it is signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, this legislation will not impact the Company’s 2010 effective tax rate.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 13 of the consolidated financial statements, “Commitments and Contingencies.”

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $80 million for the first quarter of 2010 compared to cash used by operating activities of $160 million for the comparable period of 2009. The difference in year-over-year performance is largely attributable to increased earnings and movements in working capital, particularly the relative timing of payments to suppliers. Furthermore, although sales volumes have risen significantly, improvements in cash collections have resulted in a far lower increase in accounts receivable than would otherwise have occurred.

Cash flow used by investing activities was $44 million for the first quarter of 2010 compared to cash used by investing activities of $45 million for the comparable period of 2009, reflecting a stable capital investment pattern as existing capacity is being utilized to support growth.

Cash flow used by financing activities was $21 million for the first three months of 2010, compared to cash used by financing activities of $15 million for the comparable period of 2009.

The January 8, 2010 bolivar devaluation by the Venezuelan government resulted in the Company’s recognition of $20 million in foreign currency exchange expense, $16 million of which reflects the impact on the cash balance.

Financing Activities

On December 27, 2007, the Company entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at the ABR plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $4 million.

Other Liquidity and Capital Resource Items

The Company maintains investments in 14 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $216 million and $238 million at March 31, 2010 and December 31, 2009, respectively. Dividends received from non-consolidated affiliates by the Company during the three months ended March 31, 2010 were $20 million.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $58 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

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

The Company’s subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $225 million and $217 million as of March 31, 2010 and December 31, 2009, respectively. Of those gross amounts, $195 million and $190 million, respectively, were factored without recourse and treated as sales. The remaining $30 million and $27 million, respectively, were factored with recourse, pledged as collateral, accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. As of March 31, 2010 and December 31, 2009, the Company had outstanding factored amounts of $3 million and $4 million, respectively, for which cash had not yet been drawn. For each of the three months ended March 31, 2010 and 2009, expenses associated with receivables factored of $1 million were recorded in the consolidated statements of operations within “Other (expense) income, net.” The Company receives a fee to service and monitor these factored receivables. The fees associated with the servicing of factored receivables are sufficient to offset the cost and as such, a servicing asset or liability is not incurred as a result of these factoring arrangements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Refer to Note 4, “Financial Instruments,” of the consolidated financial statements for information with respect to interest rate risk, commodity price risk and foreign currency risk.

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

As of March 31, 2010, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of March 31, 2010, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2010.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 13, that is included in Part I of this report, is incorporated herein by reference.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

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

Dated:  April 28, 2010