Form 10-Q
period 2010-06-30
FEDERAL MOGUL CORP
filed 2010-07-29
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Yes ☒   No ☐

As of July 28, 2010, there were 98,904,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Three and Six Months Ended June 30, 2010

INDEX

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$1,598	$1,304	$3,087	$2,542
Cost of products sold	(1,324)	(1,106)	(2,559)	(2,186)

Gross margin	274	198	528	356

Selling, general and administrative expenses	(165)	(170)	(349)	(355)
Interest expense, net	(32)	(34)	(65)	(68)
Amortization expense	(12)	(12)	(24)	(24)
Equity earnings of non-consolidated affiliates	10	3	17	4
Restructuring expense, net	(5)	(1)	(6)	(40)
Other (expense) income, net	(2)	13	(23)	27

Income (loss) before income taxes	68	(3)	78	(100)
Income tax (expense) benefit	(18)	10	(11)	6

Net income (loss)	50	7	67	(94)
Less net income attributable to noncontrolling interests	(1)	(4)	(4)	(4)

Net income (loss) attributable to Federal-Mogul	$49	$3	$63	$(98)

Income (loss) per common share:
Basic	$0.50	$0.03	$0.64	$(0.99)
Diluted	$0.49	$0.03	$0.63	$(0.99)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Balance Sheets

	(Unaudited) June 30 2010	December 31 2009
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$1,020	$1,034
Accounts receivable, net	1,119	950
Inventories, net	803	823
Prepaid expenses and other current assets	211	221
Total current assets	3,153	3,028

Property, plant and equipment, net	1,685	1,834
Goodwill and indefinite-lived intangible assets	1,452	1,427
Definite-lived intangible assets, net	491	515
Other noncurrent assets	303	323

	$7,084	$7,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$97	$97
Accounts payable	611	537
Accrued liabilities	416	410
Current portion of postemployment benefit liability	59	61
Other current liabilities	152	175
Total current liabilities	1,335	1,280

Long-term debt	2,757	2,760
Postemployment benefits	1,105	1,298
Long-term portion of deferred income taxes	494	498
Other accrued liabilities	203	192

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of June 30, 2010 and December 31, 2009)	1	1
Additional paid-in capital, including warrants	2,150	2,123
Accumulated deficit	(450)	(513)
Accumulated other comprehensive loss	(576)	(571)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	1,108	1,023
Noncontrolling interests	82	76
Total shareholders’ equity	1,190	1,099

	$7,084	$7,127

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2010	2009
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net income (loss)	$67	$(94)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	162	158
Cash received from 524(g) Trust	—	40
Payments to settle non-debt liabilities subject to compromise, net	(16)	(50)
Loss on Venezuelan currency devaluation	20	—
Equity earnings of non-consolidated affiliates	(17)	(4)
Cash dividends received from non-consolidated affiliates	24	—
Change in postemployment benefits, including pensions	(4)	28
Gain on sale of debt investment	—	(8)
Change in deferred taxes	(22)	(4)
Gain on sale of property, plant and equipment	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	(212)	(105)
Inventories	(21)	29
Accounts payable	106	(138)
Other assets and liabilities	92	29
Net Cash Provided From (Used By) Operating Activities	177	(119)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(98)	(88)
Payments to acquire business	(39)	—
Net proceeds from the sale of property, plant and equipment	2	—
Net settlement from sale of debt investment	—	8
Net Cash Used By Investing Activities	(135)	(80)

Cash Provided From (Used By) Financing Activities
Principal payments on term loans	(15)	(15)
Decrease in other long-term debt	(2)	(2)
Increase (decrease) in short-term debt	5	(3)
Net payments from factoring arrangements	(12)	(4)
Net Cash Used By Financing Activities	(24)	(24)

Effect of Venezuelan currency devaluation on cash	(16)	—
Effect of foreign currency exchange rate fluctuations on cash	(16)	22
Effect of foreign currency fluctuations on cash	(32)	22

Decrease in cash and equivalents	(14)	(201)

Cash and equivalents at beginning of period	1,034	888

Cash and equivalents at end of period	$1,020	$687

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010

1.	BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

Acquisition: In June 2010, the Company acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash. The Company has begun the process of allocating the purchase price in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company has preliminarily recorded $25 million of goodwill associated with this acquisition. This acquisition is included in the Powertrain Energy reporting segment.

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $199 million and $217 million as of June 30, 2010 and December 31, 2009, respectively. Of those gross amounts, $168 million and $190 million, respectively, were factored without recourse and treated as sales. The remaining $31 million and $27 million, respectively, were factored with recourse, pledged as collateral, accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of June 30, 2010 and December 31, 2009, the Company had outstanding factored amounts of $1 million and $4 million, respectively, for which cash had not yet been drawn. Proceeds from the factoring of accounts receivable without recourse and treated as sales were $627 million and $501 million for the six months ended June 30, 2010 and 2009, respectively.

For the three and six months ended June 30, 2010 and 2009, expenses associated with receivables factored of $1 million and $2 million, respectively, were recorded in the consolidated statements of operations within “Other (expense) income, net.” The Company receives a fee to service and monitor these factored receivables. The fees associated with the servicing of factored receivables are sufficient to offset the cost and as such, a servicing asset or liability is not incurred as a result of these factoring arrangements.

Equity and Comprehensive Income (Loss): The following table presents a rollforward of the changes in equity for the six months ended June 30, 2010, including changes in the components of comprehensive income (loss) (also contained in Note 14). In accordance with FASB ASC Topic 810, Consolidation, amounts attributable to the Company’s shareholders and to the noncontrolling interests are as follows:

	Total	Federal-Mogul Shareholders’ Equity	Non- Controlling Interests
	(Millions of Dollars)

Equity balance as of December 31, 2009	$1,099	$1,023	$76
Comprehensive income (loss):
Net income	67	63	4
Foreign currency translation adjustments and other	(128)	(123)	(5)
Hedge instruments, net of tax	(26)	(26)	—
Postemployment benefits, net of tax	144	144	—
	57	58	(1)
Stock-based compensation (see Note 16)	27	27	—
Capital investment in subsidiary	7	—	7
Equity balance as of June 30, 2010	$1,190	$1,108	$82

New Accounting Pronouncements: In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This guidance revises previous guidance by including: the elimination of the qualifying special-purpose entity (“QSPE”) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the guidance requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. The adoption of this new guidance effective January 1, 2010 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued ASU No. 2009-17 Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This new guidance revises previous guidance by eliminating the exemption for QSPE’s, and by establishing a new approach for determining who should consolidate a variable interest entity. The adoption of this new guidance effective January 1, 2010 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires additional disclosures regarding fair value measurements, including the amount and reasons for transfers between levels within the fair value hierarchy and more detailed information regarding the inputs and valuation techniques used in determining the fair value of assets and liabilities classified as either Level 2 or Level 3 within the fair value hierarchy. In addition, this ASU clarifies previous guidance related to the level at which fair value disclosures should be disaggregated. The adoption of these components of this new guidance was effective January 1, 2010. This ASU further requires entities to report Level 3 rollforward activity on a gross basis effective January 1, 2011. These additional disclosure requirements, to the extent applicable, have been reflected in Note 5.

In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics. This new guidance had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts. This ASU allows companies to account for the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, which were signed into law on March 23, 2010 and March 30, 2010, respectively, as one event as opposed to two separate events. This new guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded liabilities of $5 million and $29 million were reversed for the six months ended June 30, 2010 and 2009, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

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

During the three and six months ended June 30, 2010, the Company recorded $5 million and $6 million, respectively, in net restructuring expenses. For the three months ended June 30, 2010, the Company recorded $1 million in facility closure costs and $4 million in employee costs. For the six months ended June 30, 2010, the Company recorded $2 million in facility closure costs and $4 million in employee costs.  For the three and six months ended June 30, 2009, the Company recorded $1 million and $40 million, respectively, in net restructuring expenses, all of which were employee costs. The facility closure costs were paid within the quarter of incurrence and there were no reversals. The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the six months ended June 30, 2010 by reporting segment. “PTE,” “PTSB,” “VSP,” and “GA” represent the Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket reporting segments, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2009	$19	$24	$5	$4	$3	$55
Provisions	—	1	—	1	—	2
Reversals	(1)	—	—	—	—	(1)
Payments	(3)	(5)	(3)	(1)	—	(12)
Foreign currency	(1)	(1)	—	—	—	(2)
Balance at March 31, 2010	14	19	2	4	3	42
Provisions	4	2	1	2	—	9
Reversals	(1)	(3)	—	—	—	(4)
Payments	(2)	(5)	—	(1)	—	(8)
Foreign currency	(2)	(2)	—	—	—	(4)
Balance at June 30, 2010	$13	$11	$3	$5	$3	$35

Activities under Global “Restructuring 2009” Program

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. It was anticipated that this plan would reduce the Company’s global workforce by approximately 8,600 positions when compared with the workforce as of September 30, 2008. During both the three and six months ended June 30, 2010, the Company recorded $1 million in net restructuring credits. The Company expects to incur additional restructuring expenses up to $4 million through 2010, of which $1 million are expected to be employee costs and $3 million are expected to be facility closure costs. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

The following table provides a quarterly summary of the Company’s Restructuring 2009 liabilities and related activity as of and for the six months ended June 30, 2010 by reporting segment:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2009	$19	$23	$5	$4	$1	$52
Provisions	—	1	—	—	—	1
Reversals	(1)	—	—	—	—	(1)
Payments	(3)	(5)	(3)	(1)	—	(12)
Foreign currency	(1)	(1)	—	—	—	(2)
Balance at March 31, 2010	14	18	2	3	1	38
Provisions	—	2	1	—	—	3
Reversals	(1)	(3)	—	—	—	(4)
Payments	(2)	(5)	—	—	—	(7)
Foreign currency	(1)	(2)	—	—	—	(3)
Balance at June 30, 2010	$10	$10	$3	$3	$1	$27

Net charges related to Restructuring 2009 are as follows:

	Total Expected Costs	Incurred During 2008	Incurred During 2009	First Quarter 2010	Second Quarter 2010	Estimated Additional Charges
	(Millions of Dollars)

Powertrain Energy	$49	$39	$11	$(1)	$(1)	$1
Powertrain Sealing and Bearings	59	46	10	1	(1)	3
Vehicle Safety and Protection	35	31	3	—	1	—
Global Aftermarket	12	7	5	—	—	—
Corporate	6	4	2	—	—	—
	$161	$127	$31	$—	$(1)	$4

Other Restructuring Activities

During the three and six months ended June 30, 2010, the Company recorded $6 million and $7 million, respectively, in net restructuring expenses outside of Restructuring 2009, all of which were employee costs.

PTE announced the closure and relocation of its rings facility in Wausau, WI to other facilities with available capacity during the three months ended June 30, 2010. The Company recorded $2 million in employee costs associated with this action.

GA committed to various actions during the three months ended June 30, 2010, the most significant of which is the closure of its facility in Barcelona, Spain. The Company recorded $2 million in employee costs associated with these committed actions.

PTE announced the closure and relocation of its ignition facility in Toledo, OH to other facilities with available capacity during the three months ended June 30, 2010. The Company recorded $1 million in employee costs associated with this action.

3.	OTHER (EXPENSE) INCOME, NET

The specific components of “Other (expense) income, net” are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(Millions of Dollars)

Foreign currency exchange	$2	$(3)	$(22)	$(3)
Adjustment of assets to fair value	(4)	(1)	(8)	(1)
Environmental claims settlements	—	1	—	12
Gain on sale of debt investment	—	8	—	8
Gain on involuntary conversion	—	4	—	7
Unrealized (loss) gain on hedge instruments	(1)	4	(1)	2
Other	1	—	8	2
	$(2)	$13	$(23)	$27

Foreign currency exchange: The Company has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which has been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, the Company deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.

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

On January 8, 2010, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to repatriate U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. During the six months ended June 30, 2010, the Company recorded $20 million in foreign currency exchange expense due to this change in the exchange rate. Based upon recent 2010 repatriations of cash, the Company believes that all amounts submitted to the Venezuelan government for repatriation prior to 2010 will be paid out at the “strategic” rate, with the remaining monetary assets being converted at the official rate of 4.3.

Adjustment of assets to fair value: The Company recorded $4 million in impairment charges during the second quarter of 2010, of which $3 million related to the identification of a Powertrain Energy facility where the Company’s assessment of future undiscounted cash flows, when compared to the current carrying value of the plant and the equipment, indicated the assets were not fully recoverable. The Company determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements. The carrying value of these assets exceeded the resulting fair value by $3 million and an impairment charge was recorded for that amount. The remaining $1 million in impairment charges recorded during the second quarter of 2010 was made up of immaterial fixed assets impairments at several Company facilities.

The Company recorded $4 million in impairment charges during the first quarter of 2010 related to the identification of equipment at a Vehicle Safety and Protection facility where the Company’s assessment of future undiscounted cash flows, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. The Company determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements. The carrying value of the assets exceeded the resulting fair value by $4 million and an impairment charge was recorded for that amount.

Environmental claims settlements: The Company was a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. During the first six months of 2009, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $12 million.

Gain on sale of debt investment: During the second quarter of 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain, which the Company recognized in other income.

Gain on involuntary conversion: During 2008, a fire occurred at a plant in Europe. The Company received insurance proceeds of $7 million during the second quarter of 2009, and recognized the proceeds as involuntary conversion gains.

4.	FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of June 30, 2010 and December 31, 2009, unrealized net losses of $74 million and $50 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of June 30, 2010, losses of $34 million are expected to be reclassified from “Accumulated other comprehensive loss” to consolidated statement of operations within the next 12 months.

These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s term loans and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates.

Commodity Price Risk

The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with forecasted purchases. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include natural gas, copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future.

The Company had commodity price hedge contracts outstanding with combined notional values of $58 million and $28 million at June 30, 2010 and December 31, 2009, respectively, of which substantially all mature within one year. Of these outstanding contracts, $57 million and $26 million in combined notional values at June 30, 2010 and December 31, 2009, respectively, were designated as hedging instruments for accounting purposes. Immaterial unrealized net gains were recorded in “Accumulated other comprehensive loss” as of June 30, 2010. Unrealized net gains of $5 million were recorded in “Accumulated other comprehensive loss” as of December 31, 2009.

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

To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The Company had notional values of $20 million and $10 million of foreign currency hedge contracts outstanding at June 30, 2010 and December 31, 2009, respectively, of which all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $2 million were recorded in “Accumulated other comprehensive loss” as of June 30, 2010. Immaterial unrealized net losses were recorded in “Accumulated other comprehensive loss” as of December 31, 2009.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s sales during the six months ended June 30, 2010. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30 2010	December 31 2009	Balance Sheet Location	June 30 2010	December 31 2009
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(34)	$(34)
				Other noncurrent liabilities	(40)	(16)
Commodity contracts	Other current assets	2	6	Other current assets	(2)	(1)
Foreign currency contracts	Other current assets	2	—		—	—
		$4	$6		$(76)	$(51)

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$—	$1

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended June 30, 2010 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$(23)	Interest expense, net	$(9)		$—
Commodity contracts	(5)	Cost of products sold	1	Other (expense)income, net	(1)
Foreign currency contracts	2		—		—
	$(26)		$(8)		$(1)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended June 30, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$22	Interest expense, net	$(9)		$—

Commodity contracts	4	Cost of products sold	(5)	Other (expense) income, net	1
	$26		$(14)		$1

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Commodity contracts	Cost of products sold	$(3)

Commodity contracts	Other (expense) income, net	3
		$—

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the six months ended June 30, 2010 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Interest rate swap contracts	$(44)	Interest expense, net	$(19)

Commodity contracts	(2)	Cost of products sold	3

Foreign currency contracts	3	Cost of products sold	1

	$(43)		$(15)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Commodity contracts	Cost of products sold	$1

Commodity contracts	Other (expense) income, net	(1)
		$—

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the six months ended June 30, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$14	Interest expense, net	$(18)		$—

Commodity contracts	10	Cost of products sold	(13)	Other (expense)income, net	2

Foreign currency contracts	1	Cost of products sold	1		—
	$25		$(30)		$2

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Commodity contracts	Cost of products sold	$(5)

5.	FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities remeasured and disclosed at fair value on a recurring basis are set forth in the table below:

	Asset		Valuation
	(Liability)	Level 2	Technique
	(Millions of Dollars)
June 30, 2010:
Interest rate swap contracts	$(74)	$(74)	C
Foreign currency contracts	2	2	C

December 31, 2009:
Interest rate swap contracts	$(50)	$(50)	C
Commodity contracts	6	6	C

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

Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (“FIFO”) method. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consisted of the following:

	June 30	December 31
	2010	2009
	(Millions of Dollars)

Raw materials	$158	$151
Work-in-process	126	118
Finished products	600	630
	884	899
Inventory valuation allowance	(81)	(76)
	$803	$823

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets:
Customer relationships	$525	$(123)	$402	$525	$(104)	$421
Developed technology	115	(26)	89	115	(21)	94
	$640	$(149)	$491	$640	$(125)	$515

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill			$1,098			$1,073
Trademarks and brand names			354			354
			$1,452			$1,427

In June 2010, the Company acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash. The Company has begun the process of allocating the purchase price in accordance with FASB ASC Topic 805, Business Combinations. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company has preliminarily recorded $25 million of goodwill associated with this acquisition. This acquisition is included in the Powertrain Energy reporting segment.

During each of the three and six months ended June 30, 2010 and 2009, the Company recorded amortization expense of $12 million and $24 million, respectively, associated with definite-lived intangible assets. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

8.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 13 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $201 million and $238 million at June 30, 2010 and December 31, 2009, respectively, and are included in the consolidated balance sheets as “Other noncurrent assets.”

Equity earnings of non-consolidated affiliates were $10 million and $3 million for the three months ended June 30, 2010 and 2009, respectively, and $17 million and $4 million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010, these entities generated sales of approximately $304 million, net income of approximately $41 million and at June 30, 2010 had total net assets of approximately $433 million. Dividends received from non-consolidated affiliates by the Company for the six months ended June 30, 2010 were $24 million. Dividends received from non-consolidated affiliates by the Company for the six months ended June 30, 2009 were immaterial. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $56 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

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

9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	June 30	December 31
	2010	2009
	(Millions of Dollars)

Accrued compensation	$183	$153
Accrued rebates	94	100
Non-income taxes payable	36	37
Restructuring liabilities	35	55
Accrued income taxes	26	23
Accrued product returns	20	22
Accrued professional services	13	11
Accrued warranty	8	7
Accrued Chapter 11 and U.K. Administration expenses	1	2
	$416	$410

10.	DEBT

On December 27, 2007, the Company entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The obligations under the revolving credit facility mature December 27, 2013 and bear interest in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $4 million.

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

Debt consisted of the following:

	June 30	December 31
	2010	2009
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,911	1,921
Tranche C term loan	975	980
Debt discount	(108)	(119)
Other debt, primarily foreign instruments	76	75
	2,854	2,857
Less: short-term debt, including current maturities of long-term debt	(97)	(97)
Total long-term debt	$2,757	$2,760

Debt discount represents the excess of carrying value over fair value of the Debt Facilities recorded in conjunction with the Company’s application of fresh-start reporting at December 27, 2007, and is being amortized as interest expense over the terms of each of the underlying components of the Debt Facilities. During both the three and six months ended June 30, 2010 and 2009, the Company recognized $5 million and $11 million, respectively, in interest expense associated with the amortization of this fair value adjustment.

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

The total commitment and amounts outstanding on the revolving credit facility are as follows:

	June 30	December 31
	2010	2009
	(Millions of Dollars)

Current Contractual Commitment	$540	$540

Outstanding:
Revolving credit facility	$—	$—
Letters of credit	—	—
Total outstanding	$—	$—

Borrowing Base on Revolving Credit Facility:
Current borrowings	$—	$—
Letters of credit	—	—
Available to borrow	540	470
Total borrowing base	$540	$470

The Company had $49 million and $50 million of letters of credit outstanding at June 30, 2010 and December 31, 2009, respectively, all pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

As of June 30, 2010 and December 31, 2009, the estimated fair values of the Company’s Debt Facilities were $2,540 and $2,444 million, respectively. The estimated fair values were $238 million lower at June 30, 2010 and $338 million lower at December 31, 2009 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of June 30, 2010 and December 31, 2009. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

11.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Benefits”) for certain employees and retirees around the world. Components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits
	United States Plans		Non-U.S. Plans		Other Benefits
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)
Service cost	$5	$6	$2	$2	$—	$—
Interest cost	15	16	4	5	5	8
Expected return on plan assets	(12)	(11)	(1)	(1)	—	—
Amortization of actuarial loss	6	8	—	—	—	—
Amortization of prior service credit	—	—	—	—	(3)	—
Curtailment gain	—	—	—	—	(4)	—
Net periodic benefit cost (credit)	$14	$19	$5	$6	$(2)	$8

Components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits
	United States Plans		Non-U.S. Plans		Other Benefits
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)
Service cost	$11	$13	$4	$3	$—	$1
Interest cost	30	31	8	9	12	15
Expected return on plan assets	(24)	(21)	(2)	(1)	—	—
Amortization of actuarial loss	12	15	—	—	—	—
Amortization of prior service credit	—	—	—	—	(3)	—
Curtailment gain	—	—	—	—	(4)	—
Net periodic benefit cost	$29	$38	$10	$11	$5	$16

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. These bills contain provisions which could impact the Company’s accounting for retiree medical benefits in future periods; however, the extent of that impact, if any, cannot be determined until regulations are promulgated under these bills and additional interpretations of these bills become available. The Company will continue to assess the accounting implications of these bills.  See Note 12, Income Taxes, below for further discussion on the impact of these bills.

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan which eliminated postemployment health care and life insurance benefits (“Other Benefits”) for certain salaried and non-union hourly employees and retirees effective July 1, 2010. This amendment reduced the Company’s accumulated postemployment benefit obligation (“APBO”) by $135 million, of which $131 million is being amortized over the average remaining service lives of active participants (approximately 9 years). The remaining $4 million resulted in a curtailment gain, which was recognized in the consolidated statements of operations for the three and six months ended June 30, 2010.

12.	INCOME TAXES

For the six months ended June 30, 2010, the Company recorded income tax expense of $11 million on income before income taxes of $78 million. This compares to an income tax benefit of $6 million on a loss before income taxes of $100 million in the same period of 2009. The income tax expense for the six months ended June 30, 2010 differs from statutory rates due primarily to foreign rates which differ from the U.S. rate, non-recognition of income tax benefits on certain operating losses and the reversal of a valuation allowance against net deferred tax assets of a Belgium subsidiary. The income tax benefit for the six months ended June 30, 2009 differs from the U.S. statutory rate due primarily to foreign rates which differ from the U.S. rate, non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions. This benefit includes $13 million due to the required intraperiod tax allocation in jurisdictions with a loss from continuing operations, other comprehensive income and a valuation allowance. This benefit was partially offset by tax expense in profitable jurisdictions.

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

Total environmental liabilities, determined on an undiscounted basis, were $19 million and $22 million at June 30, 2010 and December 31, 2009, respectively, and are included in the consolidated balance sheets as follows:

	June 30	December 31
	2010	2009
	(Millions of Dollars)

Other current liabilities	$5	$7
Other accrued liabilities (noncurrent)	14	15
	$19	$22

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At June 30, 2010, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $41 million.

Conditional Asset Retirement Obligations

The Company records conditional asset retirement obligations (“CARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary CARO activities relate to the removal of hazardous building materials at its facilities. The Company records a CARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. CARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $27 million and $30 million as of June 30, 2010 and December 31, 2009, respectively, for CARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of CARO.

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

Liabilities for CARO are included in the consolidated balance sheets as follows:

	June 30	December 31
	2010	2009
	(Millions of Dollars)

Other current liabilities	$12	$14
Other accrued liabilities (noncurrent)	15	16
	$27	$30

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

14.	COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of Dollars)

Net income (loss) attributable to Federal-Mogul	$49	$3	$63	$(98)

Foreign currency translation adjustments and other	(91)	132	(123)	34

Hedge instruments	(17)	28	(26)	44
Income taxes	—	(13)	—	(16)
Hedge instruments, net of tax	(17)	15	(26)	28

Postemployment benefits	138	7	144	14
Income taxes	—	(2)	—	(5)
Postemployment benefits, net of tax	138	5	144	9

	$79	$155	$58	$(27)

15.	WARRANTS

On December 27, 2007, the Company issued 6,951,871 warrants to purchase common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of June 30, 2010.

16.	STOCK-BASED COMPENSATION

CEO Stock-Based Compensation Agreement

On March 23, 2010, the Company entered into the Second Amended and Restated Employment Agreement, which extended Mr. Alapont’s employment with the Company for three years. Also on March 23, 2010, the Company amended and restated the Stock Option Agreement by and between the Company and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from a stock option exercise to the Company for cash. The Restated Stock Option Agreement provides for pay out of any exercise of Mr. Alapont’s stock options in stock or, at the election of the Company, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature, however the accounting impact associated with this modification is that the options are now considered an equity award as of March 23, 2010.

The Company revalued the stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from “Other accrued liabilities” to “Additional paid-in capital” due to their equity award status. As these stock options are fully vested, no further expense related to these options will be recognized. The Company revalued the Deferred Compensation Agreement, which was also amended and restated on March 23, 2010, at June 30, 2010, resulting in a revised fair value of $8 million. Since this agreement provides for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of June 30, 2010 and through its eventual payout. During the three months ended June 30, 2010 and 2009, the Company recognized $1 million and $4 million, respectively, in expense associated with Mr. Alapont’s stock options and Deferred Compensation Agreement. During each of the six month periods ended June 30, 2010 and 2009, the Company recognized $7 million in expense associated with Mr. Alapont’s stock options and Deferred Compensation Agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	March 23, 2010	June 30, 2010
		Deferred
	Stock Options	Compensation

Valuation model	Black-Scholes	Monte Carlo
Expected volatility	58%	63%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life	1.18%	0.73%
Expected life (in years)	2.38	2.25

Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of auto industry comparator companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected lives. Expected dividend yield is zero as the Company has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected lives are equal to one-half of the time to the end of the term.

Stock Appreciation Rights

On February 22, 2010, the Company granted approximately 437,000 stock appreciation rights (“SARs”) to certain employees, of which approximately 20,000 SARs have been forfeited as of June 30, 2010. The SARs vest in equal annual installments over a period of three years and have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company valued the SARs at June 30, 2010, resulting in a fair value of $3 million. SARs expense for the three and six months ended June 30, 2010 was immaterial. The SARs fair value was estimated using the Black-Scholes valuation model with the following assumptions:

Exercise price	$17.16
Expected volatility	63%
Expected dividend yield	0%
Expected forfeitures	0%
Risk-free rate over the estimated expected life	1.15%
Expected life (in years)	3.16

Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of auto industry comparator companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected lives. Expected dividend yield is zero as the Company has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected forfeitures are zero as the Company has no historical experience with SARs; the impact of forfeitures is recognized by the Company upon occurrence. Expected life is the average of the time until the award is fully vested and the end of the term.

17.	INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
	(Millions of Dollars, Except Per Share Amounts)

Net income (loss) attributable to Federal-Mogul shareholders	$49	$3	$63	$(98)

Weighted average shares outstanding, basic (in millions)	98.9	98.9	98.9	98.9

Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.5	0.4	0.5	0.4

Weighted average shares outstanding, including dilutive shares (in millions)	99.4	99.3	99.4	99.3

Net income (loss) per share attributable to Federal-Mogul:
Basic	$0.50	$0.03	$0.64	$(0.99)
Diluted	$0.49	$0.03	$0.63	$(0.99)

The Company recognized a loss for the six months ended June 30, 2009. As a result, diluted loss per common share is the same as basic loss per common share as any potentially dilutive securities would reduce the loss per common share.

Options and warrants to purchase 4,000,000 and 6,951,871 common shares, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common shares during the three and six months ended June 30, 2010 and 2009, respectively.

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

Net sales, cost of products sold and gross margin information by reporting segment were as follows:

	Three Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Margin
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)

Powertrain Energy	$455	$320	$400	$294	$55	$26
Powertrain Sealing and Bearings	278	183	247	186	31	(3)
Vehicle Safety and Protection	231	175	167	130	64	45
Global Aftermarket	634	626	504	496	130	130
Corporate	—	—	6	—	(6)	—
	$1,598	$1,304	$1,324	$1,106	$274	$198

	Six Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Margin
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)

Powertrain Energy	$890	$629	$777	$589	$113	$40
Powertrain Sealing and Bearings	549	367	492	376	57	(9)
Vehicle Safety and Protection	462	337	336	257	126	80
Global Aftermarket	1,186	1,209	953	965	233	244
Corporate	—	—	1	(1)	(1)	1
	$3,087	$2,542	$2,559	$2,186	$528	$356

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to net income (loss) were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
	(Millions of Dollars)		(Millions of Dollars)

Powertrain Energy	$71	$37	$141	$58
Powertrain Sealing and Bearings	29	(1)	53	(6)
Vehicle Safety and Protection	60	43	117	76
Global Aftermarket	94	91	159	163
Corporate	(51)	(37)	(129)	(88)
Total Operational EBITDA	203	133	341	203

Interest expense, net	(32)	(34)	(65)	(68)
Depreciation and amortization	(81)	(81)	(162)	(158)
Restructuring expense, net	(5)	(1)	(6)	(40)
Expense associated with U.S. based funded pension plans	(13)	(17)	(26)	(33)
Adjustment of assets to fair value	(4)	(1)	(8)	(1)
Income tax (expense) benefit	(18)	10	(11)	6
Other	—	(2)	4	(3)
Net income (loss)	$50	$7	$67	$(94)

Total assets by reporting segment were as follows:

	June 30	December 31
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$1,714	$1,696
Powertrain Sealing and Bearings	815	830
Vehicle Safety and Protection	1,592	1,626
Global Aftermarket	1,982	1,970
Corporate	981	1,005
	$7,084	$7,127

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

Overview

Federal-Mogul Corporation is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail, and off-road vehicles, as well as the worldwide aftermarket. During the six months ended June 30, 2010, the Company derived 62% of its sales from the OEM market and 38% from the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the six months ended June 30, 2010, the Company derived 40% of its sales in the United States and 60% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

Results of Operations

Consolidated Results – Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Net sales by reporting segment were:

	Three Months Ended June 30
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$455	$320
Powertrain Sealing and Bearings	278	183
Vehicle Safety and Protection	231	175
Global Aftermarket	634	626
	$1,598	$1,304

The percentage of net sales by group and region for the three months ended June 30, 2010 and 2009 are listed below. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2010
United States and Canada	23%	36%	30%	67%	43%
Europe	56%	49%	49%	20%	40%
Rest of World	21%	15%	21%	13%	17%

2009
United States and Canada	17%	29%	24%	66%	43%
Europe	66%	58%	57%	20%	41%
Rest of World	17%	13%	19%	14%	16%

Cost of products sold by reporting segment was:

	Three Months Ended June 30
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$400	$294
Powertrain Sealing and Bearings	247	186
Vehicle Safety and Protection	167	130
Global Aftermarket	504	496
Corporate	6	—
	$1,324	$1,106

Gross margin by reporting segment was:

	Three Months Ended June 30
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$55	$26
Powertrain Sealing and Bearings	31	(3)
Vehicle Safety and Protection	64	45
Global Aftermarket	130	130
Corporate	(6)	—
	$274	$198

Net sales increased by $294 million, or 23%, to $1,598 million for the second quarter of 2010 from $1,304 million in the same period of 2009. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $20 million.

In general, light and commercial vehicle OE production increased in all regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $315 million. Aftermarket sales increased by $9 million, despite $17 million in reduced sales in Venezuela as a direct consequence of currency restrictions. Net customer price decreases were $10 million.

Cost of products sold increased by $218 million to $1,324 million for the second quarter of 2010 compared to $1,106 million in the same period of 2009. This increase was primarily due to an increase in manufacturing, labor and variable overhead costs of $257 million as a direct consequence of the higher production volumes, partially offset by materials and services sourcing savings of $21 million, currency movements of $11 million, and productivity and operational efficiency in excess of labor and benefits inflation of $5 million.

Gross margin increased by $76 million to $274 million, or 17.1% of sales, for the second quarter of 2010 compared to $198 million, or 15.2% of sales, in the same period of 2009. Net customer price decreases of $10 million and currency movements of $9 million were more than offset by sales volume increases, which increased gross margin by $67 million, materials and services sourcing savings of $21 million, and favorable productivity and operational efficiency in excess of labor and benefits inflation of $5 million.

Reporting Segment Results – Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the three months ended June 30, 2010 compared with the three months ended June 30, 2009 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses and expense associated with U.S. based funded pension plans. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended June 30, 2009	$320	$183	$175	$626	$—	$1,304
Sales volumes	148	104	63	9	—	324
Customer pricing	(3)	(3)	(3)	(1)	—	(10)
Foreign currency	(10)	(6)	(4)	—	—	(20)
Three months ended June 30, 2010	$455	$278	$231	$634	$—	$1,598

	PTE	PTSB	VSP	GA	Corporate	Total
Cost of Products Sold
Three months ended June 30, 2009	$294	$186	$130	$496	$—	$1,106
Sales volumes / mix	115	74	48	20	—	257
Productivity, net of inflation	(5)	(5)	(4)	1	8	(5)
Materials and services sourcing	(2)	(5)	(6)	(9)	1	(21)
Pension	—	—	—	—	(3)	(3)
Depreciation	1	1	(1)	—	—	1
Foreign currency	(3)	(4)	—	(4)	—	(11)
Three months ended June 30, 2010	$400	$247	$167	$504	$6	$1,324

	PTE	PTSB	VSP	GA	Corporate	Total
Gross Margin
Three months ended June 30, 2009	$26	$(3)	$45	$130	$—	$198
Sales volumes / mix	33	30	15	(11)	—	67
Customer pricing	(3)	(3)	(3)	(1)	—	(10)
Productivity, net of inflation	5	5	4	(1)	(8)	5
Materials and services sourcing	2	5	6	9	(1)	21
Pension	—	—	—	—	3	3
Depreciation	(1)	(1)	1	—	—	(1)
Foreign currency	(7)	(2)	(4)	4	—	(9)
Three months ended June 30, 2010	$55	$31	$64	$130	$(6)	$274

	PTE	PTSB	VSP	GA	Corporate	Total
Operational EBITDA
Three months ended June 30, 2009	$37	$(1)	$43	$91	$(37)	$133
Sales volumes / mix	33	30	15	(11)	—	67
Customer pricing	(3)	(3)	(3)	(1)	—	(10)
Productivity – Cost of products sold	5	5	4	(1)	(8)	5
Productivity – SG&A	(3)	(3)	(2)	2	2	(4)
Productivity – Other	2	(2)	—	—	(1)	(1)
Sourcing – Cost of products sold	2	5	6	9	(1)	21
Sourcing – SG&A	—	—	—	—	1	1
Sourcing – Other	—	(1)	—	—	(5)	(6)
Equity earnings of non-consolidated affiliates	4	—	1	2	—	7
Stock-based compensation expense	—	—	—	—	3	3
Gain on sale of debt investment	—	—	—	—	(8)	(8)
Foreign currency	(4)	2	(3)	3	(1)	(3)
Other	(2)	(3)	(1)	—	4	(2)
Three months ended June 30, 2010	$71	$29	$60	$94	$(51)	$203
Interest expense, net						(32)
Depreciation and amortization						(81)
Restructuring expense, net						(5)
Expense associated with U.S. based funded pension plans						(13)
Adjustment of assets to fair value						(4)
Income tax expense						(18)
Net income						$50

Powertrain Energy

Sales increased by $135 million, or 42%, to $455 million for the second quarter of 2010 from $320 million in the same period of 2009. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements decreased sales by $10 million. Sales volumes increased by $148 million due to OE production volume increases and market share gains in all regions. Continued customer pricing pressure reduced sales by $3 million.

Cost of products sold increased by $106 million to $400 million for the second quarter of 2010 compared to $294 million in the same period of 2009. This was primarily due to a $115 million increase directly associated with increased sales volume. This increase was partly offset by productivity in excess of labor and benefits inflation of $5 million, currency movements of $3 million, and favorable materials and services sourcing of $2 million.

Gross margin increased by $29 million to $55 million, or 12.1% of sales, for the second quarter of 2010 compared to $26 million, or 8.1% of sales, for the second quarter of 2009. The favorable impact of increased sales volumes contributed to a $33 million increase in gross margin. Other factors contributing to the improved margin were $5 million of productivity in excess of labor and benefits inflation, and favorable materials and services sourcing of $2 million, partially offset by $7 million in currency movements and $3 million in customer price decreases.

Operational EBITDA increased by $34 million to $71 million for the second quarter of 2010 from $37 million in the same period of 2009. The impact of increased sales volumes of $33 million, productivity improvements of $4 million, improved equity earnings of non-consolidated affiliates of $4 million, and favorable materials and services sourcing of $2 million were partially offset by currency movements of $4 million, customer price decreases of $3 million and other decreases of $2 million.

Powertrain Sealing and Bearings

Sales increased by $95 million, or 52%, to $278 million for the second quarter of 2010 from $183 million in the same period of 2009. Approximately 65% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements decreased sales by $6 million. Sales volumes increased by $104 million due to OE production volume increases and market share gains in all regions. Continued customer pricing pressure reduced sales by $3 million.

Cost of products sold increased by $61 million to $247 million for the second quarter of 2010 compared to $186 million in the same period of 2009. This was primarily due to a $74 million increase directly associated with the increased sales, partially offset by favorable materials and services sourcing of $5 million, productivity improvements of $5 million and currency movements of $4 million.

Gross margin increased by $34 million to $31 million, or 11.2% of sales, for the second quarter of 2010 compared to $(3) million, or (1.6)% of sales, for the second quarter of 2009. The increase was due to improved sales volumes, which increased gross margin by $30 million, materials and services sourcing improvements of $5 million and productivity, net of labor and benefits inflation, of $5 million, partially offset by customer price decreases of $3 million, currency movements of $2 million and increased depreciation of $1 million.

Operational EBITDA increased by $30 million to $29 million for the second quarter of 2010 from $(1) million in the same period of 2009. This was due to the favorable impact of sales volumes increases of $30 million, favorable materials and services sourcing of $4 million and currency movements of $2 million, partially offset by customer price decreases of $3 million and other decreases of $3 million.

Vehicle Safety and Protection

Sales increased by $56 million, or 32%, to $231 million for the second quarter of 2010 from $175 million in the same period of 2009. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements decreased sales by $4 million. Sales volumes rose by $63 million due to increased OE production and market share gains in all regions. Continued customer pricing pressure reduced sales by $3 million.

Cost of products sold increased by $37 million to $167 million for the second quarter of 2010 compared to $130 million in the same period of 2009. This was primarily due to a $48 million increase directly associated with the increased sales volume. This increase was partly offset by favorable materials and services sourcing of $6 million, productivity improvements of $4 million and decreased depreciation of $1 million.

Gross margin increased by $19 million to $64 million, or 27.7% of sales, for the second quarter of 2010 compared to $45 million, or 25.7% of sales, for the second quarter of 2009. This increase was due to improved sales volume, which increased gross margin by $15 million, favorable materials and services sourcing of $6 million, productivity improvements of $4 million and decreased depreciation of $1 million, partially offset by currency movements of $4 million and customer price decreases of $3 million.

Operational EBITDA increased by $17 million to $60 million for the second quarter of 2010 from $43 million in the same period of 2009. The increase was due to the impact of increased sales volumes of $15 million, favorable material and services sourcing of $6 million, productivity improvements of $2 million and improved equity earnings of non-consolidated affiliates of $1 million, partially offset by currency movements of $3 million, customer price decreases of $3 million and other decreases of $1 million.

Global Aftermarket

Sales increased by $8 million, or 1%, to $634 million for the second quarter of 2010, from $626 million in the same period of 2009. This change was due to $9 million in increased sales volumes, despite $17 million in reduced sales in Venezuela as a direct consequence of currency restrictions, partially offset by customer price decreases of $1 million.

Cost of products sold increased by $8 million to $504 million for the second quarter of 2010 compared to $496 million in the same period of 2009. This was primarily due to a $20 million increase directly associated with an increase in sales volume and unfavorable sales mix, partially offset by favorable materials and services sourcing of $9 million and currency movements of $4 million.

Gross margin was $130 million, or 20.5% of sales, for the second quarter of 2010 compared to $130 million, or 20.8% of sales, in the same period of 2009. Unfavorable sales mix, which decreased gross margin by $11 million, unfavorable productivity of $1 million and customer price decreases of $1 million were offset by favorable materials and services sourcing of $9 million and currency movements of $4 million.

Operational EBITDA increased by $3 million to $94 million for the second quarter of 2010 from $91 million in the same period of 2009. This increase was due to favorable materials and services sourcing of $9 million, currency movements of $3 million, improved equity earnings of non-consolidated affiliates of $2 million and improved productivity of $1 million, partially offset by unfavorable sales mix of $11 million and customer price decreases of $1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $165 million, or 10.3% of net sales, for the second quarter of 2010 as compared to $170 million, or 13.0% of net sales, for the same quarter of 2009. This $5 million decrease was due to an Other Benefit curtailment gain of $4 million, reduced stock-based compensation expense of $3 million, currency movements of $2 million and favorable materials and services sourcing of $1 million, partially offset by unfavorable productivity of $4 million and other increases of $1 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $38 million for the second quarter of 2010 compared with $34 million for the same period in 2009. As a percentage of OE sales, R&D was 3.9% and 5.0% for the quarters ended June 30, 2010 and 2009, respectively.

Other (Expense) Income, Net

Other (expense) income, net was $(2) million in the second quarter of 2010 compared to $13 million for the second quarter of 2009.

The Company recorded $4 million in impairment charges during the second quarter of 2010, of which $3 million related to the identification of a Powertrain Energy facility where the Company’s assessment of future undiscounted cash flows, when compared to the current carrying value of the plant and the equipment, indicated the assets were not fully recoverable. The Company determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements. The carrying value of these assets exceeded the resulting fair value by $3 million and an impairment charge was recorded for that amount. The remaining $1 million in impairment charges recorded during the second quarter of 2010 was made up of immaterial fixed assets impairments at several Company facilities.

During the second quarter of 2009, an affiliate purchased and sold debt investments on the Company’s behalf for approximately $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for a $8 million net gain, which the Company recognized in other income.

During 2008, a fire occurred at a plant in Europe. The Company received insurance proceeds of $7 million during the second quarter of 2009, and was recognized as involuntary conversion gains.

 Interest Expense, Net

Net interest expense was $32 million in the second quarter of 2010 compared to $34 million for the second quarter of 2009.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended June 30, 2010:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of dollars)

Balance at March 31, 2010	$14	$19	$2	$4	$3	$42
Provisions	4	2	1	2	—	9
Reversals	(1)	(3)	—	—	—	(4)
Payments	(2)	(5)	—	(1)	—	(8)
Foreign currency	(2)	(2)	—	—	—	(4)
Balance at June 30, 2010	$13	$11	$3	$5	$3	$35

Income Taxes

For the three months ended June 30, 2010, the Company recorded income tax expense of $18 million on income before income taxes of $68 million. This compares to an income tax benefit of $10 million on a loss before income taxes of $3 million in the same period of 2009. The income tax expense for the three months ended June 30, 2010 differs from statutory rates due primarily to foreign rates which differ from the U.S. rate and non-recognition of income tax benefits on certain operating losses. The income tax benefit for the three months ended June 30, 2009 differs from the U.S. statutory rate due primarily to foreign rates which differ from the U.S. rate, non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions. This benefit includes $12 million due to the required intraperiod tax allocation in jurisdictions with a loss from continuing operations, other comprehensive income and a valuation allowance. This benefit was partially offset by tax expense in profitable jurisdictions.

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

Consolidated Results – Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

Net sales by reporting segment were:

	Six Months Ended June 30
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$890	$629
Powertrain Sealing and Bearings	549	367
Vehicle Safety and Protection	462	337
Global Aftermarket	1,186	1,209
	$3,087	$2,542

The percentage of net sales by group and region for the six months ended June 30, 2010 and 2009 are listed below. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2010
United States and Canada	22%	35%	29%	66%	42%
Europe	58%	51%	50%	21%	41%
Rest of World	20%	14%	21%	13%	17%

2009
United States and Canada	20%	32%	28%	66%	45%
Europe	64%	56%	56%	19%	40%
Rest of World	16%	12%	16%	15%	15%

Cost of products sold by reporting segment was:

	Six Months Ended June 30
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$777	$589
Powertrain Sealing and Bearings	492	376
Vehicle Safety and Protection	336	257
Global Aftermarket	953	965
Corporate	1	(1)
	$2,559	$2,186

Gross margin by reporting segment was:

	Six Months Ended June 30
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$113	$40
Powertrain Sealing and Bearings	57	(9)
Vehicle Safety and Protection	126	80
Global Aftermarket	233	244
Corporate	(1)	1
	$528	$356

Net sales increased by $545 million, or 21%, to $3,087 million for the six months ended June 30, 2010 from $2,542 million in the same period of 2009. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $30 million.

In general, light and commercial vehicle OE production increased in all regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $575 million. Aftermarket sales fell by $41 million, $39 million of which was due to reduced sales in Venezuela as a direct consequence of currency restrictions. Net customer price decreases were $19 million.

Cost of products sold increased by $373 million to $2,559 million for the six months ended June 30, 2010 compared to $2,186 million in the same period of 2009. This increase was primarily due to an increase in manufacturing, labor and variable overhead costs of $410 million as a direct consequence of the higher production volumes, and currency movements of $47 million, partially offset by materials and services sourcing savings of $53 million, and productivity and operational efficiency in excess of labor and benefits inflation of $30 million.

Gross margin increased by $172 million to $528 million, or 17.1% of sales, for the six months ended June 30, 2010 compared to $356 million, or 14.0% of sales, in the same period of 2009. Net customer price decreases of $19 million and currency movements of $17 million were more than offset by sales volume increases, which increased gross margin by $124 million, materials and services sourcing savings of $53 million, and productivity and operational efficiency in excess of labor and benefits inflation of $30 million.

Reporting Segment Results – Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses and expense associated with U.S. based funded pension plans. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Six months ended June 30, 2009	$629	$367	$337	$1,209	$—	$2,542
Sales volumes	264	184	127	(41)	—	534
Customer pricing	(8)	(4)	(6)	(1)	—	(19)
Foreign currency	5	2	4	19	—	30
Six months ended June 30, 2010	$890	$549	$462	$1,186	$—	$3,087

	PTE	PTSB	VSP	GA	Corporate	Total
Cost of Products Sold
Six months ended June 30, 2009	$589	$376	$257	$965	$(1)	$2,186
Sales volumes / mix	190	131	97	(8)	—	410
Productivity, net of inflation	(19)	(10)	(8)	3	4	(30)
Materials and services sourcing	(5)	(14)	(17)	(18)	1	(53)
Pension	—	—	—	—	(3)	(3)
Depreciation	1	2	(1)	—	—	2
Foreign currency	21	7	8	11	—	47
Six months ended June 30, 2010	$777	$492	$336	$953	$1	$2,559

	PTE	PTSB	VSP	GA	Corporate	Total
Gross Margin
Six months ended June 30, 2009	$40	$(9)	$80	$244	$1	$356
Sales volumes / mix	74	53	30	(33)	—	124
Customer pricing	(8)	(4)	(6)	(1)	—	(19)
Productivity, net of inflation	19	10	8	(3)	(4)	30
Materials and services sourcing	5	14	17	18	(1)	53
Pension	—	—	—	—	3	3
Depreciation	(1)	(2)	1	—	—	(2)
Foreign currency	(16)	(5)	(4)	8	—	(17)
Six months ended June 30, 2010	$113	$57	$126	$233	$(1)	$528

	PTE	PTSB	VSP	GA	Corporate	Total
Operational EBITDA
Six months ended June 30, 2009	$58	$(6)	$76	$163	$(88)	$203
Sales volumes / mix	74	53	30	(33)	—	124
Customer pricing	(8)	(4)	(6)	(1)	—	(19)
Productivity – Cost of products sold	19	10	8	(3)	(4)	30
Productivity – SG&A	(4)	(3)	(3)	5	3	(2)
Productivity – Other	1	(3)	—	—	(1)	(3)
Sourcing – Cost of products sold	5	14	17	18	(1)	53
Sourcing – SG&A	—	—	—	—	2	2
Sourcing – Other	—	(2)	—	—	(3)	(5)
Equity earnings of non-consolidated affiliates	10	1	—	2	—	13
Gain on sale of debt investment	—	—	—	—	(8)	(8)
Foreign currency	(13)	—	(4)	6	(23)	(34)
Other	(1)	(7)	(1)	2	(6)	(13)
Six months ended June 30, 2010	$141	$53	$117	$159	$(129)	$341
Interest expense, net						(65)
Depreciation and amortization						(162)
Restructuring expense, net						(6)
Expense associated with U.S. based funded pension plans						(26)
Adjustment of assets to fair value						(8)
Income tax expense						(11)
Other						4
Net income						$67

Powertrain Energy

Sales increased by $261 million, or 41%, to $890 million for the six months ended June 30, 2010 from $629 million in the same period of 2009. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements increased sales by $5 million. Sales volumes increased by $264 million due to OE production volume increases and market share gains in all regions. Continued customer pricing pressure reduced sales by $8 million.

Cost of products sold increased by $188 million to $777 million for the six months ended June 30, 2010 compared to $589 million in the same period of 2009. This was primarily due to a $190 million increase directly associated with increased sales volume, and currency movements of $21 million. These increases were partially offset by favorable productivity in excess of labor and benefits inflation of $19 million, and materials and services sourcing savings of $5 million.

Gross margin increased by $73 million to $113 million, or 12.7% of sales, for the six months ended June 30, 2010 compared to $40 million, or 6.4% of sales, for the same period of 2009. The increase was due to improved sales volumes, which increased gross margin by $74 million, productivity, net of labor and benefits inflation, of $19 million, and materials and services sourcing improvements of $5 million, partially offset by currency movements of $16 million, customer price decreases of $8 million and increased depreciation of $1 million.

Operational EBITDA increased by $83 million to $141 million for the six months ended June 30, 2010 from $58 million in the same period of 2009. The impact of increased sales volumes of $74 million, productivity improvements of $16 million, improved equity earnings of non-consolidated affiliates of $10 million, and favorable materials and services sourcing of $5 million were partially offset by currency movements of $13 million, customer price decreases of $8 million and other decreases of $1 million.

Powertrain Sealing and Bearings

Sales increased by $182 million, or 50%, to $549 million for the six months ended June 30, 2010 from $367 million in the same period of 2009. Approximately 65% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements increased sales by $2 million. Sales volumes increased by $184 million due to OE production volume increases and market share gains in all regions. Continued customer pricing pressure reduced sales by $4 million.

Cost of products sold increased by $116 million to $492 million for the six months ended June 30, 2010 compared to $376 million in the same period of 2009. This was primarily due to a $131 million increase directly associated with the increased sales, and currency movements of $7 million, partially offset by favorable materials and services sourcing of $14 million, and productivity improvements of $10 million.

Gross margin increased by $66 million to $57 million, or 10.4% of sales, for the six months ended June 30, 2010 compared to $(9) million, or (2.5)% of sales, for the same period of 2009. The increase was due to improved sales volumes, which increased gross margin by $53 million, materials and services sourcing improvements of $14 million and productivity, net of labor and benefits inflation, of $10 million, partially offset by currency movements of $5 million, customer price decreases of $4 million and increased depreciation of $2 million.

Operational EBITDA increased by $59 million to $53 million for the six months ended June 30, 2010 from $(6) million in the same period of 2009. This was due to the favorable impact of sales volumes increases of $53 million, materials and services sourcing savings of $12 million, favorable productivity of $4 million and improved equity earnings of non-consolidated affiliates of $1 million, partially offset by customer price decreases of $4 million and other decreases of $7 million.

Vehicle Safety and Protection

Sales increased by $125 million, or 37%, to $462 million for the six months ended June 30, 2010 from $337 million in the same period of 2009. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements increased sales by $4 million. Sales volumes rose by $127 million due to increased OE production and market share gains in all regions. Continued customer pricing pressure reduced sales by $6 million.

Cost of products sold increased by $79 million to $336 million for the six months ended June 30, 2010 compared to $257 million in the same period of 2009. This was primarily due to a $97 million increase directly associated with increased sales volume, and currency movements of $8 million. These increases were partially offset by materials and services sourcing savings of $17 million and favorable productivity in excess of labor and benefits inflation of $8 million.

Gross margin increased by $46 million to $126 million, or 27.3% of sales, for the six months ended June 30, 2010 compared to $80 million, or 23.7% of sales, for the identical period in 2009. This increase was due to improved sales volumes, which increased gross margin by $30 million, materials and services sourcing improvements of $17 million, productivity, net of labor and benefits inflation, of $8 million and decreased depreciation of $1 million, partially offset by customer price decreases of $6 million and currency movements of $4 million.

Operational EBITDA increased by $41 million to $117 million for the six months ended June 30, 2010 from $76 million in the same period of 2009. This was due to the favorable impact of sales volumes increases of $30 million, materials and services sourcing savings of $17 million, and favorable productivity of $5 million, partially offset by customer price decreases of $6 million, currency movements of $4 million and other decreases of $1 million.

Global Aftermarket

Sales decreased by $23 million, or 2%, to $1,186 million for the six months ended June 30, 2010, from $1,209 million in the same period of 2009. This change was due to decreased sales volumes of $41 million and customer price decreases of $1 million, partially offset by currency movements of $19 million. Of the $41 million sales volume drop, $39 million was due to the cessation of sales in Venezuela as a result of the currency restrictions.

Cost of products sold decreased by $12 million to $953 million for the six months ended June 30, 2010 compared to $965 million in the same period of 2009. This decrease was due to favorable materials and services sourcing of $18 million and an $8 million decrease directly associated with the decline in sales volume that was mostly offset by unfavorable sales mix. These decreases were partially offset by currency movements of $11 million and unfavorable productivity of $3 million.

Gross margin decreased by $11 million to $233 million, or 19.6% of sales, for the six months ended June 30, 2010 compared to $244 million, or 20.2% of sales, in the same period of 2009. This decrease was due to lower sales volumes and unfavorable sales mix, which decreased gross margin by $33 million, unfavorable productivity of $3 million and customer price decreases of $1 million, partially offset by favorable materials and services sourcing of $18 million and currency movements of $8 million.

Operational EBITDA decreased by $4 million to $159 million for the six months ended June 30, 2010 from $163 million in the same period of 2009. This decrease was due to the unfavorable impact of lower sales volumes and sales mix of $33 million, mostly offset by favorable materials and services sourcing of $18 million, currency movements of $6 million, improved productivity of $2 million, improved equity earnings of non-consolidated affiliates of $2 million, and other increases of $2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $349 million, or 11.3% of net sales, for the six months ended June 30, 2010 as compared to $354 million, or 13.9% of net sales, for the same period of 2009. This $5 million decrease was due to an Other Benefits curtailment gain of $4 million, reduced pension expense of $4 million, favorable materials and services sourcing of $2 million and other reductions of $1 million, partially offset by currency movements of $4 million and unfavorable productivity of $2 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $77 million for the six months ended June 30, 2010 compared with $69 million for the same period in 2009. As a percentage of OE sales, R&D was 4.1% and 5.0% for the six months ended June 30, 2010 and 2009, respectively.

Other (Expense) Income, Net

Other (expense) income, net was $(23) million in the six months ended June 30, 2010 compared to $27 million for the same period of 2009.

Foreign currency exchange: The Company has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which has been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, the Company deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.

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

On January 8, 2010, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to repatriate U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. During the six months ended June 30, 2010, the Company recorded $20 million in foreign currency exchange expense due to this change in the exchange rate. Based upon recent 2010 repatriations of cash, the Company believes that all amounts submitted to the Venezuelan government for repatriation prior to 2010 will be paid out at the “strategic” rate, with the remaining monetary assets being converted at the official rate of 4.3.

Adjustment of assets to fair value: The Company recorded $4 million in impairment charges during the second quarter of 2010, of which $3 million related to the identification of a Powertrain Energy facility where the Company’s assessment of future undiscounted cash flows, when compared to the current carrying value of the plant and the equipment, indicated the assets were not fully recoverable. The Company determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements. The carrying value of these assets exceeded the resulting fair value by $3 million and an impairment charge was recorded for that amount. The remaining $1 million in impairment charges recorded during the second quarter of 2010 was made up of immaterial fixed assets impairments at several Company facilities.

The Company recorded $4 million in impairment charges during the first quarter of 2010 related to the identification of equipment at a Vehicle Safety and Protection facility where the Company’s assessment of future undiscounted cash flows, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. The Company determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements. The carrying value of the assets exceeded the resulting fair value by $4 million and an impairment charge was recorded for that amount.

Environmental claims settlements: The Company was a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Predecessor Company prior to 1986. During the first six months of 2009, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $12 million.

Gain on sale of debt investment: During the second quarter of 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain, which the Company recognized in other income.

Gain on involuntary conversion: During 2008, a fire occurred at a plant in Europe. The Company received insurance proceeds of $7 million during the second quarter of 2009, and recognized the proceeds as involuntary conversion gains.

Interest Expense, Net

Net interest expense was $65 million in the six months ended June 30, 2010 compared to $68 million for the comparable period of 2009.

Restructuring Activities

The following is a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the six months ended June 30, 2010:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2009	$19	$24	$5	$4	$3	$55
Provisions	—	1	—	1	—	2
Reversals	(1)	—	—	—	—	(1)
Payments	(3)	(5)	(3)	(1)	—	(12)
Foreign currency	(1)	(1)	—	—	—	(2)
Balance at March 31, 2010	14	19	2	4	3	42
Provisions	4	2	1	2	—	9
Reversals	(1)	(3)	—	—	—	(4)
Payments	(2)	(5)	—	(1)	—	(8)
Foreign currency	(2)	(2)	—	—	—	(4)
Balance at June 30, 2010	$13	$11	$3	$5	$3	$35

Income Taxes

For the six months ended June 30, 2010, the Company recorded income tax expense of $11 million on income before income taxes of $78 million. This compares to an income tax benefit of $6 million on a loss before income taxes of $100 million in the same period of 2009. The income tax expense for the six months ended June 30, 2010 differs from statutory rates due primarily to foreign rates which differ from the U.S. rate, non-recognition of income tax benefits on certain operating losses and the reversal of a valuation allowance against net deferred tax assets of a Belgium subsidiary. The income tax benefit for the six months ended June 30, 2009 differs from the U.S. statutory rate due primarily to foreign rates which differ from the U.S. rate, non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions. This benefit includes $13 million due to the required intraperiod tax allocation in jurisdictions with a loss from continuing operations, other comprehensive income and a valuation allowance. This benefit was partially offset by tax expense in profitable jurisdictions.

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

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $177 million for the six months ended June 30, 2010 compared to cash used by operating activities of $119 million for the comparable period of 2009. The difference in year-over-year performance is largely attributable to increased earnings and movements in working capital, particularly the relative timing of payments to suppliers. Furthermore, although sales volumes have risen significantly, improvements in cash collections have resulted in a far lower increase in accounts receivable than would otherwise have occurred.

Cash flow used by investing activities was $135 million for the six months ended June 30, 2010 compared to cash used by investing activities of $80 million for the comparable period of 2009. Capital expenditures were $98 million for the six months ended June 30, 2010 compared to $88 million for the comparable period of 2009, reflecting a stable capital investment pattern as existing capacity is being utilized to support growth.

In June 2010, the Company acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash.

Cash flow used by financing activities was $24 million for each of the six months ended June 30, 2010 and 2009.

The January 8, 2010 bolivar devaluation by the Venezuelan government resulted in the Company’s recognition of $20 million in foreign currency exchange expense, $16 million of which reflects the impact on the cash balance.

Financing Activities

On December 27, 2007, the Company entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The obligations under the revolving credit facility mature December 27, 2013 and bear interest in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at the ABR plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $4 million.

Other Liquidity and Capital Resource Items

The Company maintains investments in 13 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $201 million and $238 million at June 30, 2010 and December 31, 2009, respectively. Dividends received from non-consolidated affiliates by the Company during the six months ended June 30, 2010 were $24 million. Dividends received from non-consolidated affiliates by the Company during the six months ended June 30, 2009 were immaterial.

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

The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $56 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

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

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $199 million and $217 million as of June 30, 2010 and December 31, 2009, respectively. Of those gross amounts, $168 million and $190 million, respectively, were factored without recourse and treated as sales. The remaining $31 million and $27 million, respectively, were factored with recourse, pledged as collateral, accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of June 30, 2010 and December 31, 2009, the Company had outstanding factored amounts of $1 million and $4 million, respectively, for which cash had not yet been drawn. Proceeds from the factoring of accounts receivable without recourse and treated as sales were $627 million and $501 million for the six months ended June 30, 2010 and 2009, respectively.

For the three and six months ended June 30, 2010 and 2009, expenses associated with receivables factored of $1 million and $2 million, respectively, were recorded in the consolidated statements of operations within “Other (expense) income, net.” The Company receives a fee to service and monitor these factored receivables. The fees associated with the servicing of factored receivables are sufficient to offset the cost and as such, a servicing asset or liability is not incurred as a result of these factoring arrangements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Refer to Note 4, “Financial Instruments,” to the consolidated financial statements for information with respect to interest rate risk, commodity price risk and foreign currency risk.

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2010, the Company derived 40% of its sales in the United States and 60% internationally. Of these international sales, 60% are denominated in the euro, with no other single currency representing more than 10%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the six months ended June 30, 2010 would have decreased “Net income attributable to Federal-Mogul” by approximately $10 million.

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

As of June 30, 2010, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of June 30, 2010, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company's internal control over financial reporting that occurred during the fiscal three and six month periods ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the six months ended June 30, 2010.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)          Contingencies.

Note 13, that is included in Part I of this report, is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 26, 2010, stockholders elected ten incumbent directors for a one-year term. The vote tabulation is as follows:

Nominee	For	Withheld
Carl C. Icahn	86,848,270	9,269,381
José Maria Alapont	87,811,164	8,306,487
George Feldenkreis	92,847,667	3,269,984
Vincent J. Intrieri	85,517,728	10,599,923
J. Michael Laisure	92,652,442	3,465,209
Keith A. Meister	85,557,687	10,559,964
Daniel A. Ninivaggi	86,929,029	9,188,622
David S. Schechter	85,557,559	10,560,092
Neil S. Subin	92,412,353	3,705,298
James H. Vandenberghe	92,383,463	3,734,188

Stockholders also approved the Federal-Mogul Corporation 2010 Stock Incentive Plan at this meeting. The vote tabulation is as follows:

For	Against	Abstain
93,616,518	2,028,062	473,071

ITEM 6.	EXHIBITS

(a)          Exhibits:

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION

By:	/s/ Alan J. Haughie
Alan J. Haughie
Senior Vice President, Chief Financial Officer,
Acting Controller, Principal Financial Officer
and Principal Accounting Officer

Dated:     July 29, 2010