Form 10-Q
period 2010-09-30
FEDERAL MOGUL CORP
filed 2010-10-28
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes  ☒    No  ☐

As of October 27, 2010, there were 98,904,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Three and Nine Months Ended September 30, 2010

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$1,544	$1,380	$4,631	$3,922
Cost of products sold	(1,306)	(1,168)	(3,865)	(3,355)

Gross margin	238	212	766	567

Selling, general and administrative expenses	(164)	(173)	(516)	(527)
OPEB curtailment gains	24	—	28	—
Interest expense, net	(32)	(33)	(98)	(100)
Amortization expense	(12)	(12)	(37)	(37)
Equity earnings of non-consolidated affiliates	6	5	24	9
Restructuring, net	(1)	1	(7)	(38)
Other income (expense), net	1	9	(22)	36

Income (loss) before income taxes	60	9	138	(90)
Income tax (expense) benefit	(6)	6	(18)	11

Net income (loss)	54	15	120	(79)
Less net income attributable to noncontrolling interests	(1)	(5)	(4)	(9)

Net income (loss) attributable to Federal-Mogul	$53	$10	$116	$(88)

Income (loss) per common share:
Basic	$0.54	$0.10	$1.17	$(0.89)
Diluted	$0.53	$0.10	$1.17	$(0.89)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Balance Sheets

	(Unaudited) September 30 2010	December 31 2009
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$1,054	$1,034
Accounts receivable, net	1,140	950
Inventories, net	857	823
Prepaid expenses and other current assets	228	221
Total current assets	3,279	3,028

Property, plant and equipment, net	1,782	1,834
Goodwill and indefinite-lived intangible assets	1,441	1,427
Definite-lived intangible assets, net	496	515
Investments in non-consolidated affiliates	223	238
Other noncurrent assets	106	85

	$7,327	$7,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$101	$97
Accounts payable	639	537
Accrued liabilities	438	410
Current portion of postemployment benefit liability	61	61
Other current liabilities	162	175
Total current liabilities	1,401	1,280

Long-term debt	2,755	2,760
Postemployment benefits	1,116	1,298
Long-term portion of deferred income taxes	492	498
Other accrued liabilities	207	192

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of September 30, 2010 and December 31, 2009)	1	1
Additional paid-in capital, including warrants	2,150	2,123
Accumulated deficit	(397)	(513)
Accumulated other comprehensive loss	(467)	(571)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	1,270	1,023
Noncontrolling interests	86	76
Total shareholders’ equity	1,356	1,099

	$7,327	$7,127

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2010	2009
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net income (loss)	$120	$(79)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	244	241
Cash received from 524(g) Trust	—	40
Payments to settle non-debt liabilities subject to compromise, net	(16)	(52)
Loss on Venezuelan currency devaluation	20	—
Equity earnings of non-consolidated affiliates	(24)	(9)
Cash dividends received from non-consolidated affiliates	27	6
Change in postemployment benefits, including pensions	(51)	46
Gain on sale of debt investment	—	(8)
Change in deferred taxes	(27)	(22)
Gain on sale of property, plant and equipment	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	(188)	(118)
Inventories	(36)	77
Accounts payable	117	(54)
Other assets and liabilities	71	(20)
Net Cash Provided From Operating Activities	255	48

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(166)	(146)
Payments to acquire business	(39)	—
Net proceeds from the sale of property, plant and equipment	2	1
Net settlement from sale of debt investment	—	8
Net Cash Used By Investing Activities	(203)	(137)

Cash Provided From (Used By) Financing Activities
Principal payments on term loans	(22)	(22)
Decrease in other long-term debt	(2)	(3)
Increase (decrease) in short-term debt	4	(2)
Net remittances on servicing of factoring arrangements	(13)	(6)
Debt amendment/issuance fees	—	(1)
Net Cash Used By Financing Activities	(33)	(34)

Effect of Venezuelan currency devaluation on cash	(16)	—
Effect of foreign currency exchange rate fluctuations on cash	17	19
Effect of foreign currency fluctuations on cash	1	19

Increase (decrease) in cash and equivalents	20	(104)

Cash and equivalents at beginning of period	1,034	888

Cash and equivalents at end of period	$1,054	$784

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010

1.	BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

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

Acquisition: In June 2010, the Company acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash. The Company is in the process of allocating the purchase price in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company has preliminarily recorded intangible assets of $15 million, $11 million and $2 million for definite-lived customer relationships, goodwill, and indefinite-lived trademarks and brand names, respectively, associated with this acquisition. This acquisition is included in the Powertrain Energy reporting segment.

Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $219 million and $217 million as of September 30, 2010 and December 31, 2009, respectively. Of those gross amounts, $188 million and $190 million, respectively, qualify as sales. The remaining factored receivables of $31 million and $27 million, respectively, were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of September 30, 2010 and December 31, 2009, the Company had outstanding factored amounts of less than $1 million and $4 million, respectively, for which cash had not yet been drawn. Proceeds from the factoring of accounts receivable qualifying as sales were $894 million and $845 million for the nine months ended September 30, 2010 and 2009, respectively.

For the three months ended September 30, 2010 and 2009, expenses associated with receivables factored of $3 million and $1 million, respectively, were recorded in the consolidated statements of operations within “Other income (expense), net.” For the nine months ended September 30, 2010 and 2009, expenses associated with receivables factored of $5 million and $3 million, respectively, were recorded in the consolidated statements of operations within “Other income (expense), net.” Where the Company receives a fee to service and monitor these factored receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of these factoring arrangements.

Equity and Comprehensive Income (Loss): The following table presents a rollforward of the changes in equity for the nine months ended September 30, 2010, including changes in the components of comprehensive income (loss) (also contained in Note 14). In accordance with FASB ASC Topic 810, Consolidation, amounts attributable to the Company’s shareholders and to the noncontrolling interests are as follows:

	Total Shareholders’ Equity	Federal-Mogul Shareholders’ Equity	Non- Controlling Interests
	(Millions of Dollars)

Equity balance as of December 31, 2009	$1,099	$1,023	$76
Comprehensive income (loss):
Net income	120	116	4
Foreign currency translation adjustments and other	16	17	(1)
Hedge instruments, net of tax	(29)	(29)	—
Postemployment benefits, net of tax	116	116	—
	223	220	3
Stock-based compensation (see Note 16)	27	27	—
Capital investment in subsidiary by non-controlling shareholder	7	—	7
Equity balance as of September 30, 2010	$1,356	$1,270	$86

New Accounting Pronouncements: In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This guidance revises previous guidance including: the elimination of the qualifying special-purpose entity (“QSPE”) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the guidance requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. The adoption of this new guidance effective January 1, 2010 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2010, the FASB issued ASU No. 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The purpose of this ASU was to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (“EITF”) by the SEC Observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. This new guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Management expects to finance these restructuring programs through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.

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

During the three and nine months ended September 30, 2010, the Company recorded $1 million and $7 million, respectively, in net restructuring. For the three months ended September 30, 2010, the Company recorded $1 million in facility closure costs, and for the nine months ended September 30, 2010, the Company recorded $3 million in facility closure costs and $4 million in employee costs. For the three and nine months ended September 30, 2009, the Company recorded $(1) million and $38 million, respectively, in net restructuring, of which $(2) million and $37 million, respectively, were employee costs, and $1 million and $1 million, respectively, were facility closures. The facility closure costs were fully paid within the quarter of incurrence.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded liabilities of $7 million and $39 million were reversed for the nine months ended September 30, 2010 and 2009, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the nine months ended September 30, 2010 by reporting segment. “PTE,” “PTSB,” “VSP,” and “GA” represent the Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket reporting segments, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2009	$19	$24	$5	$4	$3	$55
Provisions	—	1	—	1	—	2
Reversals	(1)	—	—	—	—	(1)
Payments	(3)	(5)	(3)	(1)	—	(12)
Foreign currency	(1)	(1)	—	—	—	(2)
Balance at March 31, 2010	14	19	2	4	3	42
Provisions	4	2	1	2	—	9
Reversals	(1)	(3)	—	—	—	(4)
Payments	(2)	(5)	—	(1)	—	(8)
Foreign currency	(2)	(2)	—	—	—	(4)
Balance at June 30, 2010	13	11	3	5	3	35
Provisions	1	2	—	—	—	3
Reversals	(1)	(1)	—	—	—	(2)
Payments	(1)	(5)	—	—	—	(6)
Foreign currency	1	1	—	—	—	2
Balance at September 30, 2010	$13	$8	$3	$5	$3	$32

Activities under Global “Restructuring 2009” Program

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. It was anticipated that this plan would reduce the Company’s global workforce by approximately 8,600 positions when compared with the workforce as of September 30, 2008. During the nine months ended September 30, 2010, the Company recorded $(1) million in net restructuring associated with Restructuring 2009, all of which were employee costs. During the three and nine months ended September 30, 2009, the Company recorded $(3) million and $37 million, respectively, in net restructuring associated with Restructuring 2009, of which $(4) million and $36 million, respectively, were employee costs, and $1 million and $1 million, respectively, were facility closure costs. The Company expects to incur additional restructuring expenses up to $2 million through 2011, of which $1 million are expected to be employee costs and $1 million are expected to be facility closure costs. As the majority of the costs expected to be incurred in relation to Restructuring 2009 are related to severance, such activities are expected to yield future annual savings at least equal to the incurred costs.

The following table provides a quarterly summary of the Company’s Restructuring 2009 liabilities and related activity as of and for the nine months ended September 30, 2010 by reporting segment:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2009	$19	$23	$5	$4	$1	$52
Provisions	—	1	—	—	—	1
Reversals	(1)	—	—	—	—	(1)
Payments	(3)	(5)	(3)	(1)	—	(12)
Foreign currency	(1)	(1)	—	—	—	(2)
Balance at March 31, 2010	14	18	2	3	1	38
Provisions	—	2	1	—	—	3
Reversals	(1)	(3)	—	—	—	(4)
Payments	(2)	(5)	—	—	—	(7)
Foreign currency	(1)	(2)	—	—	—	(3)
Balance at June 30, 2010	10	10	3	3	1	27
Provisions	—	2	—	—	—	2
Reversals	(1)	(1)	—	—	—	(2)
Payments	(1)	(4)	—	—	—	(5)
Foreign currency	1	1	—	—	—	2
Balance at September 30, 2010	$9	$8	$3	$3	$1	$24

Net charges related to Restructuring 2009 are as follows:

	Total Expected Costs	Incurred During 2008	Incurred During 2009	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Estimated Additional Charges
	(Millions of Dollars)

Powertrain Energy	$48	$39	$11	$(1)	$(1)	$(1)	$1
Powertrain Sealing and Bearings	58	46	10	1	(1)	1	1
Vehicle Safety and Protection	35	31	3	—	1	—	—
Global Aftermarket	12	7	5	—	—	—	—
Corporate	6	4	2	—	—	—	—
	$159	$127	$31	$—	$(1)	$—	$2

Other Restructuring Activities

During the three and nine months ended September 30, 2010, the Company recorded $1 million and $8 million, respectively, in net restructuring expenses outside of Restructuring 2009. For the three months ended September 30, 2010, the Company recorded $1 million in facility closure costs related to other restructuring activities. For the nine months ended September 30, 2010, the Company recorded $5 million in employee costs and $3 million in facility closure costs related to other restructuring activities.

PTE announced the closure and relocation of its rings facility in Wausau, WI to other facilities with available capacity during the second quarter of 2010. The Company recorded $2 million during the nine months ended September 30, 2010 in employee costs associated with this action. The expected completion date of this action is the third quarter of 2011.

GA committed to various actions during the second quarter of 2010, the most significant of which is the closure of its facility in Barcelona, Spain. The Company recorded $2 million during the nine months ended September 30, 2010 in employee costs associated with these committed actions. The expected completion date of this action is the fourth quarter of 2010.

PTE announced the closure and relocation of its ignition facility in Toledo, OH to other facilities with available capacity during the second quarter of 2010. The Company recorded $1 million during the nine months ended September 30, 2010 in employee costs associated with this action. The expected completion date of this action is the fourth quarter of 2010.

3.	OTHER INCOME (EXPENSE), NET

The specific components of “Other income (expense), net” are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(Millions of Dollars)

Foreign currency exchange	$(1)	$3	$(23)	$—
Adjustment of assets to fair value	1	(1)	(7)	(1)
Accounts receivable discount expense	(3)	(1)	(5)	(3)
Gain on sale of assets	—	—	2	—
Environmental claims settlements	—	—	—	12
Gain on sale of debt investment	—	—	—	8
Gain on involuntary conversion	—	—	—	7
Unrealized gain on hedge instruments	1	3	—	5
Other	3	5	11	8
	$1	$9	$(22)	$36

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

On January 8, 2010, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to repatriate U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. During the nine months ended September 30, 2010, the Company recorded $20 million in foreign currency exchange expense due to this change in the exchange rate. Based upon recent 2010 repatriations of cash, the Company believes that all amounts submitted to the Venezuelan government for repatriation prior to 2010 will be paid out at the “strategic” rate, with the remaining monetary assets being converted at the official rate of 4.3.

Adjustment of assets to fair value: The Company recorded $4 million in impairment charges during the second quarter of 2010, of which $3 million related to the identification of a Powertrain Energy facility where the Company’s assessment of future undiscounted cash flows, when compared to the current carrying value of the plant and equipment, indicated the assets were not fully recoverable. The Company determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements. The carrying value of these assets exceeded the resulting fair value by $3 million and an impairment charge was recorded for that amount. The remaining $1 million in impairment charges recorded during the second quarter of 2010 was made up of immaterial fixed assets impairments at several Company facilities.

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

Environmental claims settlements: The Company was a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Company prior to 1986. During the first nine months of 2009, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $12 million.

Gain on sale of debt investment: During the second quarter of 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain, which the Company recognized in other income.

Gain on involuntary conversion: During 2008, a fire occurred at a plant in Europe. The Company received insurance proceeds of $7 million during the second quarter of 2009, which were recognized as gains.

4.	FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of September 30, 2010 and December 31, 2009, unrealized net losses of $81 million and $50 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of September 30, 2010, losses of $37 million are expected to be reclassified from “Accumulated other comprehensive loss” to consolidated statement of operations within the next 12 months.

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

The Company had commodity price hedge contracts outstanding with combined notional values of $58 million and $28 million at September 30, 2010 and December 31, 2009, respectively, of which substantially all mature within one year. Of these outstanding contracts, $57 million and $26 million in combined notional values at September 30, 2010 and December 31, 2009, respectively, were designated as hedging instruments for accounting purposes. Unrealized net gains of $7 million and $5 million were recorded in “Accumulated other comprehensive loss” as of September 30, 2010 and December 31, 2009, respectively.

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

To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The Company had notional values of $19 million and $10 million of foreign currency hedge contracts outstanding at September 30, 2010 and December 31, 2009, respectively, of which all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Immaterial unrealized net losses were recorded in “Accumulated other comprehensive loss” as of September 30, 2010 and December 31, 2009.

Other

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Other income (expense), net.” Derivative gains and losses included in “Accumulated other comprehensive loss” for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Other income (expense), net” for outstanding hedges and “Cost of products sold” upon hedge maturity. The Company’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s sales during the nine months ended September 30, 2010. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives

	Balance Sheet Location	September 30 2010	December 31 2009	Balance Sheet Location	September 30 2010	December 31 2009
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(37)	$(34)
				Other noncurrent liabilities	(44)	(16)
Commodity contracts	Other current assets	10	6	Other current assets	(1)	(1)
		$10	$6		$(82)	$(51)

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$—	$1

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended September 30, 2010 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$(17)	Interest expense, net	$(10)		$—
Commodity contracts	9	Cost of products sold	2	Other income (expense), net	1
Foreign currency contracts	(1)		—		—
	$(9)		$(8)		$1

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended September 30, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Interest rate swap contracts	$(21)	Interest expense, net	$(10)

Commodity contracts	5	Cost of products sold	(2)
	$(16)		$(12)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Commodity contracts	Cost of products sold	$(2)

Commodity contracts	Other income (expense), net	3
		$1

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2010 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Interest rate swap contracts	$(59)	Interest expense, net	$(28)

Commodity contracts	7	Cost of products sold	5

Foreign currency contracts	1	Cost of products sold	1
	$(51)		$(22)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$(17)	Interest expense, net	$(27)		$—

Commodity contracts	17	Cost of products sold	(16)	Other income (expense), net	2

Foreign currency contracts	—	Cost of products sold	1		—
	$—		$(42)		$2

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Commodity contracts	Cost of products sold	$(6)

Commodity contracts	Other income (expense), net	3
		$(3)

5.	FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities remeasured and disclosed at fair value on a recurring basis are set forth in the table below:

	Asset		Valuation
	(Liability)	Level 2	Technique
	(Millions of Dollars)
September 30, 2010:
Interest rate swap contracts	$(81)	$(81)	C
Commodity contracts	9	9	C

December 31, 2009:
Interest rate swap contracts	$(50)	$(50)	C
Commodity contracts	6	6	C

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

Net inventories consist of the following:

	September 30	December 31
	2010	2009
	(Millions of Dollars)

Raw materials	$175	$151
Work-in-process	140	118
Finished products	630	630
	945	899
Inventory valuation allowance	(88)	(76)
	$857	$823

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets:
Customer relationships	$543	$(133)	$410	$525	$(104)	$421
Developed technology	115	(29)	86	115	(21)	94
	$658	$(162)	$496	$640	$(125)	$515

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill			$1,085			$1,073
Trademarks and brand names			356			354
			$1,441			$1,427

In June 2010, the Company acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash. The Company is in the process of allocating the purchase price in accordance with FASB ASC Topic 805, Business Combinations. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company has preliminarily recorded intangible assets of $15 million, $11 million and $2 million of definite-lived customer relationships, goodwill, and indefinite-lived trademarks and brand names, respectively, associated with this acquisition. This acquisition is included in the Powertrain Energy reporting segment.

During each of the three and nine months ended September 30, 2010 and 2009, the Company recorded amortization expense of $12 million and $37 million, respectively, associated with definite-lived intangible assets. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

The following is a rollforward of the Company’s goodwill and other intangible assets (net) for the nine months ended September 30, 2010:

	Goodwill	Other Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)
	(Millions of Dollars)

Balance at January 1, 2010	$1,073	$354	$515
Acquisition of the Daros Group	11	2	15
Amortization expense	—	—	(37)
Foreign currency	1	—	3
Balance at September 30, 2010	$1,085	$356	$496

8.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 13 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $223 million and $238 million at September 30, 2010 and December 31, 2009, respectively.

Equity earnings of non-consolidated affiliates were $6 million and $5 million for the three months ended September 30, 2010 and 2009, respectively, and $24 million and $9 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, these entities generated sales of approximately $453 million, net income of approximately $58 million and at September 30, 2010 had total net assets of approximately $487 million. Dividends received from non-consolidated affiliates by the Company for the nine months ended September 30, 2010 and 2009 were $27 million and $6 million, respectively. The Company does not hold a controlling interest in an entity based solely on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment (“OE”) and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

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

9.	ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

	September 30	December 31
	2010	2009
	(Millions of Dollars)

Accrued compensation	$199	$153
Accrued rebates	107	100
Non-income taxes payable	32	37
Restructuring liabilities	32	55
Accrued product returns	27	26
Accrued income taxes	22	23
Accrued professional services	15	11
Accrued warranty	3	3
Accrued Chapter 11 and U.K. Administration expenses	1	2
	$438	$410

10.	DEBT

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

Debt consists of the following:

	September 30	December 31
	2010	2009
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,906	1,921
Tranche C term loan	973	980
Debt discount	(102)	(119)
Other debt, primarily foreign instruments	79	75
	2,856	2,857
Less: short-term debt, including current maturities of long-term debt	(101)	(97)
Total long-term debt	$2,755	$2,760

Debt discount represents the excess of carrying value over fair value of the Debt Facilities recorded in conjunction with the Company’s application of fresh-start reporting at December 27, 2007, and is being amortized as interest expense over the terms of each of the underlying components of the Debt Facilities. During both the three and nine months ended September 30, 2010 and 2009, the Company recognized $6 million and $17 million, respectively, in interest expense associated with the amortization of this fair value adjustment.

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

The total commitment and amounts outstanding on the revolving credit facility are as follows:

	September 30	December 31
	2010	2009
	(Millions of Dollars)

Current Contractual Commitment	$540	$540

Outstanding:
Revolving credit facility	$—	$—
Letters of credit	—	—
Total outstanding	$—	$—

Borrowing Base on Revolving Credit Facility:
Current borrowings	$—	$—
Letters of credit	—	—
Available to borrow	538	470
Total borrowing base	$538	$470

The Company had $48 million and $50 million of letters of credit outstanding at September 30, 2010 and December 31, 2009, respectively, all pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

As of September 30, 2010 and December 31, 2009, the estimated fair values of the Company’s Debt Facilities were $2,533 million and $2,444 million, respectively. The estimated fair values were $244 million lower at September 30, 2010 and $338 million lower at December 31, 2009 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of September 30, 2010 and December 31, 2009. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

11.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world. Components of net periodic benefit cost (credit) for the three months ended September 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)
Service cost	$5	$6	$2	$2	$—	$—
Interest cost	15	16	4	5	5	8
Expected return on plan assets	(13)	(11)	(1)	(1)	—	—
Amortization of actuarial loss	7	8	—	—	—	—
Amortization of prior service credit	—	—	—	—	(4)	—
Curtailment gain	—	—	—	—	(24)	—
Net periodic benefit cost (credit)	$14	$19	$5	$6	$(23)	$8

Components of net periodic benefit cost (credit) for the nine months ended September 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)
Service cost	$16	$19	$6	$6	$—	$1
Interest cost	45	47	12	13	17	23
Expected return on plan assets	(37)	(32)	(3)	(2)	—	—
Amortization of actuarial loss	19	23	—	—	—	(1)
Amortization of prior service credit	—	—	—	—	(7)	—
Curtailment gain	—	—	—	—	(28)	—
Net periodic benefit cost (credit)	$43	$57	$15	$17	$(18)	$23

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. The Company continues to assess the accounting implications of these bills. See Note 12, Income Taxes, below for further discussion on the impact of these bills.

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan, which eliminated Other Postemployment Benefits for certain salaried and non-union hourly employees and retirees effective July 1, 2010. This amendment reduced the Company’s accumulated postemployment benefit obligation (“APBO”) by $135 million, of which $131 million is being amortized over the average remaining service lives of active participants (approximately 9 years). The remaining $4 million resulted in a curtailment gain, which was recognized in the consolidated statements of operations during the second quarter of 2010.

On July 23, 2010, as a result of the union negotiations with one of the Company’s U.S. manufacturing locations, Other Postemployment Benefits were eliminated for that location’s hourly union employees effective August 2, 2010. The reduction to the remaining active future service life of the active service participants of the U.S. Welfare Benefit Plan caused by this benefit elimination was significant enough to trigger a curtailment gain. The curtailment gain was calculated by applying the percentage reduction of the remaining active future service life to the prior service credits contained within “Accumulated other comprehensive loss” at the time of this benefit elimination. The Company recognized a $24 million curtailment gain in the consolidated statements of operations during the third quarter of 2010.

On June 25, 2010, the U.S. Government passed a pension funding relief bill in which the Company elected to participate. This election will reduce the Company’s 2010 pension contribution by $25 million, $15 million of which was realized in the third quarter of 2010, with the remaining $10 million to be realized in the fourth quarter of 2010.

12.	INCOME TAXES

For the nine months ended September 30, 2010, the Company recorded income tax expense of $18 million on income before income taxes of $138 million. This compares to an income tax benefit of $11 million on a loss before income taxes of $90 million in the same period of 2009. The income tax expense for the nine months ended September 30, 2010 differs from the U.S. statutory rate due primarily to foreign rates which differ from the U.S. rate, non-recognition of income tax benefits on certain operating losses, non-recognition of income tax expense on certain operating income due to the utilization of net operating losses with valuation allowances and the reversal of valuation allowances against net deferred tax assets of Belgium and Brazilian subsidiaries. The income tax benefit for the nine months ended September 30, 2009 differs from the U.S. statutory rate due primarily to foreign rates which differ from the U.S. statutory rate, non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions. This benefit includes $20 million due to the required intraperiod tax allocation in jurisdictions with a loss from continuing operations, other comprehensive income and a valuation allowance. This benefit was partially offset by tax expense in profitable jurisdictions.

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

Environmental Matters

The Company is a defendant in lawsuits filed, or the recipient of administrative orders issued or demand letters received, in various jurisdictions pursuant to the Federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (“CERCLA”) or other similar national, provincial or state environmental remedial laws. These laws provide that responsible parties may be liable to pay for remediating contamination resulting from hazardous substances that were discharged into the environment by them, by prior owners or occupants of property they currently own or operate, or by others to whom they sent such substances for treatment or other disposition at third party locations. The Company has been notified by the United States Environmental Protection Agency, other national environmental agencies, and various provincial and state agencies that it may be a potentially responsible party (“PRP”) under such laws for the cost of remediating hazardous substances pursuant to CERCLA and other national and state or provincial environmental laws. PRP designation often results in the funding of site investigations and subsequent remedial activities.

Many of the sites that are likely to be the costliest to remediate are often current or former commercial waste disposal facilities to which numerous companies sent wastes. Despite the potential joint and several liability which might be imposed on the Company under CERCLA and some of the other laws pertaining to these sites, the Company’s share of the total waste sent to these sites has generally been small. The Company believes its exposure for liability at these sites is limited.

The Company has also identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments and/or federal or state environmental laws. The Company is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of available information from site investigations and best professional judgment of consultants.

Total environmental liabilities, determined on an undiscounted basis, were $20 million and $22 million at September 30, 2010 and December 31, 2009, respectively, and are included in the consolidated balance sheets as follows:

	September 30	December 31
	2010	2009
	(Millions of Dollars)

Other current liabilities	$5	$7
Other accrued liabilities (noncurrent)	15	15
	$20	$22

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At September 30, 2010, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $44 million.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. ARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $27 million and $30 million as of September 30, 2010 and December 31, 2009, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both ARO and impairment issues.

Liabilities for ARO are included in the consolidated balance sheets as follows:

	September 30	December 31
	2010	2009
	(Millions of Dollars)

Other current liabilities	$11	$14
Other accrued liabilities (noncurrent)	16	16
	$27	$30

The Company has conditional asset retirement obligations ("CARO"), primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because the Company does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, the Company is currently unable to determine amounts to accrue for CARO at such sites.

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

14.	COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of Dollars)

Net income (loss) attributable to Federal-Mogul	$53	$10	$116	$(88)

Foreign currency translation adjustments and other	140	35	17	69

Hedge instruments	(2)	(4)	(29)	40
Income taxes	—	4	—	(12)
Hedge instruments, net of tax	(2)	—	(29)	28

Postemployment benefits	(29)	7	116	22
Income taxes	—	(2)	—	(8)
Postemployment benefits, net of tax	(29)	5	116	14

	$162	$50	$220	$23

15.	WARRANTS

On December 27, 2007, the Company issued 6,951,871 warrants to purchase common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of September 30, 2010.

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

The Company revalued the stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from “Other accrued liabilities” to “Additional paid-in capital” due to their equity award status. As these stock options are fully vested, no further expense related to these options will be recognized. The Company revalued the Deferred Compensation Agreement, which was also amended and restated on March 23, 2010, at September 30, 2010, resulting in a revised fair value of $7 million. Since this agreement provides for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of September 30, 2010 and through its eventual payout. During the three months ended September 30, 2010, the Company recognized immaterial income associated with Mr. Alapont’s Deferred Compensation Agreement. During the three months ended September 30, 2009, the Company recognized $6 million in expense associated with Mr. Alapont’s stock options and Deferred Compensation Agreement. During the nine months ended September 30, 2010 and 2009, the Company recognized $7 million and $13 million in expense associated with Mr. Alapont’s stock options and Deferred Compensation Agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	March 23, 2010	September 30, 2010
		Deferred
	Stock Options	Compensation

Valuation model	Black-Scholes	Monte Carlo
Expected volatility	58%	62%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life	1.18%	0.46%
Expected life (in years)	2.38	2.13

Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of comparable auto industry companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected lives. Expected dividend yield is zero as the Company has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected lives are equal to one-half of the time to the end of the term.

Stock Appreciation Rights

On February 22, 2010, the Company granted approximately 437,000 stock appreciation rights (“SARs”) to certain employees, of which approximately 20,000 SARs have been forfeited as of September 30, 2010. The SARs vest in equal annual installments over a period of three years and have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company valued the SARs at September 30, 2010, resulting in a fair value of $3 million. SARs expense for the three and nine months ended September 30, 2010 was immaterial and $1 million, respectively. The SARs fair value was estimated using the Black-Scholes valuation model with the following assumptions:

Exercise price	$17.16
Expected volatility	62%
Expected dividend yield	0%
Expected forfeitures	0%
Risk-free rate over the estimated expected life	0.67%
Expected life (in years)	2.91

Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of comparable auto industry companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected lives. Expected dividend yield is zero as the Company has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected forfeitures are zero as the Company has no historical experience with SARs; the impact of forfeitures is recognized by the Company upon occurrence. Expected life is the average of the time until the award is fully vested and the end of the term.

17.	INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
	(Millions of Dollars, Except Per Share Amounts)

Net income (loss) attributable to Federal-Mogul shareholders	$53	$10	$116	$(88)

Weighted average shares outstanding, basic (in millions)	98.9	98.9	98.9	98.9

Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.5	0.4	0.5	0.4

Weighted average shares outstanding, including dilutive shares (in millions)	99.4	99.3	99.4	99.3

Net income (loss) per share attributable to Federal-Mogul:
Basic	$0.54	$0.10	$1.17	$(0.89)
Diluted	$0.53	$0.10	$1.17	$(0.89)

The Company recognized a loss for the nine months ended September 30, 2009. As a result, diluted loss per common share is the same as basic loss per common share as any potentially dilutive securities would reduce the loss per common share.

Options and warrants to purchase 4,000,000 and 6,951,871 common shares, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common shares during the three and nine months ended September 30, 2010 and 2009, respectively.

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

The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA most closely approximates the cash flow associated with the operational earnings of the Company and uses Operational EBITDA to measure the performance of its operations. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains.

Net sales, cost of products sold and gross margin information by reporting segment were as follows:

	Three Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Margin
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)

Powertrain Energy	$469	$370	$415	$336	$54	$34
Powertrain Sealing and Bearings	271	209	244	199	27	10
Vehicle Safety and Protection	231	208	172	159	59	49
Global Aftermarket	573	593	473	474	100	119
Corporate	—	—	2	—	(2)	—
	$1,544	$1,380	$1,306	$1,168	$238	$212

	Nine Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Margin
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)

Powertrain Energy	$1,359	$999	$1,192	$925	$167	$74
Powertrain Sealing and Bearings	820	576	736	574	84	2
Vehicle Safety and Protection	693	545	509	416	184	129
Global Aftermarket	1,759	1,802	1,425	1,439	334	363
Corporate	—	—	3	1	(3)	(1)
	$4,631	$3,922	$3,865	$3,355	$766	$567

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to net income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
	(Millions of Dollars)		(Millions of Dollars)

Powertrain Energy	$66	$47	$207	$105
Powertrain Sealing and Bearings	24	8	76	3
Vehicle Safety and Protection	56	49	173	125
Global Aftermarket	65	82	224	245
Corporate	(47)	(47)	(179)	(136)
Total Operational EBITDA	164	139	501	342

Interest expense, net	(32)	(33)	(98)	(100)
Depreciation and amortization	(82)	(82)	(244)	(241)
OPEB curtailment gains (Note11)	24	—	28	—
Restructuring, net	(1)	1	(7)	(38)
Expense associated with U.S. based funded pension plans	(13)	(17)	(39)	(50)
Adjustment of assets to fair value	1	(1)	(7)	(1)
Income tax (expense) benefit	(6)	6	(18)	11
Other	(1)	2	4	(2)
Net income (loss)	$54	$15	$120	$(79)

Total assets by reporting segment were as follows:

	September 30	December 31
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$1,812	$1,696
Powertrain Sealing and Bearings	869	830
Vehicle Safety and Protection	1,666	1,626
Global Aftermarket	1,981	1,970
Corporate	999	1,005
	$7,327	$7,127

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

Overview

Federal-Mogul Corporation is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) of automotive, light commercial, heavy-duty, industrial, agricultural, aerospace, marine, rail, and off-road vehicles, as well as the worldwide aftermarket. During the nine months ended September 30, 2010, the Company derived 62% of its sales from the OEM market and 38% from the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the nine months ended September 30, 2010, the Company derived 40% of its sales in the United States and 60% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

Results of Operations

Consolidated Results – Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Net sales by reporting segment were:

	Three Months Ended September 30
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$469	$370
Powertrain Sealing and Bearings	271	209
Vehicle Safety and Protection	231	208
Global Aftermarket	573	593
	$1,544	$1,380

The percentage of net sales by group and region for the three months ended September 30, 2010 and 2009 are listed below. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2010
United States and Canada	23%	36%	32%	64%	42%
Europe	56%	48%	44%	22%	40%
Rest of World	21%	16%	24%	14%	18%

2009
United States and Canada	20%	34%	26%	64%	42%
Europe	61%	53%	53%	22%	42%
Rest of World	19%	13%	21%	14%	16%

Cost of products sold by reporting segment was:

	Three Months Ended September 30
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$415	$336
Powertrain Sealing and Bearings	244	199
Vehicle Safety and Protection	172	159
Global Aftermarket	473	474
Corporate	2	—
	$1,306	$1,168

Gross margin by reporting segment was:

	Three Months Ended September 30
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$54	$34
Powertrain Sealing and Bearings	27	10
Vehicle Safety and Protection	59	49
Global Aftermarket	100	119
Corporate	(2)	—
	$238	$212

Net sales increased by $164 million, or 12%, to $1,544 million for the third quarter of 2010 from $1,380 million in the same period of 2009. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $44 million.

In general, light and commercial vehicle OE production increased in all regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $224 million. Aftermarket sales decreased by $4 million due to $6 million in reduced sales in Venezuela as a direct consequence of currency restrictions, partially offset by net sales gains of $2 million in all other regions. Net customer price decreases were $12 million.

Cost of products sold increased by $138 million to $1,306 million for the third quarter of 2010 compared to $1,168 million in the same period of 2009. This was due to an increase in manufacturing, labor and variable overhead costs of $172 million as a direct consequence of the higher production volumes, unfavorable productivity, net of labor and benefits inflation, of $4 million, increased depreciation expense of $2 million and increased pension expense of $1 million, partially offset by currency movements of $34 million, and materials and services sourcing savings of $7 million.

Gross margin increased by $26 million to $238 million, or 15.4% of sales, for the third quarter of 2010 compared to $212 million, or 15.4% of sales, in the same period of 2009. Net customer price decreases of $12 million, currency movements of $10 million, unfavorable productivity, net of labor and benefits inflation, of $4 million, increased depreciation expense of $2 million and increased pension expense of $1 million were more than offset by sales volume increases, which increased gross margin by $48 million, and materials and services sourcing savings of $7 million.

Reporting Segment Results – Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the three months ended September 30, 2010 compared with the three months ended September 30, 2009 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended September 30, 2009	$370	$209	$208	$593	$—	$1,380
Sales volumes	119	72	33	(4)	—	220
Customer pricing	(1)	—	(2)	(9)	—	(12)
Foreign currency	(19)	(10)	(8)	(7)	—	(44)
Three months ended September 30, 2010	$469	$271	$231	$573	$—	$1,544

	PTE	PTSB	VSP	GA	Corporate	Total
Cost of Products Sold
Three months ended September 30, 2009	$336	$199	$159	$474	$—	$1,168
Sales volumes / mix	92	48	23	9	—	172
Productivity, net of inflation	(1)	6	(4)	1	2	4
Materials and services sourcing	1	(1)	(1)	(6)	—	(7)
Pension	—	—	—	—	1	1
Depreciation	1	1	—	—	—	2
Foreign currency	(14)	(9)	(5)	(5)	(1)	(34)
Three months ended September 30, 2010	$415	$244	$172	$473	$2	$1,306

	PTE	PTSB	VSP	GA	Corporate	Total
Gross Margin
Three months ended September 30, 2009	$34	$10	$49	$119	$—	$212
Sales volumes / mix	27	24	10	(13)	—	48
Customer pricing	(1)	—	(2)	(9)	—	(12)
Productivity, net of inflation	1	(6)	4	(1)	(2)	(4)
Materials and services sourcing	(1)	1	1	6	—	7
Pension	—	—	—	—	(1)	(1)
Depreciation	(1)	(1)	—	—	—	(2)
Foreign currency	(5)	(1)	(3)	(2)	1	(10)
Three months ended September 30, 2010	$54	$27	$59	$100	$(2)	$238

	PTE	PTSB	VSP	GA	Corporate	Total
Operational EBITDA
Three months ended September 30, 2009	$47	$8	$49	$82	$(47)	$139
Sales volumes / mix	27	24	10	(13)	—	48
Customer pricing	(1)	—	(2)	(9)	—	(12)
Productivity – Cost of products sold	1	(6)	4	(1)	(2)	(4)
Productivity – SG&A	(4)	(3)	(2)	1	(3)	(11)
Productivity – Other	—	—	—	—	(3)	(3)
Sourcing – Cost of products sold	(1)	1	1	6	—	7
Sourcing – SG&A	—	—	—	—	2	2
Sourcing – Other	—	—	—	—	(2)	(2)
Equity earnings of non-consolidated affiliates	1	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	6	6
Foreign currency	(5)	(1)	(4)	(1)	(2)	(13)
Other	1	1	—	—	4	6
Three months ended September 30, 2010	$66	$24	$56	$65	$(47)	$164
Interest expense, net						(32)
Depreciation and amortization						(82)
Restructuring, net						(1)
Expense associated with U.S. based funded pension plans						(13)
OPEB curtailment gains						24
Adjustment of assets to fair value						1
Income tax expense						(6)
Other						(1)
Net income						$54

Powertrain Energy

Sales increased by $99 million, or 27%, to $469 million for the third quarter of 2010 from $370 million in the same period of 2009. Sales volumes increased by $119 million due to OE production volume increases and market share gains in all regions. PTE generates approximately 75% of its revenue outside the United States and the resulting currency movements decreased sales by $19 million. Continued customer pricing pressure reduced sales by $1 million.

Cost of products sold increased by $79 million to $415 million for the third quarter of 2010 compared to $336 million in the same period of 2009. This was due to a $92 million increase directly associated with increased sales volume, unfavorable materials and services sourcing of $1 million and increased depreciation expense of $1 million, partially offset by currency movements of $14 million and favorable productivity, in excess of labor and benefits inflation, of $1 million.

Gross margin increased by $20 million to $54 million, or 11.5% of sales, for the third quarter of 2010 compared to $34 million, or 9.2% of sales, for the third quarter of 2009. The increase was due to improved sales volumes, which increased gross margin by $27 million, and favorable productivity, in excess of labor and benefits inflation, of $1 million, partially offset by currency movements of $5 million, customer price decreases of $1 million, unfavorable materials and services sourcing of $1 million and increased depreciation expense of $1 million.

Operational EBITDA increased by $19 million to $66 million for the third quarter of 2010 from $47 million in the same period of 2009. The impact of increased sales volumes of $27 million, improved equity earnings of non-consolidated affiliates of $1 million and other increases of $1 million were partially offset by currency movements of $5 million, unfavorable productivity, net of labor and benefits inflation, of $3 million, unfavorable materials and services sourcing of $1 million and customer price decreases of $1 million.

Powertrain Sealing and Bearings

Sales increased by $62 million, or 30%, to $271 million for the third quarter of 2010 from $209 million in the same period of 2009. Sales volumes increased by $72 million due to OE production volume increases and market share gains in all regions. Approximately 65% of PTSB’s revenues are generated outside the United States and the resulting currency movements decreased sales by $10 million.

Cost of products sold increased by $45 million to $244 million for the third quarter of 2010 compared to $199 million in the same period of 2009. This was due to a $48 million increase directly associated with the increased sales, unfavorable productivity, net of labor and benefits inflation, of $6 million and increased depreciation expense of $1 million, partially offset by currency movements of $9 million and favorable materials and services sourcing of $1 million.

Gross margin increased by $17 million to $27 million, or 10.0% of sales, for the third quarter of 2010 compared to $10 million, or 4.8% of sales, for the third quarter of 2009. The increase was due to improved sales volumes, which increased gross margin by $24 million, and materials and services sourcing improvements of $1 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $6 million, increased depreciation of $1 million and currency movements of $1 million.

Operational EBITDA increased by $16 million to $24 million for the third quarter of 2010 from $8 million in the same period of 2009. This was due to the favorable impact of sales volumes increases of $24 million, favorable materials and services sourcing of $1 million and other increases of $1 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $9 million and currency movements of $1 million.

Vehicle Safety and Protection

Sales increased by $23 million, or 11%, to $231 million for the third quarter of 2010 from $208 million in the same period of 2009. Sales volumes rose by $33 million due to increased OE production and market share gains in all regions. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements decreased sales by $8 million. Continued customer pricing pressure reduced sales by $2 million.

Cost of products sold increased by $13 million to $172 million for the third quarter of 2010 compared to $159 million in the same period of 2009. This was due to a $23 million increase directly associated with the increased sales volume. This increase was partly offset by currency movements of $5 million, favorable productivity, in excess of labor and benefits inflation, of $4 million and favorable materials and services sourcing of $1 million.

Gross margin increased by $10 million to $59 million, or 25.5% of sales, for the third quarter of 2010 compared to $49 million, or 23.6% of sales, for the third quarter of 2009. This increase was due to improved sales volume, which increased gross margin by $10 million, favorable productivity, in excess of labor and benefits inflation, of $4 million and favorable materials and services sourcing of $1 million, partially offset by currency movements of $3 million and customer price decreases of $2 million.

Operational EBITDA increased by $7 million to $56 million for the third quarter of 2010 from $49 million in the same period of 2009. The increase was due to the impact of increased sales volumes of $10 million, favorable productivity, in excess of labor and benefits inflation, of $2 million and favorable material and services sourcing of $1 million, partially offset by currency movements of $4 million and customer price decreases of $2 million.

Global Aftermarket

Sales decreased by $20 million, or 3%, to $573 million for the third quarter of 2010, from $593 million in the same period of 2009. This decrease was due to $4 million in decreased sales volumes due to $6 million in reduced sales in Venezuela as a direct consequence of currency restrictions, partially offset by net sales gains of $2 million in all other regions, foreign currency movements of $7 million and customer price decreases of $9 million.

Cost of products sold decreased by $1 million to $473 million for the third quarter of 2010 compared to $474 million in the same period of 2009. This was due to a $9 million increase directly associated with an unfavorable sales mix and unfavorable productivity, net of labor and benefits inflation, of $1 million, partially offset by favorable materials and services sourcing of $6 million and currency movements of $5 million.

Gross margin decreased by $19 million to $100 million, or 17.5% of sales, for the third quarter of 2010 compared to $119 million, or 20.1% of sales, in the same period of 2009. This decrease was due to decreased sales volume and an unfavorable sales mix, which decreased gross margin by $13 million, customer price decreases of $9 million, currency movements of $2 million and unfavorable productivity, net of labor and benefits inflation, of $1 million, partially offset by favorable materials and services sourcing of $6 million.

Operational EBITDA decreased by $17 million to $65 million for the third quarter of 2010 from $82 million in the same period of 2009. This was due to decreased sales volume and an unfavorable sales mix of $13 million, customer price decreases of $9 million and currency movements of $1 million, partially offset by favorable materials and services sourcing of $6 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $164 million, or 10.6% of net sales, for the third quarter of 2010 as compared to $173 million, or 12.5% of net sales, for the same quarter of 2009. This $9 million decrease was due to reduced stock-based compensation expense of $6 million, currency movements of $5 million, favorable materials and services sourcing of $2 million, decreased pension expense of $2 million and other decreases of $6 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $11 million and increased depreciation of $1 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $39 million for the third quarter of 2010 compared with $36 million for the same period in 2009. As a percentage of OE sales, R&D was 4.0% and 4.6% for the quarters ended September 30, 2010 and 2009, respectively.

OPEB Curtailment Gains

On July 23, 2010, as a result of the union negotiations with one of the Company’s U.S. manufacturing locations, Other Postemployment Benefits were eliminated for that location’s hourly union employees effective August 2, 2010. The reduction to the remaining active future service life of the active service participants of the U.S. Welfare Benefit Plan caused by this benefit elimination was significant enough to trigger a curtailment gain. The curtailment gain was calculated by applying the percentage reduction of the remaining active future service life to the prior service credits contained within “Accumulated other comprehensive loss” at the time of this benefit elimination. The Company recognized a $24 million curtailment gain during the third quarter of 2010.

Interest Expense, Net

Net interest expense was $32 million in the third quarter of 2010 compared to $33 million for the third quarter of 2009.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended September 30, 2010:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of dollars)

Balance at June 30, 2010	$13	$11	$3	$5	$3	$35
Provisions	1	2	—	—	—	3
Reversals	(1)	(1)	—	—	—	(2)
Payments	(1)	(5)	—	—	—	(6)
Foreign currency	1	1	—	—	—	2
Balance at September 30, 2010	$13	$8	$3	$5	$3	$32

Other Income (Expense), Net

Other income (expense), net was $1 million in the third quarter of 2010 compared to $9 million for the third quarter of 2009.

Income Taxes

For the three months ended September 30, 2010, the Company recorded income tax expense of $6 million on income before income taxes of $60 million. This compares to an income tax benefit of $6 million on income before income taxes of $9 million in the same period of 2009. The income tax expense for the three months ended September 30, 2010 differs from the U.S. statutory rate due primarily to foreign rates which differ from the U.S. rate, non-recognition of income tax benefits on certain operating losses, non-recognition of income tax expense on certain operating income due to the utilization of net operating losses with valuation allowances and the reversal of a valuation allowance against net deferred tax assets of a Brazilian subsidiary. The income tax benefit for the three months ended September 30, 2009 differs from the U.S. statutory rate due primarily to foreign rates which differ from the U.S. statutory rate, non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions. This benefit includes $7 million due to the required intraperiod tax allocation in jurisdictions with a loss from continuing operations, other comprehensive income and a valuation allowance. This benefit was partially offset by tax expense in profitable jurisdictions.

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

Consolidated Results – Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

Net sales by reporting segment were:

	Nine Months Ended September 30
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$1,359	$999
Powertrain Sealing and Bearings	820	576
Vehicle Safety and Protection	693	545
Global Aftermarket	1,759	1,802
	$4,631	$3,922

The percentage of net sales by group and region for the nine months ended September 30, 2010 and 2009 are listed below. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2010
United States and Canada	22%	35%	30%	65%	42%
Europe	58%	50%	48%	21%	41%
Rest of World	20%	15%	22%	14%	17%

2009
United States and Canada	20%	32%	27%	65%	44%
Europe	63%	55%	55%	20%	41%
Rest of World	17%	13%	18%	15%	15%

Cost of products sold by reporting segment was:

	Nine Months Ended September 30
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$1,192	$925
Powertrain Sealing and Bearings	736	574
Vehicle Safety and Protection	509	416
Global Aftermarket	1,425	1,439
Corporate	3	1
	$3,865	$3,355

Gross margin by reporting segment was:

	Nine Months Ended September 30
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$167	$74
Powertrain Sealing and Bearings	84	2
Vehicle Safety and Protection	184	129
Global Aftermarket	334	363
Corporate	(3)	(1)
	$766	$567

Net sales increased by $709 million, or 18%, to $4,631 million for the nine months ended September 30, 2010 from $3,922 million in the same period of 2009. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $14 million.

In general, light and commercial vehicle OE production increased in all regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $800 million. Aftermarket sales fell by $42 million due to $45 million in reduced sales in Venezuela as a direct consequence of currency restrictions, partially offset by net sales gains of $3 million in all other regions. Net customer price decreases were $35 million.

Cost of products sold increased by $510 million to $3,865 million for the nine months ended September 30, 2010 compared to $3,355 million in the same period of 2009. This increase was primarily due to an increase in manufacturing, labor and variable overhead costs of $584 million as a direct consequence of the higher production volumes, currency movements of $13 million and increased depreciation of $3 million, partially offset by materials and services sourcing savings of $59 million, productivity and operational efficiency, in excess of labor and benefits inflation, of $28 million and decreased pension expense of $3 million.

Gross margin increased by $199 million to $766 million, or 16.5% of sales, for the nine months ended September 30, 2010 compared to $567 million, or 14.5% of sales, in the same period of 2009. Net customer price decreases of $35 million, currency movements of $27 million and increased depreciation of $3 million were more than offset by sales volume increases, which increased gross margin by $174 million, materials and services sourcing savings of $59 million, productivity and operational efficiency, in excess of labor and benefits inflation, of $28 million and decreased pension expense of $3 million.

Reporting Segment Results–Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Nine months ended September 30, 2009	$999	$576	$545	$1,802	$—	$3,922
Sales volumes	382	257	161	(42)	—	758
Customer pricing	(9)	(4)	(9)	(13)	—	(35)
Foreign currency	(13)	(9)	(4)	12	—	(14)
Nine months ended September 30, 2010	$1,359	$820	$693	$1,759	$—	$4,631

	PTE	PTSB	VSP	GA	Corporate	Total
Cost of Products Sold
Nine months ended September 30, 2009	$925	$574	$416	$1,439	$1	$3,355
Sales volumes / mix	282	181	120	1	—	584
Productivity, net of inflation	(20)	(4)	(12)	3	5	(28)
Materials and services sourcing	(4)	(15)	(16)	(24)	—	(59)
Pension	—	—	—	—	(3)	(3)
Depreciation	2	3	(2)	—	—	3
Foreign currency	7	(3)	3	6	—	13
Nine months ended September 30, 2010	$1,192	$736	$509	$1,425	$3	$3,865

	PTE	PTSB	VSP	GA	Corporate	Total
Gross Margin
Nine months ended September 30, 2009	$74	$2	$129	$363	$(1)	$567
Sales volumes / mix	100	76	41	(43)	—	174
Customer pricing	(9)	(4)	(9)	(13)	—	(35)
Productivity, net of inflation	20	4	12	(3)	(5)	28
Materials and services sourcing	4	15	16	24	—	59
Pension	—	—	—	—	3	3
Depreciation	(2)	(3)	2	—	—	(3)
Foreign currency	(20)	(6)	(7)	6	—	(27)
Nine months ended September 30, 2010	$167	$84	$184	$334	$(3)	$766

	PTE	PTSB	VSP	GA	Corporate	Total
Operational EBITDA
Nine months ended September 30, 2009	$105	$3	$125	$245	$(136)	$342
Sales volumes / mix	100	76	41	(43)	—	174
Customer pricing	(9)	(4)	(9)	(13)	—	(35)
Productivity – Cost of products sold	20	4	12	(3)	(5)	28
Productivity – SG&A	(8)	(6)	(5)	6	2	(11)
Productivity – Other	2	(3)	—	—	(10)	(11)
Sourcing – Cost of products sold	4	15	16	24	—	59
Sourcing – SG&A	—	—	—	—	4	4
Sourcing – Other	—	(2)	—	—	(5)	(7)
Equity earnings of non-consolidated affiliates	12	—	1	2	—	15
Stock-based compensation expense	—	—	—	—	6	6
Gain on sale of debt investment	—	—	—	—	(8)	(8)
Foreign currency	(19)	(1)	(8)	5	(25)	(48)
Other	—	(6)	—	1	(2)	(7)
Nine months ended September 30, 2010	$207	$76	$173	$224	$(179)	$501
Interest expense, net						(98)
Depreciation and amortization						(244)
Restructuring, net						(7)
Expense associated with U.S. based funded pension plans						(39)
OPEB curtailment gains						28
Adjustment of assets to fair value						(7)
Income tax expense						(18)
Other						4
Net income						$120

Powertrain Energy

Sales increased by $360 million, or 36%, to $1,359 million for the nine months ended September 30, 2010 from $999 million in the same period of 2009. Sales volumes increased by $382 million due to OE production volume increases and market share gains in all regions. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements decreased sales by $13 million. Continued customer pricing pressure reduced sales by $9 million.

Cost of products sold increased by $267 million to $1,192 million for the nine months ended September 30, 2010 compared to $925 million in the same period of 2009. This was primarily due to a $282 million increase directly associated with increased sales volume, increased depreciation of $2 million and currency movements of $7 million. These increases were partially offset by favorable productivity, in excess of labor and benefits inflation, of $20 million, and materials and services sourcing savings of $4 million.

Gross margin increased by $93 million to $167 million, or 12.3% of sales, for the nine months ended September 30, 2010 compared to $74 million, or 7.4% of sales, for the same period of 2009. The increase was due to improved sales volumes, which increased gross margin by $100 million, favorable productivity in excess of labor and benefits inflation of $20 million, and materials and services sourcing improvements of $4 million, partially offset by currency movements of $20 million, customer price decreases of $9 million and increased depreciation of $2 million.

Operational EBITDA increased by $102 million to $207 million for the nine months ended September 30, 2010 from $105 million in the same period of 2009. The impact of increased sales volumes of $100 million, favorable productivity, in excess of labor and benefits inflation, of $14 million, improved equity earnings of non-consolidated affiliates of $12 million, and favorable materials and services sourcing of $4 million were partially offset by currency movements of $19 million and customer price decreases of $9 million.

Powertrain Sealing and Bearings

Sales increased by $244 million, or 42%, to $820 million for the nine months ended September 30, 2010 from $576 million in the same period of 2009. Sales volumes increased by $257 million due to OE production volume increases and market share gains in all regions. Approximately 65% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements decreased sales by $9 million. Continued customer pricing pressure reduced sales by $4 million.

Cost of products sold increased by $162 million to $736 million for the nine months ended September 30, 2010 compared to $574 million in the same period of 2009. This was primarily due to a $181 million increase directly associated with the increased sales and increased depreciation of $3 million, partially offset by favorable materials and services sourcing of $15 million, favorable productivity, in excess of labor and benefits inflation, of $4 million and currency movements of $3 million.

Gross margin increased by $82 million to $84 million, or 10.2% of sales, for the nine months ended September 30, 2010 compared to $2 million, or 0.3% of sales, for the same period of 2009. The increase was due to improved sales volumes, which increased gross margin by $76 million, materials and services sourcing improvements of $15 million and favorable productivity, in excess of labor and benefits inflation, of $4 million, partially offset by currency movements of $6 million, customer price decreases of $4 million and increased depreciation of $3 million.

Operational EBITDA increased by $73 million to $76 million for the nine months ended September 30, 2010 from $3 million in the same period of 2009. This was due to the favorable impact of sales volumes increases of $76 million, and materials and services sourcing savings of $13 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $5 million, customer price decreases of $4 million, foreign currency movements of $1 million and other decreases of $6 million.

Vehicle Safety and Protection

Sales increased by $148 million, or 27%, to $693 million for the nine months ended September 30, 2010 from $545 million in the same period of 2009. Sales volumes rose by $161 million due to increased OE production and market share gains in all regions. Continued customer pricing pressure reduced sales by $9 million. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements decreased sales by $4 million.

Cost of products sold increased by $93 million to $509 million for the nine months ended September 30, 2010 compared to $416 million in the same period of 2009. This was primarily due to a $120 million increase directly associated with increased sales volume and currency movements of $3 million. These increases were partially offset by materials and services sourcing savings of $16 million, favorable productivity, in excess of labor and benefits inflation, of $12 million and decreased depreciation of $2 million.

Gross margin increased by $55 million to $184 million, or 26.6% of sales, for the nine months ended September 30, 2010 compared to $129 million, or 23.7% of sales, for the identical period in 2009. This increase was due to improved sales volumes, which increased gross margin by $41 million, materials and services sourcing improvements of $16 million, favorable productivity, in excess of labor and benefits inflation, of $12 million and decreased depreciation of $2 million, partially offset by customer price decreases of $9 million and currency movements of $7 million.

Operational EBITDA increased by $48 million to $173 million for the nine months ended September 30, 2010 from $125 million in the same period of 2009. This was due to the favorable impact of sales volumes increases of $41 million, materials and services sourcing savings of $16 million, favorable productivity, in excess of labor and benefits inflation, of $7 million and improved equity earnings of non-consolidated affiliates of $1 million, partially offset by customer price decreases of $9 million and currency movements of $8 million.

Global Aftermarket

Sales decreased by $43 million, or 2%, to $1,759 million for the nine months ended September 30, 2010, from $1,802 million in the same period of 2009. This change was due to decreased sales volumes of $42 million due to $45 million in reduced sales in Venezuela as a direct consequence of currency restrictions, partially offset by net sales gains of $3 million in all other regions, and customer price decreases of $13 million, partially offset by currency movements of $12 million.

Cost of products sold decreased by $14 million to $1,425 million for the nine months ended September 30, 2010 compared to $1,439 million in the same period of 2009. This decrease was due to favorable materials and services sourcing of $24 million. These decreases were partially offset by currency movements of $6 million, unfavorable productivity, net of labor and benefits inflation, of $3 million and a $1 million increase directly associated with an unfavorable sales mix that was mostly offset by a decline in sales volume.

Gross margin decreased by $29 million to $334 million, or 19.0% of sales, for the nine months ended September 30, 2010 compared to $363 million, or 20.1% of sales, in the same period of 2009. This decrease was due to lower sales volumes and unfavorable sales mix, which decreased gross margin by $43 million, customer price decreases of $13 million and unfavorable productivity, net of labor and benefits inflation, of $3 million, partially offset by favorable materials and services sourcing of $24 million and currency movements of $6 million.

Operational EBITDA decreased by $21 million to $224 million for the nine months ended September 30, 2010 from $245 million in the same period of 2009. This decrease was due to the unfavorable impact of lower sales volumes and sales mix of $43 million and customer price decreases of $13 million, partially offset by favorable materials and services sourcing of $24 million, currency movements of $5 million, improved productivity, in excess of labor and benefits inflation, of $3 million, improved equity earnings of non-consolidated affiliates of $2 million and other increases of $1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $516 million, or 11.1% of net sales, for the nine months ended September 30, 2010 as compared to $527 million, or 13.4% of net sales, for the same period of 2009. This $11 million decrease was due to reduced pension expense of $6 million, favorable materials and services sourcing of $4 million and other reductions of $13 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $11 million and increased depreciation of $1 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $116 million for the nine months ended September 30, 2010 compared with $105 million for the same period in 2009. As a percentage of OE sales, R&D was 4.0% and 5.0% for the nine months ended September 30, 2010 and 2009, respectively.

OPEB Curtailment Gains

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan, which eliminated Other Postemployment Benefits for certain salaried and non-union hourly employees and retirees effective July 1, 2010. This amendment reduced the Company’s accumulated postemployment benefit obligation (“APBO”) by $135 million, of which $131 million is being amortized over the average remaining service lives of active participants (approximately 9 years). The remaining $4 million resulted in a curtailment gain, which was recognized during the second quarter of 2010.

On July 23, 2010, as a result of the union negotiations with one of the Company’s U.S. manufacturing locations, Other Postemployment Benefits were eliminated for that location’s hourly union employees effective August 2, 2010. The reduction to the remaining active future service life of the active service participants of the U.S. Welfare Benefit Plan caused by this benefit elimination was significant enough to trigger a curtailment gain. The curtailment gain was calculated by applying the percentage reduction of the remaining active future service life to the prior service credits contained within “Accumulated other comprehensive loss” at the time of this benefit elimination. The Company recognized a $24 million curtailment gain during the third quarter of 2010.

Interest Expense, Net

Net interest expense was $98 million in the nine months ended September 30, 2010 compared to $100 million for the comparable period of 2009.

Restructuring Activities

The following is a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the nine months ended September 30, 2010:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2009	$19	$24	$5	$4	$3	$55
Provisions	—	1	—	1	—	2
Reversals	(1)	—	—	—	—	(1)
Payments	(3)	(5)	(3)	(1)	—	(12)
Foreign currency	(1)	(1)	—	—	—	(2)
Balance at March 31, 2010	14	19	2	4	3	42
Provisions	4	2	1	2	—	9
Reversals	(1)	(3)	—	—	—	(4)
Payments	(2)	(5)	—	(1)	—	(8)
Foreign currency	(2)	(2)	—	—	—	(4)
Balance at June 30, 2010	13	11	3	5	3	35
Provisions	1	2	—	—	—	3
Reversals	(1)	(1)	—	—	—	(2)
Payments	(1)	(5)	—	—	—	(6)
Foreign currency	1	1	—	—	—	2
Balance at September 30, 2010	$13	$8	$3	$5	$3	$32

Other Income (Expense), Net

Other income (expense), net was $(22) million in the nine months ended September 30, 2010 compared to $36 million for the same period of 2009.

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

On January 8, 2010, the official exchange rate was set by the Venezuelan government at 4.3 bolivars per U.S. dollar, except for certain “strategic industries” that are permitted to repatriate U.S. dollars at the rate of 2.6 bolivars per U.S. dollar. During the nine months ended September 30, 2010, the Company recorded $20 million in foreign currency exchange expense due to this change in the exchange rate. Based upon recent 2010 repatriations of cash, the Company believes that all amounts submitted to the Venezuelan government for repatriation prior to 2010 will be paid out at the “strategic” rate, with the remaining monetary assets being converted at the official rate of 4.3.

Adjustment of assets to fair value: The Company recorded $4 million in impairment charges during the second quarter of 2010, of which $3 million related to the identification of a Powertrain Energy facility where the Company’s assessment of future undiscounted cash flows, when compared to the current carrying value of the plant and equipment, indicated the assets were not fully recoverable. The Company determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with other long-lived asset fair value measurements. The carrying value of these assets exceeded the resulting fair value by $3 million and an impairment charge was recorded for that amount. The remaining $1 million in impairment charges recorded during the second quarter of 2010 was made up of immaterial fixed assets impairments at several Company facilities.

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

Environmental claims settlements: The Company was a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Company prior to 1986. During the first nine months of 2009, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $12 million.

Gain on sale of debt investment: During the second quarter of 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain, which the Company recognized in other income.

Gain on involuntary conversion: During 2008, a fire occurred at a plant in Europe. The Company received insurance proceeds of $7 million during the second quarter of 2009, which were recognized as gains.

Income Taxes

For the nine months ended September 30, 2010, the Company recorded income tax expense of $18 million on income before income taxes of $138 million. This compares to an income tax benefit of $11 million on a loss before income taxes of $90 million in the same period of 2009. The income tax expense for the nine months ended September 30, 2010 differs from the U.S. statutory rate due primarily to foreign rates which differ from the U.S. rate, non-recognition of income tax benefits on certain operating losses, non-recognition of income tax expense on certain operating income due to the utilization of net operating losses with valuation allowances and the reversal of valuation allowances against net deferred tax assets of Belgium and Brazilian subsidiaries. The income tax benefit for the nine months ended September 30, 2009 differs from the U.S. statutory rate due primarily to foreign rates which differ from the U.S. statutory rate, non-recognition of income tax benefits on certain operating losses and non-deductible items in various jurisdictions. This benefit includes $20 million due to the required intraperiod tax allocation in jurisdictions with a loss from continuing operations, other comprehensive income and a valuation allowance. This benefit was partially offset by tax expense in profitable jurisdictions.

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

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $255 million for the nine months ended September 30, 2010 compared to cash provided by operating activities of $48 million for the comparable period of 2009. The difference in year-over-year performance is largely attributable to increased earnings and movements in working capital, particularly the relative timing of payments to suppliers. Furthermore, although sales volumes have risen significantly, improvements in cash collections have resulted in a far lower increase in accounts receivable than would otherwise have occurred.

On June 25, 2010, the U.S. Government passed a pension funding relief bill in which the Company elected to participate. This election will reduce the Company’s 2010 pension contribution by $25 million, $15 million of which was realized in the third quarter of 2010, with the remaining $10 million to be realized in the fourth quarter of 2010.

Cash flow used by investing activities was $203 million for the nine months ended September 30, 2010 compared to cash used by investing activities of $137 million for the comparable period of 2009. Capital expenditures were $166 million for the nine months ended September 30, 2010 compared to $146 million for the comparable period of 2009, reflecting a stable capital investment pattern as existing capacity is being utilized to support growth.

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

Cash flow used by financing activities was $33 million for the nine months ended September 30, 2010 compared to cash used by financing activities of $34 million for the comparable period of 2009.

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

Other Liquidity and Capital Resource Items

The Company maintains investments in 13 non-consolidated affiliates, which are located in China, Germany, India, Italy, Korea, Turkey, the United Kingdom and the United States. The Company’s direct ownership in such affiliates ranges from approximately 1% to 50%. The aggregate investments in these affiliates were $223 million and $238 million at September 30, 2010 and December 31, 2009, respectively. Dividends received from non-consolidated affiliates by the Company during the nine months ended September 30, 2010 and 2009 were $27 million and $6 million, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

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

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are party to accounts receivable factoring arrangements. Gross accounts receivable factored under these facilities were $219 million and $217 million as of September 30, 2010 and December 31, 2009, respectively. Of those gross amounts, $188 million and $190 million, respectively, qualify as sales. The remaining factored receivables of $31 million and $27 million, respectively, were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under terms of these factoring arrangements, the Company is not obligated to draw cash immediately upon the factoring of accounts receivable. Thus, as of September 30, 2010 and December 31, 2009, the Company had outstanding factored amounts of less than $1 million and $4 million, respectively, for which cash had not yet been drawn. Proceeds from the factoring of accounts receivable qualifying as sales were $894 million and $845 million for the nine months ended September 30, 2010 and 2009, respectively.

For the three months ended September 30, 2010 and 2009, expenses associated with receivables factored of $3 million and $1 million, respectively, were recorded in the consolidated statements of operations within “Other income (expense), net.” For the nine months ended September 30, 2010 and 2009, expenses associated with receivables factored of $5 million and $3 million, respectively, were recorded in the consolidated statements of operations within “Other income (expense), net.” Where the Company receives a fee to service and monitor these factored receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of these factoring arrangements.

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

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the nine months ended September 30, 2010, the Company derived 40% of its sales in the United States and 60% internationally. Of these international sales, 59% are denominated in the euro, with no other single currency representing more than 7%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the nine months ended September 30, 2010 would have decreased “Net income attributable to Federal-Mogul” by approximately $21 million.

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

As of September 30, 2010, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of
September 30, 2010, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company's internal control over financial reporting that occurred during the fiscal three and nine month periods ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2010.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

The Company is subject to a wide range of environmental statutory and regulatory obligations under federal, state and other governmental laws, including but not limited to those addressing air and water pollution, solid and hazardous waste and chemical management. Included in these obligations are the community right to know reporting requirements under the Superfund Amendments and Reauthorization Act of 1986, known as the Emergency Response and Community Right-to-Know Act (“EPCRA”), which, among other obligations, requires yearly filings as to the substances used on the plant premises. The Company, in the third quarter of 2010, settled a matter for $119,000 related to failure to timely file information required under Section 313 of EPCRA for 2009 for one of its facilities.

Note 13, that is included in Part I of this report, is incorporated herein by reference.

ITEM 5.	OTHER INFORMATION

(a)	Exhibits:

10.51	Federal-Mogul 2010 Management Incentive Plan. †

10.52	Federal-Mogul 2010 Management Incentive Uplift Plan. †

† Management contracts and compensatory plans or arrangements.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION

By:	/s/ Alan J. Haughie
Alan J. Haughie
Senior Vice President and Chief Financial Officer,
Principal Financial Officer

By:	/s/ Jérôme Rouquet
Jérôme Rouquet
Vice President, Controller, and Chief Accounting Officer
Principal Accounting Officer

Dated:    October 28, 2010