Form 10-K
period 2010-12-31
FEDERAL MOGUL CORP
filed 2011-02-23
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number: 001-34029
_____________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $308 million as of June 30, 2010 based on the reported last sale price as reported on the NASDAQ Global Select Market on that date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐

The Registrant had 98,904,500 shares of common stock outstanding as of February 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).

Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may”, “plan,” “seek” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. Federal-Mogul Corporation (the “Company”) also, from time to time, may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith by the Company pursuant to the “Safe Harbor” provisions of the Reform Act.

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

•	The Company’s ability to increase its development of fuel cell, hybrid-electric or other alternative energy technologies.

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

•
Legal actions and claims of undetermined merit and amount involving, among other things, product liability, patent infringement, warranty, recalls of products manufactured or sold by the Company, and environmental and safety issues involving the Company’s products or facilities.

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

PART I

ITEM 1.  BUSINESS

Business Overview

Federal-Mogul Corporation (the “Company”) is a leading global supplier of powertrain and safety technologies, serving the world’s foremost original equipment manufacturers of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. The Company’s leading technology and innovation, lean manufacturing expertise, as well as marketing and distribution deliver world-class products, brands and services with quality excellence at a competitive cost. Federal-Mogul is focused on a sustainable global profitable growth strategy, creating value and satisfaction for its customers, shareholders and employees. Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical facilities that are wholly or partially owned through subsidiaries and joint ventures. Federal-Mogul’s business is organized into five primary reporting segments: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Global Aftermarket, and Corporate. Federal-Mogul offers its customers a diverse array of market-leading products for original equipment manufacturers and servicers (“OE”) and replacement parts (“aftermarket”) applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, transmission components, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers, fuel pumps and lighting.

Federal-Mogul has operations in 34 countries and, accordingly, all of the Company’s reporting segments derive sales from both domestic and international markets. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

The following tables set forth net sales and net property, plant and equipment (“PP&E”) by geographic region as a percentage of total net sales and net PP&E, respectively.

	Net Sales			Net PP&E
	Year Ended December 31			December 31
	2010	2009	2008	2010	2009

United States	39%	40%	38%	29%	30%
Canada	2%	2%	2%	—	—
Total United States and Canada	41%	42%	40%	29%	30%

Germany	17%	17%	20%	21%	23%
France	8%	8%	8%	5%	5%
Italy	4%	5%	5%	4%	5%
Belgium/Switzerland	4%	5%	5%	1%	1%
United Kingdom	4%	4%	5%	4%	4%
Other Europe	4%	3%	3%	8%	8%
Total Europe	41%	42%	46%	43%	46%

Mexico	4%	4%	4%	7%	5%
China	3%	3%	1%	6%	5%
India	3%	3%	2%	7%	6%
South America	2%	3%	3%	3%	3%
Other	6%	3%	4%	5%	5%
Total Rest of World	18%	16%	14%	28%	24%

	100%	100%	100%	100%	100%

The following table sets forth net sales by reporting segment as a percentage of total net sales:

	Year Ended December 31
	2010	2009	2008
Net sales by reporting segment:
Powertrain Energy	30%	27%	31%
Powertrain Sealing and Bearings	18%	15%	17%
Vehicle Safety and Protection	15%	14%	14%
Global Aftermarket	37%	44%	38%
	100%	100%	100%

The Company derives significant sales from both the OE market and the aftermarket. The Company seeks to participate in both of these markets by leveraging its OE product engineering and development capability, manufacturing excellence, and expertise to manage a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul is the OE technology market share leader in several product categories. The Company believes that it is uniquely positioned to offer premium brands, OE replacement and entry/mid level products for all global aftermarket customers. Therefore, the Company can be first to the aftermarket with new products, service expertise and customer support. As of December 31, 2010, the Company had current OE products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. This broad range of vehicle and powertrain applications reinforces the Company’s belief in its unique market position.

Strategy

The Company’s strategy is designed to create sustainable global profitable growth by leveraging existing and developing new competitive advantages. This strategy consists of the following primary elements:
•	Provide value-added products to customers in all markets served through leading technology and innovation;
•	Develop products to enable increased fuel economy and reduce vehicle emissions, plus enable the use of alternative energies;
•	Utilize the Company’s leading technology resources to develop advanced and innovative products, processes and manufacturing capabilities;
•	Offer leading technology and innovation in visibility, vehicle control and stability to help vehicle makers meet safety and performance specifications critical for customer satisfaction;
•	Extend the Company’s global reach to support its OE customers, furthering its relationships with leading Asian OEs and strengthening market share with U.S. and European OEs;
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

Federal-Mogul’s research and development activities are conducted at the Company's research and development locations. Within the United States, these centers are located in Skokie, Illinois; Ann Arbor, Michigan; Plymouth, Michigan; and Exton, Pennsylvania. Internationally, the Company’s research and development centers are located in Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Chapel, United Kingdom; Crepy, France; Shanghai, China; Bangalore, India; and Yokohama, Japan.

Each of the Company's business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $156 million, $140 million and $173 million for the years ended December 31, 2010, 2009 and 2008, respectively. As a percentage of OE sales, research and development expenditures were 4.0%, 4.7% and 4.1% for the years ended December 31, 2010, 2009 and 2008, respectively.

Joint Ventures and Other Strategic Alliances. The Company forms joint ventures and strategic alliances to gain share in emerging markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations, and broaden its customer base. The Company believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian and other OEs operating in BRIC growth markets. The Company is currently involved in 29 joint ventures located in 13 different countries throughout the world, including China, India, Korea, Russia and Turkey. Of these joint ventures, the Company maintains a controlling interest in 17 entities and, accordingly, the financial results of these entities are included in the Consolidated Financial Statements of the Company. The Company has a non-controlling interest in 12 of its joint ventures, of which 7 are accounted for under the equity method and 5 are accounted for under the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy.

Net sales for the Company’s 17 consolidated joint ventures were approximately 8%, 7% and 6% of consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s investments in non-consolidated joint ventures totaled $210 million and $238 million as of December 31, 2010 and 2009, respectively, and the equity in earnings of such affiliates amounted to $32 million, $16 million and $23 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Restructuring Activities. The Company, as part of its sustainable global profitable growth strategy, has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve cost reductions. These restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost countries. Such activities have resulted in the redeployment of human and capital resources to the Company’s core businesses.

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. The Company’s global workforce of 42,700 employees as of December 31, 2010 is approximately 4,300 positions less than the workforce as of September 30, 2008 due to Restructuring 2009 actions, partially offset by subsequent rehiring of employees as production volumes increased in 2010. During 2010, the Company recorded $5 million in facility closure costs, $3 million in employee costs and $(8) million in employee cost reversals associated with Restructuring 2009. During 2009 and 2008, the Company recorded $31 million and $127 million, respectively, in net restructuring expenses associated with Restructuring 2009, of which $29 million and $127 million, respectively, were employee costs and $2 million were facility closure costs in 2009.  The Company expects to incur additional restructuring expenses up to $2 million through 2011, of which $1 million are expected to be facility closure costs and $1 million are expected to be employee related costs.

During the year ended December 31, 2010, the Company recorded $8 million in net restructuring expenses outside of Restructuring 2009. Of these expenses, the Company recorded $7 million in employee costs and $1 million in facility closure costs related to other restructuring activities.

The Company’s restructuring activities are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements, included in Item 8 of this report.

The Company’s Products

The following provides an overview of products manufactured and distributed by the Company’s reporting segments.

Powertrain Energy. Powertrain Energy products are used in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include pistons, piston rings, piston pins, cylinder liners, valve seats and guides, and ignition products. These products are offered under the Federal-Mogul®, AE®, Champion®, Goetze®, Nüral® and Daros® brand names. These products are either sold as individual products or offered to manufacturers as assembled modules. This modular assembly product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain Energy operates 40 manufacturing facilities in 15 countries, serving a large number of major automotive, heavy-duty, marine and industrial customers worldwide. Powertrain Energy derived 22% of its 2010 OE sales in the United States and Canada, 58% in Europe and 20% in the rest of the world (“Rest of World”).

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

Powertrain Sealing and Bearings. Federal-Mogul is one of the world’s leading sealing solutions and bearings providers. Comprehensive design capability and an extensive product portfolio enable effective delivery of complete sealing packages and a full range of bearings, bushings, and thrust washers for engine, transmission and driveline systems to a broad array of customers. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul®, Deva®, Fel-Pro®, FP Diesel®, Glyco®, Metafram®, Metagliss®, National®, Payen® and Poral®. The group serves a number of different industries including automotive, truck, commercial equipment (construction, agricultural, power generation, marine and rail), industrial, recreation and consumer power equipment. Product offerings include dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, sintered engine and transmission components, and metallic filters. The Company, during 2010, also introduced Polymer Bearings (IROX™) for automotive engines. These bearings have an innovative polymer coated shell that reduces fuel consumption and CO2 emissions by withstanding mechanical loads produced by heavily boosted engines. Powertrain Sealing and Bearings operates 30 manufacturing facilities in 12 countries and derived 35% of its 2010 OE sales in the United States and Canada, 50% in Europe and 15% in Rest of World.

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

Rigid Heat Shields	Rigid heat shields are designed to provide a heat and sound barrier to emitting components. These products cover a full range of application on a vehicle from engine to tailpipe.

Product	Description

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

Vehicle Safety and Protection. Federal-Mogul supplies friction, systems protection, chassis, wipers, fuel and lighting products. These products are used in the automotive, motorcycle, heavy-duty, commercial/industrial, aerospace, railway and consumer products markets. The primary products of this segment include brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, flexible heat shields, brake system components, chassis products, windshield wipers, fuel pumps and lighting products. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul®, Abex®, Anco®, Bentley-Harris®, Beral®, Champion®, Ferodo®, Moog®, ThermoQuiet® and Wagner®. Federal-Mogul supplies friction products to most major customers in the light vehicle, commercial vehicle and aerospace sectors and is also a leading company in the aftermarket. Vehicle Safety and Protection operates 34 manufacturing facilities in 15 countries, and derived 30% of its 2010 OE sales in the United States and Canada, 48% in Europe and 22% in Rest of World.

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
•      dielectric protection of electrical leads;
•      thermal and mechanical protection of hose assemblies; and
•      acoustic insulating and sound-dampening materials.

Flexible Heat Shields	Flexible heat shields are designed to provide heat barrier and thermal management.
Chassis	Chassis parts include ball joints, tie rod ends, sway bar links, idler arms, and pitman arms. These components affect vehicle steering and vehicle ride quality.
Wipers	Windshield wiper parts include conventional and profile style wiper blades, blade refills and wiper arms.

Product	Description

Fuel Pumps	Components in the fuel delivery system include mechanical fuel pumps, electric pump sets and modular design applications.
Lighting	Automotive lighting products include power and lighting systems, and interior and exterior lighting components.

Global Aftermarket.  Global Aftermarket sells products manufactured within the above reporting segments and purchased from outside suppliers to the independent automotive, heavy-duty and commercial/industrial replacement markets. Through global market insight, supply chain expertise and world-wide brand and product line management, aftermarket customers worldwide benefit from the Company’s extensive OE technology and manufacturing expertise. Federal-Mogul markets a broad portfolio of leading brands that are designed to solve a problem, facilitate installation and improve safety, durability and vehicle performance. This portfolio is organized into product categories that provide comprehensive vehicle solutions. Global Aftermarket operates 19 distribution facilities in 13 countries, serving a diverse base of distributors, retail parts stores and mass merchants around the world. Global Aftermarket derived 64% of its 2010 sales in the United States and Canada, 22% in Europe, and 14% in Rest of World.

The following provides a description of the various products and “solutions” along with the brands distributed by Global Aftermarket:

Category	Product Lines	Brand Names
Engine Solutions	Engine Parts Fuel Delivery Products	AE®; Carter®; FP Diesel®; Glyco®; Goetze®; Nural®; Sealed Power®
Sealing Solutions	Gaskets Seals	Fel-Pro®; Goetze®; National®; Payen®
Steering Solutions	Chassis Driveline Hub Assemblies Anti Friction Bearings	MOOG®; National®; Precision®
Braking Solutions	Disc Pads Hydraulic Parts Linings Rotors & Drums Brake Hardware	Abex®; Beral®; Ferodo®; Necto®; ThermoQuiet®; Wagner®
Service Solutions	Filters Lighting Performance Additives Ignition Products Wipers	ANCO®; Champion®; Wagner®

Reporting Segment Financial Information. Of the Company’s 2010 net sales, 63% were to the OE market and 37% were to the aftermarket. The following tables summarize net sales, cost of products sold, gross margin and total assets for each reporting segment. For additional information related to the Company’s reporting segments, refer to Note 20 to the Consolidated Financial Statements, included in Item 8 of this report.

Net sales by reporting segment were:
	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Powertrain Energy	$1,860	$1,413	$2,090
Powertrain Sealing and Bearings	1,096	818	1,154
Vehicle Safety and Protection	936	773	985
Global Aftermarket	2,327	2,326	2,637
	$6,219	$5,330	$6,866

Cost of products sold by reporting segment was:
	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Powertrain Energy	$1,632	$1,284	$1,786
Powertrain Sealing and Bearings	985	800	1,090
Vehicle Safety and Protection	708	603	768
Global Aftermarket	1,887	1,851	2,107
Corporate	—	—	(9)
	$5,212	$4,538	$5,742

Gross margin by reporting segment was:
	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Powertrain Energy	$228	$129	$304
Powertrain Sealing and Bearings	111	18	64
Vehicle Safety and Protection	228	170	217
Global Aftermarket	440	475	530
Corporate	—	—	9
	$1,007	$792	$1,124

Total assets by reporting segment were:
	December 31
	2010	2009
	(Millions of Dollars)

Powertrain Energy	$1,813	$1,696
Powertrain Sealing and Bearings	856	830
Vehicle Safety and Protection	1,578	1,626
Global Aftermarket	1,908	1,970
Corporate	1,141	1,005
	$7,296	$7,127

The Company’s Industry

The automotive market, light, medium and heavy-duty commercial vehicle market and energy, industrial and transport market sectors are comprised of two primary markets: the OE market, in which the Company’s products are used in the manufacture of new products and for manufacturer service replacement parts; and the aftermarket, in which the Company’s products are used as replacement parts for current production and previous models through the independent aftermarket or other service distribution channels.

The OE Market. Demand for component parts in the OE market is generally a function of the number of new vehicles produced, which is driven by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by increasing market share with existing customers, and by expanding into new or emerging markets. Companies with a global presence, leading technology and innovation, and advanced product engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

There are currently several significant trends that are impacting the OE market, including the following:

•
Recovery of Global Production – The global light and commercial vehicle production in the developed markets witnessed a recovery in 2010. In total, the number of vehicles produced during 2010 was 16.4 million in the Americas, 21.3 million in Europe, the Middle East and Africa (“EMEA”) and 38.4 million in Asia, compared to 2009 vehicle production of 12.5 million, 18.5 million and 29.9 million in the Americas, EMEA and Asia, respectively. With global OE production increasing at a significant pace, the demand for parts, including products produced by the Company, has increased during 2010.

•
Automotive Supply Consolidation – Consolidation within the automotive supply base is expected to continue as the entire industry evolves and as the industry responds to the need to achieve economies of scale and global capabilities to serve vehicle manufacturers who are increasingly global in their production. Suppliers will seek opportunities to achieve synergies in their operations through consolidation, while striving to acquire complementary businesses to improve global competitiveness or to strategically enhance a product offering to global customers.

•
Globalization of Automotive Industry – OEs are increasingly designing global platforms where the basic design of the vehicle is performed in one location, but the vehicle is produced and sold in numerous geographic markets to realize significant economies of scale by limiting variations across product designs and geographic regions. While developed markets in North America and Europe continue to remain important to OEs, increased focus is being placed upon expanded design, development and production within emerging markets for growth opportunities, especially in the BRIC markets. As a result, suppliers must be prepared to provide product and technical resources in support of their customers within these emerging markets. Furthermore, OEs are moving their operations to best cost geographies outside the U.S. and western European markets and, accordingly, OEs are increasingly requiring suppliers to provide parts on a global basis. Finally, the Asian OEs continue to expand their reach and market share in relation to traditional North American and European manufacturers. As this trend is expected to continue into the foreseeable future, suppliers must be geographically and technically positioned to meet the needs of the Asian OEs.

•
Focus on Fuel Economy, Reduced Emissions and Alternative Energy Sources – Increased fuel economy and decreased vehicle emissions are of great importance to OEs as legislators and customers continue to demand more efficient and cleaner operating vehicles. Increasingly stringent fuel economy standards and environmental regulations are driving OEs to focus on new technologies including downsized, higher output and turbocharged gasoline engines, diesel and turbocharged diesel, bio-mass and hybrid diesel applications and hybrid, electric and alternative energy engines. As a result, the number of powertrain configurations will increase in response to the proliferation of commercially available energy sources. Suppliers offering solutions to OEs related to numerous vehicle fuel and powertrain configurations possess a distinct competitive advantage, which is driving accelerated new product development cycles.

•
Focus on Vehicle Safety – Vehicle safety continues to receive industry attention by OEs as customers and legislators view safety as a fundamental driver in consumer purchasing decisions. Accordingly, OEs are seeking suppliers with new technologies, capabilities and products that have the ability to advance vehicle safety. Suppliers that are able to enhance vehicle safety through innovative products and technologies have a distinct competitive advantage.

•
Pricing Pressures – OEs provide extensive pricing incentives and financing alternatives to consumers in order to generate sales of new vehicles and retain or gain market share. These actions have placed pressures on the OEs’ profits and, in turn, the OEs expect certain recovery from their supply base. Suppliers must continually identify and implement product innovation and cost reduction activities to fund customer annual price concession expectations in order to retain current business as well as to be competitively positioned for future new business opportunities.

•
Raw Material Cost Fluctuations – There have been significant fluctuations in recent periods in global prices of aluminum, copper, lead, nickel, platinum, resins, steel, other base raw materials and energy. Suppliers must continue to identify leading design and innovative technological solutions and material substitution options in order to retain a competitive advantage to the extent that cost increases are not passed on to customers.

•
Energy, Industrial and Transport Markets – Customers continue to develop alternatives to historic infrastructure in the energy, industrial and transport markets. This includes high efficiency wind turbines, power generators and other power conversion devices. Suppliers with the capability to utilize automotive expertise to service these and other related markets have a competitive advantage.

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

Some of the significant trends, both negative and positive, that are impacting the aftermarket business include the following:

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

•
Increase in Average Age of Vehicles – The average age of vehicles on the road has increased over the past few years. Should the average age of the vehicle fleet continue to rise over the long term, this increase in vehicles requiring maintenance and repair will increase the demand for aftermarket replacement parts.

•
Size of the Dealer Network – As a result of the contraction of the U.S. dealer network, there has been a reduction in the availability of dealers offering post-warranty repair work. This should increase the demand for replacement parts through the independent aftermarket.

•
Projected Expansion of the Global Car Parc – OEMs are increasingly focused on emerging markets for growth. This increased OEM focus on emerging geographic regions will ultimately drive the need for replacement parts for vehicles produced and in service, which the Company believes provides longer-term growth opportunities for its aftermarket business in these regions.

The Company’s Customers

The Company supplies OEs with a wide variety of technologically innovative parts, substantially all of which are manufactured by the Company. The Company's OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance and industrial application manufacturers. The Company has well-established relationships with substantially all major American, European and Asian automotive OEs.

The Company's aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of the Company's product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability, are central to the success of the Company's Global Aftermarket operations.

No individual customer accounted for more than 5% of the Company’s direct sales during 2010.

The Company’s Competition

The global vehicular parts business is highly competitive. The Company competes with many independent manufacturers and distributors of component parts globally. In general, competition for sales is based on price, product quality, technology, delivery, customer service and the breadth of products offered by a given supplier. The Company is meeting these competitive challenges by developing leading technologies, efficiently integrating its manufacturing and distribution operations, expanding its product coverage within its core businesses, restructuring its operations and transferring production to best cost countries, and utilizing its worldwide technical centers to develop and provide value-added solutions to its customers. A summary of the Company’s primary independent competitors by reporting segment is set forth below.

•
Powertrain Energy – Primary competitors include Aisin, Art Metal, BinZou, Bleistahl, Bosch, Denso, Dong Yang, GKN, Hitachi-Automotive, Honeywell, Kolbenschmidt, Mahle, NGK, NPR, Riken, STI, Sumitomo and TPR.

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

The Company’s Backlog

For OE customers, the Company generally receives purchase orders for specific products supplied for particular vehicles. These supply relationships typically extend over the life of the related vehicle, subject to interim design and technical specification revisions, and do not require the customer to purchase a minimum quantity. In addition to customary commercial terms and conditions, purchase orders generally provide for annual price reductions based upon expected productivity improvements and other factors. Customers typically retain the right to terminate purchase orders, but the Company generally cannot terminate purchase orders. OE order fulfillment is typically manufactured in response to customer purchase order releases, and the Company ships directly from a manufacturing location to the customer for use in vehicle production and assembly. Accordingly, the Company’s manufacturing locations turn finished goods inventory relatively quickly, producing from on-hand raw materials and work-in-process inventory within relatively short manufacturing cycles. A significant risk to the Company is lower than expected vehicle production by one or more of its OE customers or termination of the business based upon perceived or actual shortfalls in delivery, quality or value.

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

Although customer programs typically extend to future periods, and although there is an expectation that the Company will supply certain levels of OE production and aftermarket shipments over such periods, the Company believes that outstanding purchase orders and product line arrangements do not constitute firm orders. Firm orders are limited to specific and authorized customer purchase order releases placed with its manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible after receipt from the conversion of available raw materials and work-in-process inventory for OE orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the timeframe involved.

The Company’s Raw Materials and Suppliers

The Company purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. The Company also purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2010, no outside supplier of the Company provided products that accounted for more than 2% of the Company’s annual purchases.

The Company achieved material and services cost savings of approximately $59 million during 2010. The Company achieved this impact through negotiated price reductions, resourcing activities, technical projects, contractual price escalators and market fluctuations. Through its global purchasing function, the Company continues to work with its suppliers to reduce its global material costs.

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

Seasonality of the Company’s Business

The Company’s business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Rest of World generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, the Company’s sales and operating profits have been the strongest in the second quarter. For additional information, refer to the Company’s quarterly financial results contained in Note 21 to the Consolidated Financial Statements, included in Item 8 of this report.

The Company’s Employee Relations

The Company had approximately 42,700 employees as of December 31, 2010.

Various unions represent approximately 37% of the Company's U.S. hourly employees and approximately 70% of the Company's non-U.S. hourly employees. With the exception of two facilities in the U.S., most of the Company's unionized manufacturing facilities have their own contracts with their own expiration dates and, as a result, no contract expiration date affects more than one facility.

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. The Company’s global workforce as of December 31, 2010 is approximately 4,300 positions less than the workforce as of September 30, 2008 due to Restructuring 2009 actions, partially offset by subsequent rehiring of employees as production volumes increased in 2010. The Company has worked and will continue to work with global customers, local works councils, unions, management, and employees at those locations affected by the Restructuring 2009 program and any other restructuring initiatives to maintain productive employee relations and minimize any disruptions resulting from this program.

Impact of Environmental Regulations on the Company

The Company's operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company's financial position or cash flows in 2010 and are not expected to have a material impact on the Company's financial position or cash flows in 2011.

The Company’s Intellectual Property

The Company holds in excess of 4,500 patents and patent applications on a worldwide basis, of which 997 have been filed in the United States. Of the approximately 4,500 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to the Company.

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

Interests Held by an Entity Controlled by Mr. Carl C. Icahn

An entity indirectly owned and controlled by Mr. Icahn filed a Schedule 13D and amendments therein with the Securities and Exchange Commission indicating that such entity has a beneficial interest of approximately 76% of the Company’s outstanding shares of common stock. As a result, Mr. Icahn has the indirect ability to nominate and elect all of the directors on the Company’s Board of Directors, other than the Chief Executive Officer. Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock including, without limitation, mergers, the sale of substantially all of the Company’s assets, and amendments to its certificate of incorporation and by-laws. So long as Mr. Icahn continues to control a majority of the Company’s outstanding capital stock, he will continue to have these governance rights and the ability to control the Company.

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

Certain of the Company’s operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to, Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Mexican peso, Polish zloty, Russian ruble, South Korean won, Swedish krona and Venezuelan bolivar). In reporting its consolidated statements of operations, the Company translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul’s consolidated results.

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

The Company has substantial indebtedness, which could restrict the Company’s business activities and could subject the Company to significant interest rate risk: As of December 31, 2010, the Company had approximately $2.8 billion of outstanding indebtedness. The Company is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In the future, the Company may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. The Company’s identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes the effects on the Company’s business, diversion of management’s attention and risks associated with unanticipated problems or unforeseen liabilities, and may require significant financial resources that would otherwise be used for the ongoing development of the Company’s business.

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

The Company’s pension obligations and other post employment benefits could adversely impact the Company’s operating margins and cash flows: The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other post employment benefits. In addition, the Company sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet the Company’s expectations, or other actuarial assumptions are modified, the Company’s required contributions may be higher than it expects. See Note 13 to the Consolidated Financial Statements, included in Item 8 of this report.

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

The Company’s restructuring activities may not result in the anticipated synergies and cost savings: It is possible that the achievement of expected synergies and cost savings associated with restructuring activities will require additional costs or charges to earnings in future periods. It is also possible that the expected synergies may not be achieved. Any costs or charges could adversely impact the business, results of operations, liquidity and financial condition.

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

The Company is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or the Company’s failure to comply with such requirements may have a material adverse effect on its business, financial condition and results of operations: The Company is subject to a variety of federal, state and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety and the environment. These laws and regulations expose the Company to liability for the environmental condition of its current facilities, and also may expose the Company to liability for the conduct of others or for the Company’s actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose the Company to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries. Despite the Company’s intention to be in compliance with all such laws and regulations, the Company cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If the Company violates or fails to comply with these requirements, the Company could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on the Company’s business.

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

The Company may be exposed to certain regulatory and financial risks related to climate change: Climate change is continuing to receive ever increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. There are a number of pending legislative and regulatory proposals to address greenhouse gas emissions. These actions could increase costs associated with the Company’s operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, the Company cannot predict the potential impact of such laws on its future consolidated financial condition, results of operations or cash flows.

ITEM 1.B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Federal-Mogul's world headquarters is located in Southfield, Michigan, which is a leased facility. The Company had 173 manufacturing facilities, technical centers, distribution centers, and sales and administration office facilities worldwide at December 31, 2010. Approximately 34% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. The Company owns the remainder of the facilities.

Type of Facility	U.S. and Canada	Europe	Rest of World	Total

Manufacturing facilities	28	46	30	104
Technical centers	8	7	2	17
Distribution centers	8	6	5	19
Sales and administration offices	7	8	18	33
	51	67	55	173

The facilities range in size from approximately 300 square feet to 1.1 million square feet. Management believes that substantially all of the Company's facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various litigation matters regarding environmental matters and other matters as described below.

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

Total environmental liabilities were $19 million and $22 million at December 31, 2010 and 2009, respectively. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2010, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs, as recorded, approximate $44 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2010.

EXECUTIVE OFFICERS OF THE COMPANY

José Maria Alapont Age 60
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

William S. Bowers Age 58
Mr. Bowers has served as senior vice president, sales and marketing, and a member of the strategy board of the Company since 2006. Prior to joining the Company, Mr. Bowers spent 30 years at General Motors Corporation and Delphi Corporation, most recently as executive director of sales, marketing and planning for the energy and chassis division from 2002-2006. Previously, he was based in Tokyo, Japan, as the Asia-Pacific regional director for Delphi’s energy and chassis systems from 1998-2002. Mr. Bowers worked as commercial and technical director for Delphi Automotive Systems, Singapore, from 1995-1998; and as chief engineer from 1992-1995. Previously he was engineering group manager, divisional program manager, powertrain systems development engineer, and control systems engineer at General Motors Corporation.

David A. Bozynski Age 56
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

Jean Brunol Age 58
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

James (Jay) Burkhart Age 53
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

Gérard Chochoy Age 57
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

René L. F. Dalleur Age 57
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

Steven K. Gaut Age 49
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

Alston German Age 46
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

Pascal Goachet Age 60
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

Alan Haughie Age 47
Mr. Haughie has served as senior vice president, chief financial officer and a member of the strategy board of the Company since July 2010. He served as vice president, controller and chief accounting officer of the Company from 2005 to June 2010. Prior to that, he served as director, corporate finance from 2000 to 2005, and worked as controller in the Company’s aftermarket business located in Manchester, United Kingdom, from 1999 to 2000. Prior to joining the Company in 1994, Mr. Haughie worked for Ernst & Young in the U.K. in various audit roles.

Ramzi Hermiz Age 45
Mr. Hermiz has served as senior vice president, Vehicle Safety and Protection since 2009, and a member of the strategy board of the Company since 2005. Previously, he was senior vice president, aftermarket products and services from 2007 to 2009 and senior vice president of sealing systems from 2005 to 2007. Mr. Hermiz has served as vice president European aftermarket, vice president, global purchasing and supply chain, vice president supply chain, and director purchasing lean inventory. He joined the Company in 1998 with the acquisition of Fel-Pro, Inc. Prior to joining Fel-Pro in 1990, Mr. Hermiz was manager, purchasing and quality assurance for Triangle Home Products, a manufacturer of residential lighting and other products. He began his career as a design and product engineer for Keldu Technologies, a consulting firm serving the heavy-duty construction industry.

Rainer Jueckstock Age 51
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

Brett D. Pynnonen Age 42
Mr. Pynnonen has served as senior vice president, general counsel and secretary since November 2010. He is a member of the strategy board of the Company. Mr. Pynnonen joined the Company as assistant general counsel and assistant secretary in 2007. Prior to joining the Company, Mr. Pynnonen was vice president, general counsel and secretary for Covansys Corporation. Prior to that, Mr. Pynnonen was an attorney for the law firm of Butzel Long in Detroit, MI.

Jérôme Rouquet Age 43
Mr. Rouquet has served as vice president, controller and chief accounting officer of the Company since August 2010. Mr. Rouquet joined the Company in 1996 and has held various finance positions of increasing responsibility at a group, regional and director level across multiple product lines and business units. Most recently he served as Finance Director, Vehicle Safety and Protection. Mr. Rouquet graduated in 1990 from the Institut Superieur de Gestion in Paris, France.

Markus Wermers Age 46
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

The Company’s stock is listed on the NASDAQ Global Stock Market.

There were approximately 71 stockholders of record of Common Stock as of February 15, 2011 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker. High and low sales prices for the Company’s common stock for each quarter in 2010 and 2009 are as follows:

	2010		2009
Quarter	High	Low	High	Low

First	$20.33	$15.43	$7.76	$2.15
Second	$21.79	$12.96	$12.62	$6.25
Third	$19.99	$11.99	$14.99	$8.23
Fourth	$22.31	$18.07	$17.80	$10.68

The Company did not pay any dividends in 2010 or 2009. The Company has certain restrictions under its debt facilities from paying dividends in the future.

The following graph compares the cumulative total stockholder return during the period from April 23, 2008 (date when Federal-Mogul’s stock was listed on the NASDAQ Global Market) to December 31, 2010 of the Company’s Common Stock to the S&P 500 Stock Index. The graph assumes that $100 was invested on April 23, 2008, in each of the Company’s common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group. The peer group is comprised on the following companies: ArvinMeritor, BorgWarner, Dana, Tenneco and TRW. This performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents information from the Consolidated Financial Statements as of or for the five years ended December 31, 2010. This information should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and ''Financial Statements and Supplemental Data.''

In accordance with U.S. GAAP, the Company adopted fresh-start reporting effective December 31, 2007 upon emergence from bankruptcy on December 27, 2007 (the “Effective Date”). As a result of fresh-start reporting, financial statements of Federal-Mogul Corporation (the “Company,” “Successor Company” or “Successor”) are not comparable to the financial statements of the predecessor to Federal-Mogul Corporation (the “Predecessor Company” or “Predecessor”).

	Successor			Predecessor
	Year Ended December 31
	2010	2009	2008	2007	2006
	(Millions of Dollars, Except Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$6,219	$5,330	$6,866	$6,914	$6,326
Costs and expenses	(5,991)	(5,344)	(6,673)	(6,718)	(6,242)
Other postemployment benefits curtailment gains	29	—	—	—	—
Amortization expense	(49)	(49)	(76)	(19)	(18)
Restructuring expense, net	(8)	(32)	(132)	(48)	(66)
Adjustment of assets to fair value	(2)	(17)	(451)	(61)	(46)
Chapter 11 and U.K. Administration related reorganization expenses, net	(2)	(3)	(17)	(81)	(95)
Settlement of U.K. pension plans	—	—	—	—	(500)
Fresh-start reporting adjustments	—	—	—	956	—
Gain on settlement of liabilities subject to compromise	—	—	—	761	—
Other (expense) income, net	(17)	43	37	36	28
Income tax (expense) benefit	(12)	39	(19)	(332)	64
Net income (loss)	167	(33)	(465)	1,408	(549)
Less net (income) loss attributable to noncontrolling interests	(6)	(12)	(3)	4	(1)
Net income (loss) attributable to Federal-Mogul	$161	$(45)	$(468)	$1,412	$(550)

Common Share Summary
Net income (loss) per share – basic	$1.63	$(0.46)	$(4.69)	$15.74	$(6.15)
Net income (loss) per share – diluted	$1.62	$(0.46)	$(4.69)	$15.46	$(6.15)
Weighted average shares outstanding – basic (in millions)	98.9	98.9	99.7	89.7	89.4
Weighted average shares outstanding – diluted (in millions)	99.4	99.3	100.0	91.3	91.3
Dividends declared per common share	$—	$—	$—	$—	$—

Other Financial Information
Net cash provided from (used by) operating activities	$404	$328	$627	$35	$(422)
Expenditures for property, plant, equipment	251	176	320	310	237
Depreciation and amortization expense	333	327	349	354	329

	Successor				Predecessor
	As of December 31
	2010	2009	2008	2007	2006
	(Millions of Dollars)
Consolidated Balance Sheet Data
Total assets	$7,296	$7,127	$7,236	$7,866	$7,179
Short-term debt, including current portion of long-term debt	73	97	102	118	482
Long-term debt	2,752	2,760	2,768	2,518	27
Liabilities subject to compromise	—	—	—	—	5,813
Federal-Mogul shareholders' equity (deficit)	1,277	1,023	951	2,124	(1,748)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (“aftermarket”). The Company’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket. The Company, during 2010, derived 63% of its sales from the OE market and 37% from the aftermarket. Geographically, the Company derived 39% of its 2010 sales in the United States and 61% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to require periodic cost reductions which drive the Company to continually assess, redefine, and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy for sustainable global profitable growth, including the following ongoing initiatives:

•
Best-Cost Production – The Company has established and expanded manufacturing operations in best-cost countries in an effort to meet the cost pressures inherent in the industry and increase profitability. The Company has manufacturing operations or joint venture alliances in Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand and Turkey.

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

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits as of December 31, 2010 are as follows:

•
Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 8.50% for U.S. plans and 5.64% for non-U.S. plans.

•
Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and post-retirement benefit obligations. In determining its pension and other benefit obligations, the Company used weighted average discount rates of 5.15% for U.S. plans and 4.92% for non-U.S. plans.

•
Health care cost trend: For postretirement health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postemployment health care benefits is 8.0% declining to an ultimate trend rate of 5.0% in 2018. The assumed drug cost trend rate used to measure next year’s postemployment health care benefits is 9.5% declining to an ultimate trend rate of 5.0% in 2018.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s 2010 funding requirements.

	Pension Benefits						Other Postemployment
	United States Plans			Non-U.S. Plans			Benefits
	Change in 2011 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2011 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2011 Expense	Change in PBO
	(Millions of Dollars)

25 bp decrease in discount rate	$2	$32	$(32)	$—	$10	$(10)	$—	$8
25 bp increase in discount rate	(3)	(32)	32	—	(9)	9	—	(8)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)

100 bp increase in health care trend rate	$1	$17
100 bp decrease in health care trend rate	(1)	(15)

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

Recorded environmental liabilities were $19 million and $22 million at December 31, 2010 and 2009, respectively. These accruals are based upon management’s best estimates, which requires management to make assumptions regarding the costs for remediation activities, the extent to which costs may be borne by other liable parties, the financial viability of such parties, the time periods over which remediation activities will be completed, and other factors. Although management believes its accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such environmental matters, any changes in the underlying assumptions could materially impact the Company’s future results of operations and financial condition. At December 31, 2010, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximates $44 million.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO when amounts can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $25 million and $30 million as of December 31, 2010 and 2009, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of ARO.

In determining whether the fair value of ARO can reasonably be estimated, the Company must determine if the obligation can be assessed in relation to the acquisition price of the related asset or if an active market exists to transfer the obligation. If the obligation cannot be assessed in connection with an acquisition price and if no market exists for the transfer of the obligation, the Company must determine if it has sufficient information upon which to estimate the obligation using expected present value techniques. This determination requires the Company to estimate the range of settlement dates and the potential methods of settlement, and then to assign the probabilities to the various potential settlement dates and methods.

The Company has conditional asset retirement obligations ("CARO"), primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because the Company does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, the Company is currently unable to determine amounts to accrue for CARO at such sites. If new information were to become available whereby the Company could make reasonable probability assessments for these CARO, the amount accrued for ARO could change significantly, which could materially impact the Company’s statement of operations and/or financial position. Settlements of ARO in the near-future at amounts other than the Company’s best estimates as of December 31, 2010 also could materially impact the Company’s future results of operations and financial condition.

Long-Lived Assets

As a result of fresh-start reporting, long-lived assets such as property, plant and equipment have been stated at estimated replacement cost as of December 31, 2007, unless the expected future use of the assets indicated a lower value was appropriate. Long-lived assets such as definite-lived intangible assets have been stated at fair value as of December 31, 2007. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with the subsequent measurement provisions of FASB ASC Topic 360, Property, Plant & Equipment.

The Company performs its annual goodwill impairment analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair values of the Company’s reporting units to their related carrying values. If a reporting unit carrying value exceeds its fair value, the Company must then calculate the reporting unit’s implied fair value of goodwill and impairment charges are recorded for any excess of the goodwill carrying value over the implied fair value of goodwill. The reporting units’ fair values are based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

The Company’s goodwill balance by reporting segment as of December 31, 2010 is as follows (in millions):

Vehicle Safety and Protection	$726
Powertrain Energy	296
Powertrain Sealing and Bearings	95
$1,117

All of the Company’s reporting units with a goodwill balance passed “Step 1” of the October 1, 2010 goodwill impairment analysis. All “Step 1” results had fair values in excess of carrying values of at least 25%.

During the fourth quarter of 2010, in conjunction with the annual impairment test for goodwill and other indefinite-lived intangible assets, the Company determined that the original fresh-start values assigned to trademarks and brand names had been overstated due to the improper inclusion of non-branded sales in the basis for the trademarks and brand names valuation. As of December 31, 2010, the Company decreased its trademarks and brand names by $55 million based on a revised valuation, offset by an increase to goodwill of $35 million and a decrease to deferred tax liabilities of $20 million. The Company reassessed the impact of this reclassification on the 2008 impairment analysis, which originally resulted in a $236 million goodwill impairment charge and a $130 million trademarks and brand names impairment charge. This reassessment resulted in a $13 million reduction in the trademarks and brand names impairment charge, a $7 million increase in the goodwill impairment charge and a $5 million tax expense, for a total of $1 million, which was recorded in 2010 as the impact on prior and current results was not material.

The revised 2008 goodwill and other indefinite-lived intangible assets impairment charge of $360 million was preliminarily recorded at $369 million in 2008, finalized by $(3) million in 2009, and revised by $(6) million in 2010. The revised 2008 impairment charge by reporting segment is as follows (in millions of dollars):

Vehicle Safety and Protection	$220
Global Aftermarket	117
Powertrain Sealing and Bearings	17
Powertrain Energy	6
$360

The Company performs its annual trademarks and brand names impairment analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon this annual analysis, the Company recognized a $1 million impairment charge for the year ended December 31, 2010.

All of the Company’s trademarks and brand names are associated with its aftermarket sales and are further broken down by product line. The Following table contains the results of the Company’s October 1, 2010 impairment analysis:

Fair Value Exceeds Book Value	Trademarks and Brand Names

0%	$103
10-15%	191
>25%	20
$314

The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales. The Company performed a sensitivity analysis on its trademarks and brand names and determined that a one percentage point decrease in its projected future sales growth rates within each aftermarket product line would result in a $4 million impairment.

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

The Company recorded total impairment charges of $2 million, $17 million and $451 million for the years ended December 31, 2010, 2009 and 2008, respectively, as follows:

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Property, plant and equipment	$7	$20	$18
Goodwill	7	(3)	239
Other indefinite-lived intangible assets	(12)	—	130
Investments in non-consolidated affiliates	—	—	64
	$2	$17	$451

The Company’s adjustment of assets to fair value are further discussed in Note 3 to the Consolidated Financial Statements, included in Item 8 of this report.

Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Estimating fair value for shared-based payments in accordance with FASB ASC 718 requires management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the life of the share-based payment, and the date on which share-based payments will be settled. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition. Additional financial information related to the Company’s share-based payments is presented in Note 18 to the Consolidated Financial Statements, included in Item 8 of this report.

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

The Company did not record taxes on its undistributed earnings of $659 million at December 31, 2010, since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2010, the Company had a deferred tax asset of $280 million, net of a valuation allowance of $871 million, and deferred tax liabilities of $668 million. At December 31, 2009, the Company had a deferred tax asset of $358 million, net of a valuation allowance of $865 million, and deferred tax liabilities of $805 million.

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of FASB ASC 740. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2010, the Company has recorded a liability for its best estimate of the more likely than not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations should be read in connection with Items 1 and 7A of this Form 10-K, as well as “Forward-Looking Statements” and Item 1.A. “Risk Factors.” These items provide additional relevant information regarding the business of the Company, its strategy, and the various industry dynamics in the OE market and the aftermarket which have a direct and significant impact on the Company’s results of operations, as well as the risks associated with the Company’s business.

Consolidated Results

Net sales by reporting segment were:
	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Powertrain Energy	$1,860	$1,413	$2,090
Powertrain Sealing and Bearings	1,096	818	1,154
Vehicle Safety and Protection	936	773	985
Global Aftermarket	2,327	2,326	2,637
	$6,219	$5,330	$6,866

Net sales by group and region are listed below. “PTE”, “PTSB”, “VSP” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2010
United States and Canada	22%	35%	30%	64%	41%
Europe	58%	50%	48%	22%	41%
Rest of World	20%	15%	22%	14%	18%

2009
United States and Canada	20%	33%	27%	64%	42%
Europe	63%	54%	55%	21%	42%
Rest of World	17%	13%	18%	15%	16%

2008
United States and Canada	20%	30%	29%	64%	40%
Europe	65%	59%	55%	22%	46%
Rest of World	15%	11%	16%	14%	14%

Cost of products sold by reporting segment was:
	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Powertrain Energy	$1,632	$1,284	$1,786
Powertrain Sealing and Bearings	985	800	1,090
Vehicle Safety and Protection	708	603	768
Global Aftermarket	1,887	1,851	2,107
Corporate	—	—	(9)
	$5,212	$4,538	$5,742

Gross margin by reporting segment was:
	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Powertrain Energy	$228	$129	$304
Powertrain Sealing and Bearings	111	18	64
Vehicle Safety and Protection	228	170	217
Global Aftermarket	440	475	530
Corporate	—	—	9
	$1,007	$792	$1,124

Consolidated net sales increased by $889 million, or 17%, to $6,219 million for the year ended December 31, 2010 from $5,330 million for the year ended December 31, 2009. Over 60% of the Company’s sales originate outside the United States; therefore the impact of the U.S. dollar strengthening in 2010, primarily against the euro, decreased reported sales by $53 million.

In general, light and commercial vehicle OE production increased in all regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $957 million. Aftermarket sales increased by $22 million despite $48 million in reduced sales in Venezuela as a direct consequence of currency restrictions. Net customer price decreases were $53 million. The Daros acquisition increased sales by $16 million.

Cost of products sold increased by $674 million to $5,212 million for the year ended December 31, 2010 compared to $4,538 million for the year ended December 31, 2009. This increase was due to an increase in manufacturing, labor and variable overhead costs of $794 million as a direct consequence of the higher production volumes, inclusive of $14 million of such costs associated with Daros, and increased depreciation of $7 million, partially offset by materials and services sourcing savings of $63 million, productivity and operational efficiency, in excess of labor and benefits inflation, of $48 million, currency movements of $14 million and decreased pension expense of $2 million.

Gross margin increased by $215 million to $1,007 million, or 16.2% of sales, for the year ended December 31, 2010 compared to $792 million, or 14.9% of sales, for the year ended December 31, 2009. Net customer price decreases of $53 million, currency movements of $39 million and increased depreciation of $7 million were more than offset by sales volume increases, which increased gross margin by $199 million, materials and services sourcing savings of $63 million, productivity and operational efficiency, in excess of labor and benefits inflation, of $48 million, decreased pension expense of $2 million and $2 million related to the Daros acquisition.

Reporting Segment Results 2010 versus 2009

The following table provides changes in sales, cost of products sold, gross margin and operational EBITDA for the year ended December 31, 2010 compared with the year ended December 31, 2009 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, gain on settlement of liabilities subject to comprise, fresh-start reporting adjustments, expense associated with U.S. based funded pension plans and OPEB curtailment gains.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2009 Sales	$1,413	$818	$773	$2,326	$—	$5,330
Sales volumes	470	301	186	22	—	979
Customer pricing	(9)	(4)	(12)	(28)	—	(53)
Daros acquisition	16	—	—	—	—	16
Foreign currency	(30)	(19)	(11)	7	—	(53)
2010 Sales	$1,860	$1,096	$936	$2,327	$—	$6,219

	PTE	PTSB	VSP	GA	Corporate	Total

2009 Cost of Products Sold	$1,284	$800	$603	$1,851	$—	$4,538
Sales volumes / mix	363	213	138	66	—	780
Productivity, net of inflation	(26)	(8)	(15)	(2)	3	(48)
Materials and services sourcing	(5)	(15)	(18)	(26)	1	(63)
Pension	1	1	—	—	(4)	(2)
Depreciation	5	3	(1)	—	—	7
Daros acquisition	14	—	—	—	—	14
Foreign currency	(4)	(9)	1	(2)	—	(14)
2010 Cost of Products Sold	$1,632	$985	$708	$1,887	$—	$5,212

	PTE	PTSB	VSP	GA	Corporate	Total

2009 Gross Margin	$129	$18	$170	$475	$—	$792
Sales volumes / mix	107	88	48	(44)	—	199
Customer pricing	(9)	(4)	(12)	(28)	—	(53)
Productivity, net of inflation	26	8	15	2	(3)	48
Materials and services sourcing	5	15	18	26	(1)	63
Pension	(1)	(1)	—	—	4	2
Depreciation	(5)	(3)	1	—	—	(7)
Daros acquisition	2	—	—	—	—	2
Foreign currency	(26)	(10)	(12)	9	—	(39)
2010 Gross Margin	$228	$111	$228	$440	$—	$1,007

	PTE	PTSB	VSP	GA	Corporate	Total

2009 Operational EBITDA	$176	$18	$164	$320	$(175)	$503
Sales volumes / mix	107	88	48	(44)	—	199
Customer pricing	(9)	(4)	(12)	(28)	—	(53)
Productivity – Cost of products sold	26	8	15	2	(3)	48
Productivity – SG&A	(11)	(8)	(5)	5	(29)	(48)
Productivity – Other	1	(2)	—	—	(4)	(5)
Sourcing – Cost of products sold	5	15	18	26	(1)	63
Sourcing – SG&A	—	—	—	—	5	5
Sourcing – Other	—	(1)	—	—	(8)	(9)
Equity earnings of non-consolidated affiliates	13	1	—	2	1	17
Stock-based compensation expense	—	—	—	—	19	19
Gain on sale of debt investment in 2009	—	—	—	—	(8)	(8)
Daros acquisition	2	—	—	—	—	2
Foreign currency	(24)	(5)	(12)	9	(25)	(57)
Other	(1)	(8)	(1)	—	5	(5)
2010 Operational EBITDA	$285	$102	$215	$292	$(223)	$671
Depreciation and amortization						(333)
Interest expense, net						(129)
Expense associated with U.S. based funded pension plans						(52)
OPEB curtailment gains						29
Restructuring expense, net						(8)
Adjustment of assets to fair value						(2)
Income tax expense						(12)
Other						3
Net income						$167

Powertrain Energy

Sales increased by $447 million, or 32%, to $1,860 million for the year ended December 31, 2010 from $1,413 million for the year ended December 31, 2009. Sales volumes increased by $470 million due to OE production volume increases and market share gains in all regions. The acquisition of the Daros Group increased sales volume by $16 million. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements decreased sales by $30 million. Continued customer pricing pressure reduced sales by $9 million.

Cost of products sold increased by $348 million to $1,632 million for the year ended December 31, 2010 compared to $1,284 million for the year ended December 31, 2009. This was due to a $363 million increase directly associated with increased sales volume, $14 million increase directly associated with the Daros Group sales volume, increased depreciation of $5 million and increased pension expense of $1 million. These increases were partially offset by favorable productivity, in excess of labor and benefits inflation, of $26 million, materials and services sourcing savings of $5 million and currency movements of $4 million.

Gross margin increased by $99 million to $228 million, or 12.3% of sales, for the year ended December 31, 2010 compared to $129 million, or 9.1% of sales, for the year ended December 31, 2009. The increase was due to improved sales volumes, which increased gross margin by $107 million, favorable productivity in excess of labor and benefits inflation of $26 million, materials and services sourcing improvements of $5 million and $2 million directly attributable to the Daros Group, partially offset by currency movements of $26 million, customer price decreases of $9 million, increased depreciation of $5 million and increased pension expense of $1 million.

Operational EBITDA increased by $109 million to $285 million for the year ended December 31, 2010 from $176 million for the year ended December 31, 2009. The impact of increased sales volumes of $107 million, favorable productivity, in excess of labor and benefits inflation, of $16 million, improved equity earnings of non-consolidated affiliates of $13 million, favorable sourcing of $5 million and $2 million directly attributable to the Daros Group were partially offset by currency movements of $24 million, customer price decreases of $9 million and other decreases of $1 million.

Powertrain Sealing and Bearings

Sales increased by $278 million, or 34%, to $1,096 million for the year ended December 31, 2010 from $818 million for the year ended December 31, 2009. Sales volumes increased by $301 million due to OE production volume increases and market share gains in all regions. Approximately 65% of PTSB’s revenues are generated outside the United States and the resulting foreign currency movements decreased sales by $19 million. Continued customer pricing pressure reduced sales by $4 million.

Cost of products sold increased by $185 million to $985 million for the year ended December 31, 2010 compared to $800 million for the year ended December 31, 2009. This was due to a $213 million increase directly associated with the increased sales, increased depreciation of $3 million and increased pension expense of $1 million, partially offset by favorable materials and services sourcing of $15 million, currency movements of $9 million and favorable productivity, in excess of labor and benefits inflation, of $8 million.

Gross margin increased by $93 million to $111 million, or 10.1% of sales, for the year ended December 31, 2010 compared to $18 million, or 2.2% of sales, for the year ended December 31, 2009. The increase was due to improved sales volumes, which increased gross margin by $88 million, materials and services sourcing improvements of $15 million and favorable productivity, in excess of labor and benefits inflation, of $8 million, partially offset by currency movements of $10 million, customer price decreases of $4 million, increased depreciation of $3 million and increased pension expense of $1 million.

Operational EBITDA increased by $84 million to $102 million for the year ended December 31, 2010 from $18 million for the year ended December 31, 2009. This was due to the favorable impact of sales volumes increases of $88 million and sourcing savings of $14 million, partially offset by currency movements of $5 million, customer price decreases of $4 million, unfavorable productivity, net of labor and benefits inflation, of $2 million, improved equity earnings of non-consolidated affiliates of $1 million and other decreases of $8 million.

Vehicle Safety and Protection

Sales increased by $163 million, or 21%, to $936 million for the year ended December 31, 2010 from $773 million for the year ended December 31, 2009. Sales volumes rose by $186 million due to increased OE production and market share gains in all regions. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements decreased sales by $11 million. Continued customer pricing pressure reduced sales by $12 million.

Cost of products sold increased by $105 million to $708 million for the year ended December 31, 2010 compared to $603 million for the year ended December 31, 2009. This was due to a $138 million increase directly associated with increased sales volume and currency movements of $1 million. These increases were partially offset by materials and services sourcing savings of $18 million, favorable productivity, in excess of labor and benefits inflation, of $15 million and decreased depreciation of $1 million.

Gross margin increased by $58 million to $228 million, or 24.4% of sales, for the year ended December 31, 2010 compared to $170 million, or 22.0% of sales, for the year ended December 31, 2009. This increase was due to improved sales volumes, which increased gross margin by $48 million, materials and services sourcing improvements of $18 million, favorable productivity, in excess of labor and benefits inflation, of $15 million and decreased depreciation of $1 million, partially offset by customer price decreases of $12 million and currency movements of $12 million.

Operational EBITDA increased by $51 million to $215 million for the year ended December 31, 2010 from $164 million for the year ended December 31, 2009. This was due to the favorable impact of sales volumes increases of $48 million, sourcing savings of $18 million and favorable productivity, in excess of labor and benefits inflation, of $10 million, partially offset by customer price decreases of $12 million, currency movements of $12 million and other decreases of $1 million.

Global Aftermarket

Sales increased by $1 million to $2,327 million for the year ended December 31, 2010, from $2,326 million for the year ended December 31, 2009. This change was due to increased sales volumes of $22 million despite $48 million in reduced sales in Venezuela as a direct consequence of currency restrictions, and currency movements of $7 million, partially offset by customer price decreases of $28 million.

Cost of products sold increased by $36 million to $1,887 million for the year ended December 31, 2010 compared to $1,851 million for the year ended December 31, 2009. This increase was due to a $66 million increase directly associated with an unfavorable sales mix and an increase in sales volume, partially offset by favorable materials and services sourcing of $26 million, favorable productivity, net of labor and benefits inflation, of $2 million and currency movements of $2 million.

Gross margin decreased by $35 million to $440 million, or 18.9% of sales, for the year ended December 31, 2010 compared to $475 million, or 20.4% of sales, for the year ended December 31, 2009. This decrease was due to unfavorable sales mix, which decreased gross margin by $44 million and customer price decreases of $28 million, partially offset by favorable materials and services sourcing of $26 million, currency movements of $9 million and favorable productivity, net of labor and benefits inflation, of $2 million.

Operational EBITDA decreased by $28 million to $292 million for the year ended December 31, 2010 from $320 million for the year ended December 31, 2009. This decrease was due to the impact of unfavorable sales mix of $44 million and customer price decreases of $28 million, partially offset by favorable sourcing of $26 million, currency movements of $9 million, improved productivity, in excess of labor and benefits inflation, of $7 million and improved equity earnings of non-consolidated affiliates of $2 million.

Corporate

Operational EBITDA decreased by $48 million to $(223) million for the year ended December 31, 2010 from $(175) million for the year ended December 31, 2009. This decrease was due to increased costs in excess of labor and benefits inflation of $36 million, currency movements of $25 million, non-recurrence of the $8 million gain on sale of debt investment in 2009 and unfavorable sourcing of $4 million, partially offset by decreased stock-based compensation expense of $19 million, improved equity earnings of non-consolidated affiliates of $1 million and other increases of $5 million.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $684 million, or 11.0% of net sales, for the year ended December 31, 2010 as compared to $690 million, or 12.9% of net sales, for the year ended December 31, 2009.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $156 million for the year ended December 31, 2010 compared with $140 million for the year ended December 31, 2009. As a percentage of OE sales, R&D was 4.0% and 4.7% for the year ended December 31, 2010 and 2009, respectively.

OPEB Curtailment Gains

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan which eliminated Other Postemployment Benefits for certain salaried and non-union hourly employees and retirees effective July 1, 2010.  Also during 2010, as a result of union negotiations, Other Postemployment Benefits were eliminated at one of the Company’s U.S. manufacturing locations and reduced at another location. The cumulative result of these three events was a reduction in the Company’s accumulated postemployment benefit obligation (“APBO”) of $164 million, of which $135 million is being amortized over the average remaining service lives of active participants (approximately 9 years). The remaining $29 million resulted in curtailment gains (“OPEB curtailment gains”), which were recognized in the consolidated statements of operations during 2010.

Interest Expense, Net

Net interest expense was $129 million in the year ended December 31, 2010 compared to $132 million for the year ended December 31, 2009.

Other (Expense) Income, Net

Other (expense) income, net was $(17) million in the year ended December 31, 2010 compared to $40 million for the year ended December 31, 2009.

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

Near the end of 2009, the three year cumulative inflation rate for Venezuela was above 100%, which required the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with FASB ASC Topic 830, Foreign Currency Matters, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency is that any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities must be recognized directly in earnings.

On January 8, 2010, the Venezuelan government devalued its currency. All of the Company’s Venezuelan balances are translated at 4.3 bolivars per U.S. dollar at December 31, 2010. During the year ended December 31, 2010, the Company recorded $25 million in expense due to this currency devaluation, comprised of foreign currency exchange expense of $21 million, tax expense of $3 million and cost of products sold of $1 million. The remaining cash balance of $12 million as of December 31, 2010 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.

Gain on liabilities subject to compromise: The Company recognized a $14 million gain related to a change in estimate to amounts payable to holders of unsecured claims in the Predecessor Company’s Chapter 11 proceedings.

Environmental claims settlements: The Company was a party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Company prior to 1986. During the year ended December 31, 2009, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $12 million.

Gain on sale of debt investment: During 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain.

Gain on involuntary conversion: In 2008, a fire occurred at a plant in Europe. The Company received insurance proceeds of $7 million during 2009, which was recognized as a gain.

Reporting Segment Results 2009 versus 2008

The following table provides changes in sales, cost of products sold, gross margin and operational EBITDA for the year ended December 31, 2009 compared with the year ended December 31, 2008 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, gain on settlement of liabilities subject to comprise, fresh-start reporting adjustments, expense associated with U.S. based funded pension plans, OPEB curtailment gains and the impact on 2008 gross margin of the fresh-start reporting valuation of inventory.

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

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2008 Sales	$2,090	$1,154	$985	$2,637	$—	$6,866
Sales volumes	(504)	(292)	(168)	(290)	—	(1,254)
Customer pricing	(36)	13	(1)	47	—	23
Foreign currency	(137)	(57)	(43)	(68)	—	(305)
2009 Sales	$1,413	$818	$773	$2,326	$—	$5,330

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2008 Cost of Products Sold	$1,786	$1,090	$768	$2,107	$(9)	$5,742
Sales volumes / mix	(311)	(179)	(79)	(175)	(4)	(748)
Productivity, net of inflation	(32)	(32)	(13)	5	10	(62)
Materials and services sourcing	(16)	(19)	(30)	(11)	(6)	(82)
Depreciation	6	6	4	1	(1)	16
Pension	1	(1)	—	—	10	10
Non-recurrence of 2008 fresh-start reporting impact on inventory	(11)	(7)	(5)	(45)	—	(68)
Foreign currency	(139)	(58)	(42)	(31)	—	(270)
2009 Cost of Products Sold	$1,284	$800	$603	$1,851	$—	$4,538

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2008 Gross Margin	$304	$64	$217	$530	$9	$1,124
Sales volumes / mix	(193)	(113)	(89)	(115)	4	(506)
Customer pricing	(36)	13	(1)	47	—	23
Productivity, net of inflation	32	32	13	(5)	(10)	62
Materials and services sourcing	16	19	30	11	6	82
Depreciation	(6)	(6)	(4)	(1)	1	(16)
Pension	(1)	1	—	—	(10)	(10)
Non-recurrence of 2008 fresh-start reporting impact on inventory	11	7	5	45	—	68
Foreign currency	2	1	(1)	(37)	—	(35)
2009 Gross Margin	$129	$18	$170	$475	$—	$792

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

2008 Operational EBITDA	$354	$58	$206	$377	$(233)	$762
Sales volumes / mix	(193)	(113)	(89)	(115)	4	(506)
Customer pricing	(36)	13	(1)	47	—	23
Productivity – Cost of products sold	32	32	13	(5)	(10)	62
Productivity – SG&A	23	17	10	25	57	132
Productivity – Other Income	—	(2)	—	—	—	(2)
Sourcing – Cost of products sold	16	19	30	11	6	82
Sourcing – SG&A	—	—	—	3	3	6
Sourcing – Other Income	1	—	—	—	15	16
Equity earnings on non-consolidated affiliates	(6)	(2)	(1)	2	—	(7)
Stock-based compensation	—	—	—	—	(41)	(41)
Gain on sale of debt investment	—	—	—	—	8	8
Foreign currency	(10)	(3)	(1)	(20)	15	(19)
Other	(5)	(1)	(3)	(5)	1	(13)
2009 Operational EBITDA	$176	$18	$164	$320	$(175)	$503
Depreciation and amortization						(327)
Interest expense, net						(132)
Expense associated with U.S. based funded pension plans						(66)
Restructuring expense, net						(32)
Adjustment of assets to fair value						(17)
Income tax benefit						39
Other						(1)
Net loss						$(33)

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

Operational EBITDA decreased by $178 million to $176 million for the year ended December 31, 2009 from $354 million for the year ended December 31, 2008. This decrease was primarily due to the impact of reduced volumes of $193 million. When combined with the other macro-economic factors, such as adverse currency movements of $10 million and reduced income from non-consolidated affiliates of $6 million, the latter due to reductions in global market demand, EBITDA before operational actions fell by $209 million. Improved productivity in both cost of products sold and SG&A increased EBITDA by $55 million, and improved sourcing contributed a further $17 million.  However, these favorable actions were partly offset by reduced customer pricing of $36 million.

Powertrain Sealing and Bearings

Sales decreased by $336 million, or 29%, to $818 million for the year ended December 31, 2009 from $1,154 million for the year ended December 31, 2008. PTSB generates approximately 70% of its revenue outside the United States and the resulting currency movements decreased reported sales by $57 million. Sales volumes decreased by $292 million due to OE production volume declines in all regions, slightly offset by market share gains and new program launches in all regions. Customer pricing increased sales by $13 million.

Cost of products sold decreased by $290 million to $800 million for the year ended December 31, 2009 compared to $1,090 million for the year ended December 31, 2008. This was primarily due to a $179 million decrease in material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes. Productivity in excess of labor and benefits inflation of $32 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume. Other factors contributing to this decrease were currency movements of $58 million and improved materials and services sourcing of $19 million.

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

Operational EBITDA decreased by $40 million to $18 million for the year ended December 31, 2009 from $58 million for the year ended December 31, 2008. This decrease was primarily due to the impact of reduced volumes of $113 million. When combined with the other macro-economic factors, such as adverse currency movements of $3 million and reduced income from non-consolidated affiliates of $2 million, the latter due to reductions in global market demand, EBITDA before operational actions fell by $118 million. Improved productivity in both cost of products sold and SG&A increased EBITDA by $49 million, improved sourcing contributed a further $19 million and favorable customer pricing added $13 million.

Vehicle Safety and Protection

Sales decreased by $212 million, or 22%, to $773 million for the year ended December 31, 2009 from $985 million for the year ended December 31, 2008. VSP generates over 70% of its revenue outside the United States and the resulting currency movements decreased reported sales by $43 million. Sales volumes fell by $168 million due to lower OE production in all regions, slightly offset by market share gains and new program launches in all regions.

Cost of products sold decreased by $165 million to $603 million for the year ended December 31, 2009 compared to $768 million for the year ended December 31, 2008. This was primarily due to a $79 million decrease in material, manufacturing labor and variable overhead costs as a direct consequence of the lower production volumes. Productivity in excess of labor and benefits inflation of $13 million represents improvements in the total manufacturing cost base in excess of those due to reduced production volume changes. Other factors contributing to this decrease were currency movements of $42 million and improved materials and services sourcing of $30 million.

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

Operational EBITDA decreased by $42 million to $164 million for the year ended December 31, 2009 from $206 million for the year ended December 31, 2008. This decrease was primarily due to the impact of reduced volumes of $89 million. When combined with the other macro-economic factors, such as adverse currency movements of $1 million and reduced income from non-consolidated affiliates of $1 million, EBITDA before operational actions fell by $91 million. Improved productivity in both cost of goods sold and SG&A increased EBITDA by $23 million, improved sourcing contributed a further $30 million, and customer pricing $1 million.

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

Operational EBITDA decreased by $57 million to $320 million for the year ended December 31, 2009 from $377 million for the year ended December 31, 2008. This decrease was primarily due to the impact of reduced volumes of $115 million. When combined with adverse currency movements of $20 million, EBITDA before operational actions fell by $135 million. Improved productivity, mainly in SG&A, increased EBITDA by $20 million, improved sourcing contributed a further $14 million, and customer pricing $47 million.
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

Included in SG&A expense above were research and development (“R&D”) costs, including product engineering and validation costs, of $140 million for the year ended December 31, 2009 compared to $173 million for the year ended December 31, 2008. As a percentage of OE sales, R&D expenditures were 4.7% and 4.1% for the years ended December 31, 2009 and 2008, respectively.

Interest Expense, Net

Net interest expense was $132 million for the year ended December 31, 2009 compared to $180 million for the year ended December 31, 2008. The decrease is primarily due to lower average interest rates.

Other (Expense) Income, Net

Other (expense) income, net was $40 million for the year ended December 31, 2009, compared with other (expense) income, net of $20 million for the year ended December 31, 2008.

Environmental claims settlements: The Company was party to two lawsuits in Ohio and Michigan relating to indemnification for costs arising from environmental releases from industrial operations of the Company prior to 1986. During the years ended December 31, 2009 and 2008, the Company reached settlements with certain parties, which resulted in net recoveries to the Company of $12 million and $17 million, respectively.

Gain on sale of debt investment: During 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain.

Gain on involuntary conversion: In 2008, the Company experienced a fire at a plant in Europe. During 2008, the Company received cash proceeds of $30 million from its insurance carrier, for which it recognized a $12 million gain associated with the involuntary conversion. During 2009, the Company received additional proceeds of $7 million, which was recognized as a gain.

Chapter 11 and U.K. Administration related reorganization expenses: Chapter 11 and U.K. Administration related reorganization expenses of $3 million and $17 million for the years ended December 31, 2009 and 2008, respectively, consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs.

Adjustment of Assets to Fair Value

The Company recorded total impairment charges of $2 million, $17 million and $451 million for the years ended December 31, 2010, 2009 and 2008, respectively, as follows:

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Property, plant and equipment	$7	$20	$18
Goodwill	7	(3)	239
Other indefinite-lived intangible assets	(12)	—	130
Investments in non-consolidated affiliates	—	—	64
	$2	$17	$451

The Company’s adjustment of assets to fair value are further discussed in Note 3 to the Consolidated Financial Statements, included in Item 8 of this report.

Restructuring Activities

The Company, as part of its sustainable global profitable growth strategy, has undertaken various restructuring activities to streamline its operations, consolidate and take advantage of available capacity and resources, and ultimately achieve cost reductions. These restructuring activities include efforts to integrate and rationalize businesses and to relocate manufacturing operations to best cost countries. Such activities have resulted in the redeployment of human and capital resources to the Company’s core businesses.

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. The Company’s global workforce of 42,700 employees as of December 31, 2010 is approximately 4,300 positions less than the workforce as of September 30, 2008 due to Restructuring 2009 actions, partially offset by subsequent rehiring of employees as production volumes increased in 2010. During 2010, the Company recorded $5 million in facility closure costs, $3 million in employee costs and $(8) million in employee cost reversals associated with Restructuring 2009. During 2009 and 2008, the Company recorded $31 million and $127 million, respectively, in net restructuring expenses associated with Restructuring 2009, of which $29 million and $127 million, respectively, were employee costs and $2 million were facility closure costs in 2009.  The Company expects to incur additional restructuring expenses up to $2 million through 2011, of which $1 million are expected to be facility closure costs and $1 million are expected to be employee related costs.

During the year ended December 31, 2010, the Company recorded $8 million in net restructuring expenses outside of Restructuring 2009. Of these expenses, the Company recorded $7 million in employee costs and $1 million in facility closure costs related to other restructuring activities.

The Company’s restructuring activities are further discussed in Note 2 to the Consolidated Financial Statements, included in Item 8 of this report.

Income Taxes

For the year ended December 31, 2010, the Company recorded income tax expense of $12 million on income before income taxes of $179 million, compared to an income tax benefit of $39 million on a loss before income taxes of $72 million for the year ended December 31, 2009, and compared to income tax expense of $19 million on a loss before income taxes of $446 million for the year ended December 31, 2008. The income tax expense for the year ended December 31, 2010 differs from the U.S. statutory rate primarily due to a tax benefit from the reversal of valuation allowances, which is partially offset by the non-recognition of income tax benefits in various jurisdictions. For the year ended December 31, 2009, the primary difference between the Company’s income tax expense at its statutory rate and actual tax expense recorded was due to favorable audit settlements and a tax benefit from the reversal of valuation allowances, which were partially offset by the non-recognition of income tax benefits in various jurisdictions and a tax benefit recorded to continuing operations pursuant to an exception to the intraperiod tax allocation rules. For the year ended December 31, 2008, the primary difference between the Company’s income tax expense at its statutory rate and actual tax expense recorded was the result of goodwill impairment charges impacting pre-tax loss with no related income tax benefit.

The Company’s income taxes are further discussed in Note 14 to the Consolidated Financial Statements, included in Item 8 of this report.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $404 million, $328 million and $627 million for the years ended December 31, 2010, 2009 and 2008, respectively. The most significant factors contributing to operating activity cash flows in 2008 are those in relation to emergence from Chapter 11. Cash from operations, excluding the impacts of the Plan, is shown below:

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Net cash provided from operating activities:	$404	$328	$627

Adjustments:
Payments from U.S. Asbestos Trust	—	(40)	(225)
Payments to settle non-debt liabilities subject to compromise	16	51	23

Cash from operations, excluding the impacts of the Plan	$420	$339	$425

Working Capital

The cash (outflows) inflows from changes in working capital were $(54) million, $76 million and $105 million (excluding $68 million fresh-start adjustment to inventory) for the years ended December 31, 2010, 2009 and 2008, respectively.

The cash outflow due to changes in accounts receivable for the year ended December 31, 2010 of $149 million is due to an increase in sales volume. Excluding the impact of foreign exchange, sales revenue in the last two months of 2010 was approximately $174 million higher than the equivalent period of 2009. This outflow is partially mitigated by collection efficiencies and favorable customer mix.

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

The cash outflow due to changes in inventory of $27 million and the cash inflow due to changes in accounts payable of $122 million for the year ended December 31, 2010 are both largely as a result of the increase in global revenues for full year 2010 as compared to full year 2009.

The cash inflow due to changes in inventory of $93 million and the cash outflow due to changes in accounts payable of $31 million for the year ended December 31, 2009 are both largely as a result of the drop in global revenues for full year 2009 as compared to full year 2008.

The cash inflow due to changes in inventory of $53 million (excluding $68 million fresh-start adjustment to inventory) and the cash outflow due to changes in accounts payable of $38 million for the year ended December 31, 2008 both reflect the impact of decreased production volumes in the fourth quarter of 2008 – impacts which continued in 2009.

Investing Activities

Cash flow used by investing activities was $283 million, $166 million and $306 million for the years ended December 31, 2010, 2009 and 2008, respectively. Expenditures for property, plant and equipment were $251 million, $176 million and $320 million for the years ended December 31, 2010, 2009 and 2008, respectively. As a result of the reduction in global revenue at the end of 2008 and throughout 2009, the Company was able to utilize excess capacity and equipment, including that made available through the consolidation of production activities at certain locations. These actions made it possible for the Company to operate with a lower level of capital investment throughout 2009.

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

Financing Activities and Liquidity

Cash flow used by financing activities was $44 million and $35 million for the years ended December 31, 2010 and 2009, respectively, compared to cash provided from financing activities of $197 million for the year ended December 31, 2008. Financing activity during 2010 and 2009 primarily related to scheduled debt repayments, whereas 2008 had significant borrowing activity. The Company purchased approximately 1.1 million shares of its common stock for approximately $17 million in a single transaction from an unrelated party on September 11, 2008.

In connection with the consummation of the Predecessor Company’s reorganization plan, on the Effective Date, the Company entered into a Tranche A Term Loan Agreement (the “Tranche A Facility Agreement”). The Tranche A Facility Agreement provided for a $1,335 million term loan issued on the Effective Date to satisfy in part the obligations owed under the Predecessor Company’s prepetition credit agreement and certain other prepetition surety-related obligations. On December 27, 2007, the Company notified the administrative agent under the Tranche A Facility Agreement of the Company’s intent to repay the Tranche A term loan during January 2008. On January 3, 2008, the Tranche A term loan was repaid in full.

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

Also on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to sixty days after the Effective Date, have been fully drawn as described below. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession (“DIP”) credit agreement of $34 million, and existing letters of credit issued under the Predecessor Company’s prepetition credit facility of $39 million, were rolled over as letters of credit under the Debt Facilities.

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

On January 3, 2008, the Company drew an additional $2,082 million under the Debt Facilities, of which $1,642 million was used by the Company to repay or redeem the Repaid Instruments and interest thereon, both as discussed above. Given that the Company intended to finance the Repaid Instruments on a long-term basis, commitments for such long-term financing existed as of December 31, 2007 and that such intent was achieved with the refinancing of the Repaid Instruments with long-term borrowings under the Debt Facilities, each of the Repaid Instruments was classified as long-term in the Company’s balance sheet as of December 31, 2007.

The Company has the following contractual obligations and commercial commitments outstanding at December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total
	(Millions of Dollars)

Debt obligations	$73	$32	$32	$1,853	$930	$2	$2,922
Interest payments	106	103	102	63	21	—	395
Letters of credit	43	—	—	—	—	—	43
Pension and other postemployment benefit plans	118	136	130	110	98	336	928
Operating leases	36	31	26	22	16	25	156
Total	$376	$302	$290	$2,048	$1,065	$363	$4,444

The Company's ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its Debt Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of 2011. In the longer term, the Company believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

The Debt Facilities contain some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants under its Debt Facilities as of December 31, 2010. Based on current forecasts, the Company expects to be in compliance with the covenants under the Debt Facilities through December 31, 2011.

The Company maintains investments in 12 non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $210 million and $238 million as of December 31, 2010 and 2009, respectively. Dividends received from non-consolidated affiliates by the Company for the years ended December 31, 2010, 2009 and 2008 were $43 million, $7 million and $33 million, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners, to original equipment and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $61 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. If this put option were exercised at its estimated current fair value, such exercise could have a material effect on the Company’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

The Company purchases/sells inventory from/to this Turkish joint venture (“Turkey JV”). Purchases from the Turkey JV for the years ended December 31, 2010, 2009 and 2008 were $20 million, $15 million and $2 million, respectively. Sales to the Turkey JV for the years ended December 31, 2010, 2009 and 2008 were $31 million, $26 million and $37 million, respectively. The Company had net accounts payable balances with the Turkey JV of $4 million and $12 million as of December 31, 2010 and 2009, respectively.

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

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $211 million and $217 million as of December 31, 2010 and 2009, respectively. Of those gross amounts, $210 million and $190 million, respectively, qualify as sales as defined in ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of December 31, 2010 and 2009, the Company had outstanding transferred receivables for which cash of $1 million and $4 million, respectively, had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $1.3 billion, $1.3 billion and $1.5 billion for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, expenses associated with transfers of receivables of $6 million, $4 million and $9 million, respectively, were recorded in the consolidated statements of operations within “Other (expense) income, net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. As of December 31, 2010, the fair value of that credit risk was determined to be immaterial. The potential risk to the Company as it relates to the potential risk of loss from the sale of receivables was $32 million as of December 31, 2010.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Note 5 to the Consolidated Financial Statements, included in Item 8 of this report, for information with respect to interest rate risk, commodity price risk and foreign currency risk.

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the year ended December 31, 2010, the Company derived 39% of its sales in the United States and 61% internationally. Of these international sales, 58% are denominated in the euro, with no other single currency representing more than 7%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the year ended December 31, 2010 would have decreased “Net income attributable to Federal-Mogul” by approximately $38 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal controls over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (the “COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2010, management has concluded that the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited Federal-Mogul Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal-Mogul Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included as Item 8. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal-Mogul Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal-Mogul Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 23, 2011

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Operations

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$6,219	$5,330	$6,866
Cost of products sold	(5,212)	(4,538)	(5,742)

Gross margin	1,007	792	1,124

Selling, general and administrative expenses	(684)	(690)	(774)
Other postemployment benefits curtailment gains	29	—	—
Interest expense, net	(129)	(132)	(180)
Amortization expense	(49)	(49)	(76)
Equity earnings of non-consolidated affiliates	32	16	23
Restructuring expense, net	(8)	(32)	(132)
Adjustment of assets to fair value	(2)	(17)	(451)
Other (expense) income, net	(17)	40	20

Income (loss) before income taxes	179	(72)	(446)
Income tax (expense) benefit	(12)	39	(19)

Net income (loss)	167	(33)	(465)
Less net income attributable to noncontrolling interests	(6)	(12)	(3)

Net income (loss) attributable to Federal-Mogul	$161	$(45)	$(468)

Net Income (Loss) Per Common Share Attributable to Federal-Mogul:
Basic	$1.63	$(0.46)	$(4.69)
Diluted	$1.62	$(0.46)	$(4.69)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Balance Sheets

	December 31
	2010	2009
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$1,105	$1,034
Accounts receivable, net	1,075	950
Inventories, net	847	823
Prepaid expenses and other current assets	244	221
Total current assets	3,271	3,028

Property, plant and equipment, net	1,802	1,834
Goodwill and other indefinite-lived intangible assets	1,431	1,427
Definite-lived intangible assets, net	484	515
Investments in non-consolidated affiliates	210	238
Other noncurrent assets	98	85

	$7,296	$7,127

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$73	$97
Accounts payable	660	537
Accrued liabilities	428	410
Current portion of postemployment benefit liability	47	61
Other current liabilities	143	175
Total current liabilities	1,351	1,280

Long-term debt	2,752	2,760
Postemployment benefits	1,172	1,298
Long-term portion of deferred income taxes	470	498
Other accrued liabilities	186	192

Shareholders' equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of both December 31, 2010 and 2009)	1	1
Additional paid-in capital, including warrants	2,150	2,123
Accumulated deficit	(352)	(513)
Accumulated other comprehensive loss	(505)	(571)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders' equity	1,277	1,023
Noncontrolling interests	88	76
Total shareholders' equity	1,365	1,099

	$7,296	$7,127

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income (loss)	$167	$(33)	$(465)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	333	327	349
Change in postemployment benefits, including pensions	(55)	58	(11)
Change in deferred taxes	(57)	(34)	49
Equity earnings of non-consolidated affiliates	(32)	(16)	(23)
Cash dividends received from non-consolidated affiliates	43	7	33
Loss on Venezuelan currency devaluation	25	—	—
Restructuring expense, net	8	32	132
Payments against restructuring liabilities	(36)	(94)	(40)
Payments to settle non-debt liabilities subject to compromise, net	(16)	(51)	(23)
Chapter 11 and U.K. Administration related reorganization expenses	2	3	17
Payments for Chapter 11 and U.K. Administration related reorganization expenses	(2)	(6)	(48)
Adjustment of assets to fair value	2	17	451
Payments from U.S. Asbestos Trust	—	40	225
Other	—	(8)	12
Changes in operating assets and liabilities:
Accounts receivable	(149)	14	89
Inventories	(27)	93	122
Accounts payable	122	(31)	(38)
Other assets and liabilities	76	10	(204)
Net Cash Provided From Operating Activities	404	328	627

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(251)	(176)	(320)
Payments to acquire business	(39)	—	(5)
Net proceeds from sales of property, plant and equipment	3	2	13
Other	4	8	6
Net Cash Used By Investing Activities	(283)	(166)	(306)

Cash Provided From (Used By) Financing Activities
Principal payments on Debt Facilities	(30)	(30)	(22)
Net (remittances) proceeds on servicing of factoring arrangements	(10)	4	(7)
Decrease in other long-term debt	(3)	—	(18)
Decrease in short-term debt	(1)	(8)	(29)
Proceeds from borrowings on Debt Facilities	—	—	2,082
Repayment of Tranche A , Revolver and PIK notes	—	—	(1,791)
Treasury stock purchase	—	—	(17)
Debt amendment / issuance fees	—	(1)	(1)
Net Cash (Used By) Provided From Financing Activities	(44)	(35)	197

Effect of Venezuelan currency devaluation on cash	(20)	—	—
Effect of foreign currency exchange rate fluctuations on cash	14	19	(55)
Effect of foreign currency fluctuations on cash	(6)	19	(55)

Increase in cash and equivalents	71	146	463

Cash and equivalents at beginning of year	1,034	888	425

Cash and equivalents at end of year	$1,105	$1,034	$888

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total	Noncontrolling Interests
	(Millions of Dollars)

Balance at January 1, 2008	$1	$2,123	$—	$—	$—	$2,124	$88

Net (loss) income			(465)			(465)	3
Less net income attributable to noncontrolling interests			(3)			(3)
Currency translation adjustments and other				(252)		(252)	(2)
Postemployment benefits, net of $1 tax impact				(341)		(341)
Hedge instruments, net of $3 tax impact				(95)		(95)
Total Comprehensive Loss						(1,156)	1
Purchase of treasury stock					(17)	(17)
Fresh-start reporting adjustment							(44)
Balance at December 31, 2008	1	2,123	(468)	(688)	(17)	951	45

Net (loss) income			(33)			(33)	12
Less net income attributable to noncontrolling interests			(12)			(12)
Currency translation adjustments and other				68		68	10
Postemployment benefits, net of $(10) tax impact				16		16
Hedge instruments, net of $(19) tax impact				33		33
Total Comprehensive Income						72	22
Capital investment in subsidiary by non-controlling shareholder							9
Balance at December 31, 2009	1	2,123	(513)	(571)	(17)	1,023	76

Net income			167			167	6
Less net income attributable to noncontrolling interests			(6)			(6)
Currency translation adjustments and other				14		14	(1)
Postemployment benefits, no tax impact				65		65
Hedge instruments, inclusive of $(1) tax impact				(13)		(13)
Total Comprehensive Income						227	5
Capital investment in subsidiary by non-controlling shareholder							7
Stock-based compensation (see Note 18)		27				27
Balance at December 31, 2010	$1	$2,150	$(352)	$(505)	$(17)	$1,277	$88

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation: On December 27, 2007 (the “Effective Date”), the predecessor to Federal-Mogul Corporation (the “Predecessor Company”) merged with and into New Federal-Mogul Corporation whereupon (i) the separate corporate existence of the Predecessor Company ceased, (ii) New Federal-Mogul Corporation became the surviving corporation and continues to be governed by the laws of the State of Delaware and (iii) New Federal-Mogul Corporation was renamed “Federal-Mogul Corporation” (also referred to as “Federal-Mogul” or the “Company”). In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), the Company adopted fresh-start reporting effective December 31, 2007 upon emergence from bankruptcy on the Effective Date.

Principles of Consolidation: The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with the Company’s operating strategy. All intercompany transactions and balances have been eliminated.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable is stated at net realizable value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. The Company’s general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an original equipment manufacturer or servicer (“OE”) or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administration (“SG&A”) expenses are bad debt expenses of $1 million, $5 million and $6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s allowances for doubtful accounts were $13 million and $19 million at December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and Spain are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $211 million and $217 million as of December 31, 2010 and 2009, respectively. Of those gross amounts, $210 million and $190 million, respectively, qualify as sales as defined in ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of December 31, 2010 and 2009, the Company had outstanding transferred receivables for which cash of $1 million and $4 million, respectively, had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $1.3 billion, $1.3 billion and $1.5 billion for the years ended December 31, 2010, 2009 and 2008, respectively. For the years ended December 31, 2010, 2009 and 2008, expenses associated with transfers of receivables of $6 million, $4 million and $9 million, respectively, were recorded in the consolidated statements of operations within “Other (expense) income, net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. As of December 31, 2010, the fair value of that credit risk was determined to be immaterial. The potential risk to the Company as it relates to the potential risk of loss from the sale of receivables was $32 million as of December 31, 2010.

Inventories: The Company values inventory at the lower of cost or market, with cost determined on a first-in, first-out (“FIFO”) basis. The value of inventories are reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Long-Lived Assets: As a result of fresh-start reporting, long-lived assets such as property, plant and equipment (PP&E”) that were purchased prior to January 1, 2008 were stated at estimated replacement cost, unless the expected future use of the assets indicated a lower value was appropriate. PP&E purchased since that time are recorded at cost. Definite-lived intangible assets have been stated at fair value established at emergence and at cost thereafter. Long-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, if required, in accordance with the subsequent measurement provisions of FASB ASC Topic 360, Property, Plant & Equipment (“FASB ASC 360”). If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes.

Goodwill: As of December 31, 2007, goodwill was determined as the excess of reorganization value over amounts attributable to specific tangible and intangible assets, including developed technology and customer relationships. Goodwill is reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other (“FASB ASC 350”). This impairment analysis compares the fair values of the Company’s reporting units to their related carrying values. If a reporting unit carrying value exceeds its fair value, the Company must then calculate the reporting unit’s implied fair value of goodwill and impairment charges are recorded for any excess of the goodwill carrying value over the implied fair value of goodwill. The reporting units’ fair values are based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

Trademarks and Brand Names: As of December 31, 2007, trademarks and brand names were stated at fair value as a result of fresh-start reporting. These indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC 350. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Pension and Other Postemployment Obligations: Pension and other postemployment benefit costs are dependent upon assumptions used in calculating such costs. These assumptions include discount rates, health care cost trends, expected returns on plan assets and other factors. In accordance with U.S. GAAP, actual results that differ from the assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods.

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

Shipping and Handling Costs: The Company recognizes shipping and handling costs as incurred as a component of cost of products sold in the consolidated statements of operations.

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

Research and Development: The Company expenses research and development (“R&D”) costs as incurred. R&D expense, including product engineering and validation costs, was $156 million, $140 million and $173 million for the years ended December 31, 2010, 2009 and 2008, respectively. As a percentage of OE sales, R&D expense was 4.0%, 4.7% and 4.1% for the years ended December 31, 2010, 2009, and 2008, respectively.

Advertising Costs: Advertising and promotion expenses for continuing operations are expensed as incurred and were $40 million, $38 million and $46 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Foreign Currency Translation: Exchange adjustments related to international currency transactions and translation adjustments for international subsidiaries whose functional currency is the United States dollar (principally those located in highly inflationary economies) are reflected in the consolidated statements of operations. Translation adjustments of international subsidiaries for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of “Accumulated other comprehensive loss.” Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Asset Retirement Obligations: The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records ARO when amounts can be reasonably estimated, typically upon the expectation that facilities may be closed or sold.

Derivative Financial Instruments: The Company uses interest rate swaps, commodity forward contracts and currency swaps to manage volatility of underlying exposures. The Company recognizes all of its derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated, and is effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of “Accumulated other comprehensive loss” and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company's objectives for holding derivatives are to minimize risks using the most effective and cost-efficient methods available.

New Accounting Pronouncements: In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This ASU revises previous guidance including: the elimination of the qualifying special-purpose entity (“QSPE”) concept; a new participating interest definition that must be met for transfers of portions of financial assets to be eligible for sale accounting; clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale; and a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor. Additionally, the guidance requires extensive new disclosures regarding an entity’s involvement in a transfer of financial assets. Finally, existing QSPEs (prior to the effective date of this guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance upon the elimination of this concept. The adoption of this new guidance effective January 1, 2010 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued ASU No. 2009-17 Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU revises previous guidance by eliminating the exemption for QSPE’s, and by establishing a new approach for determining who should consolidate a variable interest entity. The adoption of this new guidance effective January 1, 2010 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires additional disclosures regarding fair value measurements, including the amount and reasons for transfers between levels within the fair value hierarchy and more detailed information regarding the inputs and valuation techniques used in determining the fair value of assets and liabilities classified as either Level 2 or Level 3 within the fair value hierarchy. In addition, this ASU clarifies previous guidance related to the level at which fair value disclosures should be disaggregated. The adoption of these components of this new guidance was effective January 1, 2010. This ASU further requires entities to report Level 3 rollforward activity on a gross basis effective January 1, 2011. These additional disclosure requirements, to the extent applicable, have been reflected in Note 6.

In February 2010, the FASB issued ASU No. 2010-08, Technical Corrections to Various Topics. This ASU had no material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Estimates of restructuring expenses are based on information available at the time such charges are recorded. In certain countries where the Company operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many international locations. Thus, restructuring programs appear to be ongoing when, in fact, terminations and other activities have been substantially completed. Management expects that future savings resulting from execution of its restructuring programs will generally result in full pay back within 36 months.

Management expects to finance its restructuring programs through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of such programs will have an adverse impact on its liquidity position.

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

The Company recorded $8 million, $32 million and $132 million in net restructuring expenses for the years ended December 31, 2010, 2009 and 2008, respectively, of which $2 million, $30 million and $130 million were employee costs and $6 million, $2 million and $2 million were facility closure costs. The facility closure costs were paid within the year of incurrence.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed $8 million, $47 million and $3 million of previously recorded liabilities in 2010, 2009 and 2008, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

The following table is a summary of the Company’s consolidated restructuring liabilities and related activity for 2010, 2009 and 2008. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at January 1, 2008	$4	$6	$1	$5	$3	$19
Provisions	42	47	33	8	5	135
Reversals	(1)	—	—	(1)	(1)	(3)
Payments	(12)	(7)	(12)	(7)	(2)	(40)
Foreign currency	1	1	—	—	—	2
Balance at December 31, 2008	34	47	22	5	5	113
Provisions	33	20	17	7	2	79
Reversals	(22)	(11)	(13)	(1)	—	(47)
Payments	(29)	(33)	(21)	(7)	(4)	(94)
Foreign currency	3	1	—	—	—	4
Balance at December 31, 2009	19	24	5	4	3	55
Provisions	5	7	1	3	—	16
Reversals	(3)	(4)	(1)	—	—	(8)
Payments	(9)	(18)	(4)	(4)	(1)	(36)
Foreign currency	(1)	(2)	—	—	—	(3)
Balance at December 31, 2010	$11	$7	$1	$3	$2	$24

Activities under Global “Restructuring 2009” Program

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. The Company’s global workforce of 42,700 employees as of December 31, 2010 is approximately 4,300 positions less than the workforce as of September 30, 2008 due to Restructuring 2009 actions, partially offset by subsequent rehiring of employees as production volumes increased in 2010. During 2010, the Company recorded $5 million in facility closure costs, $3 million in employee costs and $(8) million in employee cost reversals associated with Restructuring 2009. During 2009 and 2008, the Company recorded $31 million and $127 million, respectively, in net restructuring expenses associated with Restructuring 2009, of which $29 million and $127 million, respectively, were employee costs and $2 million were facility closure costs in 2009.  The Company expects to incur additional restructuring expenses up to $2 million through 2011, of which $1 million are expected to be facility closure costs and $1 million are expected to be employee related costs.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at January 1, 2008	$—	$—	$—	$—	$—	$—
Provisions	39	46	31	7	4	127
Payments	(7)	(4)	(9)	(2)	(1)	(23)
Foreign currency	1	2	—	—	—	3
Balance at December 31, 2008	33	44	22	5	3	107
Provisions	33	21	16	6	2	78
Reversals	(22)	(11)	(13)	(1)	—	(47)
Payments	(28)	(32)	(19)	(7)	(4)	(90)
Foreign currency	3	1	—	—	—	4
Balance at December 31, 2009	19	23	6	3	1	52
Provisions	1	6	1	—	—	8
Reversals	(3)	(4)	(1)	—	—	(8)
Payments	(8)	(17)	(4)	(1)	(1)	(31)
Foreign currency	(1)	(1)	—	—	—	(2)
Balance at December 31, 2010	$8	$7	$2	$2	$—	$19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Significant components of expenses related to Restructuring 2009 are as follows:

	Total Expected Costs	Incurred During 2008	Incurred During 2009	Incurred During 2010	Estimated Additional Expenses

Powertrain Energy	$48	$39	$11	$(2)	$—
Powertrain Sealing and Bearings	60	46	10	2	2
Vehicle Safety and Protection	34	31	3	—	—
Global Aftermarket	12	7	5	—	—
Corporate	6	4	2	—	—
	$160	$127	$31	$—	$2

Other Restructuring Activities

During the year ended December 31, 2010, the Company recorded $8 million in net restructuring expenses outside of Restructuring 2009. Of these expenses, the Company recorded $7 million in employee costs and $1 million in facility closure costs related to other restructuring activities.

PTE announced the closure and relocation of its rings facility in Wausau, WI to other facilities with available capacity during 2010. The Company recorded $2 million during the year ended December 31, 2010 in employee costs associated with this action. The expected completion date of this action is the third quarter of 2011.

GA committed to various actions during 2010, the most significant of which was the closure of its facility in Barcelona, Spain. The Company recorded $2 million during the year ended December 31, 2010 in employee costs associated with these committed actions. This closure has been completed.

PTE announced the closure and relocation of its ignition facility in Toledo, OH to other facilities with available capacity during 2010. The Company recorded $1 million in employee costs and $1 million in facility closure costs during the year ended December 31, 2010 associated with this action. This closure has been completed.

3.  ADJUSTMENT OF ASSETS TO FAIR VALUE

The Company recorded total impairment charges of $2 million, $17 million and $451 million for the years ended December 31, 2010, 2009 and 2008, respectively, as follows:

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Property, plant and equipment	$7	$20	$18
Goodwill	7	(3)	239
Other indefinite-lived intangible assets	(12)	—	130
Investments in non-consolidated affiliates	—	—	64
	$2	$17	$451

Impairments of goodwill and other indefinite-lived intangible assets are discussed further in Note 9. Impairments of investments in non-consolidated affiliates are discussed further in Note 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company recorded impairment charges of $7 million, $20 million and $18 million for the years ended December 31, 2010, 2009 and 2008, respectively, to adjust property, plant and equipment to their fair values in accordance with the subsequent measurement provisions of FASB ASC 360 (see Note 6). The charges by reporting segment are as follows:

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Powertrain Energy	$4	$15	$11
Powertrain Sealing and Bearings	—	3	5
Vehicle Safety and Protection	4	2	2
Global Aftermarket	(1)	—	—
	$7	$20	$18

2010 Impairments

The Powertrain Energy (“PTE”) reporting segment recorded $4 million in impairment charges during 2010, of which $3 million related to one PTE operating facility. The remaining $1 million in impairment charges recorded during 2010 was made up of immaterial fixed assets impairments at several PTE facilities.

The Company recorded $4 million in impairment charges during 2010 related to the identification of equipment at a Vehicle Safety and Protection (“VSP”) operating facility that were no longer being used and were written off.

The Company’s reassessment of an ARO at a Global Aftermarket facility was $1 million less than the Company’s previous assessment based upon revised information. This resulted in the reversal of the excess accrual of $1 million through impairment, where the offset to such liability was originally recorded.

2009 Impairments

The PTE reporting segment recorded $15 million in impairment charges during 2009 related to one PTE operating facility. In addition, the Company recorded impairment charges of $3 million and $2 million related to Powertrain Sealing and Bearings (“PTSB”) and VSP operating facilities, respectively, primarily as a result of reduced volumes.

2008 Impairments

The Company recorded impairment charges of $7 million and $3 million related to PTE and PTSB operating facilities, respectively. In addition, the Company recorded impairment charges of $4 million, $2 million and $2 million related to PTE, PTSB and VSP operating facilities, respectively, for which the Company announced the closures in 2009 as part of its ongoing Restructuring 2009 program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

4.  OTHER (EXPENSE) INCOME, NET

The specific components of “Other (expense) income, net” are as follows:

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Foreign currency exchange	$(26)	$(2)	$2
Gain on liabilities subject to compromise	14	—	—
Accounts receivable discount expense	(6)	(4)	(9)
Chapter 11 and U.K. Administration related reorganization expenses, net	(2)	(3)	(17)
Environmental claims settlements	—	12	17
Gain on sale of debt investment	—	8	—
Gain on involuntary conversion	—	7	12
Unrealized gain (loss) on derivative instruments	—	7	(6)
Other	3	15	21
	$(17)	$40	$20

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

Near the end of 2009, the three year cumulative inflation rate for Venezuela was above 100%, which required the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with FASB ASC Topic 830, Foreign Currency Matters, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency is that any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities must be recognized directly in earnings.

On January 8, 2010, the Venezuelan government devalued its currency. During the year ended December 31, 2010, the Company recorded $25 million in expense due to this currency devaluation, comprised of foreign currency exchange expense of $21 million, tax expense of $3 million and cost of products sold of $1 million. The remaining cash balance of $12 million as of December 31, 2010 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.

Gain on liabilities subject to compromise: The Company recognized a $14 million gain related to a change in estimate to amounts payable to holders of unsecured claims in the Predecessor Company’s Chapter 11 proceedings.

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

Gain on sale of debt investment: During 2009, an affiliate purchased and sold debt investments on the Company’s behalf for $22 million and $30 million, respectively. This resulted in a single cash transaction with the affiliate for an $8 million net gain.

Gain on involuntary conversion: In 2008, the Company experienced a fire at a plant in Europe. During 2008, the Company received cash proceeds of $30 million from its insurance carrier, for which it recognized a $12 million gain associated with the involuntary conversion. During 2009, the Company received additional proceeds of $7 million, which was recognized as a gain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Chapter 11 and U.K. Administration related reorganization expenses: Chapter 11 and U.K. Administration related reorganization expenses of $2 million, $3 million and $17 million for the years ended December 31, 2010, 2009 and 2008, respectively, consist of legal, financial and advisory fees, including fees of the U.K. Administrators, critical employee retention costs, and other directly related internal costs.

5.  FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans under the Debt Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2010 and 2009, unrealized net losses of $70 million and $50 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of December 31, 2010, losses of $37 million are expected to be reclassified to the consolidated statement of operations within the next 12 months.

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

The Company had commodity price hedge contracts outstanding with combined notional values of $50 million and $28 million at December 31, 2010 and 2009, respectively, of which substantially all mature within one year. Of these outstanding contracts, $49 million and $26 million in combined notional values at December 31, 2010 and 2009, respectively, were designated as hedging instruments for accounting purposes. Unrealized net gains of $12 million and $5 million were recorded in “Accumulated other comprehensive loss” as of December 31, 2010 and 2009, respectively.

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

To minimize foreign currency risk, the Company generally tries to use natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound, Japanese yen and Canadian dollar. The Company had notional values of $20 million and $10 million of foreign currency hedge contracts outstanding at December 31, 2010 and 2009, respectively, that were designated as hedging instruments for accounting purposes. Immaterial unrealized net losses were recorded in “Accumulated other comprehensive loss” as of both December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Other (expense) income, net”. Derivative gains and losses included in “Accumulated other comprehensive loss” for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Other (expense) income, net” for outstanding hedges and “Cost of products sold” upon hedge maturity. The Company’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of retailers, distributors and installers of automotive aftermarket parts. The Company's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of the Company’s direct sales during 2010. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31 2010	December 31 2009	Balance Sheet Location	December 31 2010	December 31 2009
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(37)	$(34)
				Other noncurrent liabilities	(33)	(16)
Commodity contracts	Other current assets	13	6	Other current assets	(1)	(1)
		$13	$6		$(71)	$(51)
Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	$—	$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2010 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)

Interest rate swap contracts	$(58)	Interest expense, net	$(38)

Commodity contracts	16	Cost of products sold	9

Foreign currency contracts	1	Cost of products sold	1
	$(41)		$(28)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives

Commodity contracts	Cost of products sold	$1

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2009 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest rate swap contracts	$(20)	Interest expense, net	$(37)		$—

Commodity contracts	20	Cost of products sold	(18)	Other (expense) income, net	3

Foreign currency contracts	—	Cost of products sold	1		—
	$—		$(54)		$3

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives

Commodity contracts	Cost of products sold	$(7)

Commodity contracts	Other (expense) income, net	4
		$(3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

6.  FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“FASB ASC 820”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at December 31, 2010 and 2009 are set forth in the table below:

	Asset		Valuation
	(Liability)	Level 2	Technique
	(Millions of Dollars)
December 31, 2010:
Interest rate swap contracts	$(70)	$(70)	C
Commodity contracts	12	12	C

December 31, 2009:
Interest rate swap contracts	(50)	(50)	C
Commodity contracts	6	6	C

The Company calculates the fair value of its interest rate swap contracts and commodity contracts using quoted interest rate curves and quoted commodity forward rates, respectively, to calculate forward values, and then discounts to the forward values.

The discount rates for all derivative contracts are based on quoted swap interest rates or bank deposit rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread that market participants would apply if buying these contracts from the Company’s counterparties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table presents the Company’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2010:

				Valuation
	Total	Level 1	Level 2	Technique
	(Millions of Dollars)
U.S. Plans:
Investments with registered investment companies:
Equity securities	$512	$512	$—	A
Fixed income securities	150	150	—	A
	$662	$662	$—

Non-U.S. Plans:
Insurance contracts	$33	$—	$33	B
Investments with registered investment companies:
Fixed income securities	11	11	—	A
Equity securities	1	1	—	A
Corporate bonds	3	—	3	B
	$48	$12	$36

The following table presents the Company’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2009:

				Valuation
	Total	Level 1	Level 2	Technique
	(Millions of Dollars)
U.S. Plans:
Investments with registered investment companies:
Equity securities	$448	$448	$—	A
Fixed income securities	142	142	—	A
	$590	$590	$—

Non-U.S. Plans:
Insurance contracts	$32	$—	$32	B
Investments with registered investment companies:
Fixed income securities	8	8	—	A
Equity securities	1	1	—	A
Corporate bonds	2	—	2	B
Equity securities	1	1	—	A
Cash	1	1	—	A
	$45	$11	$34

Investments with registered investment companies are valued at the closing price reported on the active market on which the funds are traded. Corporate bonds and equity securities are valued at the closing price reported on the active market on which the individual investments are traded. The insurance contracts guarantee a minimum rate of return. The Company has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2010 and 2009 are set forth in the table below:

	Asset		Gain	Valuation
	(Liability)	Level 3	(Loss)	Technique
	(Millions of Dollars)
December 31, 2010:
Trademarks and brand names	$24	$24	$(1)	C
Property, plant and equipment	9	9	(7)	C
Asset retirement obligation	—	—	1	C

December 31, 2009:
Property, plant and equipment	$31	$31	$(20)	C

Trademarks and brand names with a carrying value of $25 million were written down to their fair value of $24 million, resulting in an impairment charge of $1 million, which was recorded within “Adjustments of assets to fair value” for the year ended December 31, 2010.

Property, plant and equipment with a carrying value of $16 million were written down to their fair value of $9 million, resulting in an impairment charge of $7 million, which was recorded within “Adjustments of assets to fair value” for the year ended December 31, 2010. Property, plant and equipment with a carrying value of $51 million were written down to their fair value of $31 million, resulting in an impairment charge of $20 million, which was recorded within “Adjustments of assets to fair value” for the year ended December 31, 2009. The Company determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with the Company’s goodwill fair value measurements.

An asset retirement obligation with a carrying value of $1 million was written down to its fair value of zero, resulting in a $1 million credit to impairment expense, which was recorded within “Adjustments of assets to fair value” for the year ended December 31, 2010.

7.  INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method at December 31, 2010 and 2009. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	December 31	December 31
	2010	2009
	(Millions of Dollars)

Raw materials	$178	$151
Work-in-process	131	118
Finished products	624	630
	933	899
Inventory valuation allowance	(86)	(76)
	$847	$823

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

8.  PROPERTY, PLANT AND EQUIPMENT

As a result of fresh-start reporting, property, plant and equipment (PP&E”) that were purchased prior to January 1, 2008 were stated at estimated replacement cost, unless the expected future use of the assets indicated a lower value was appropriate. PP&E purchased since that time are recorded at cost. Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $284 million, $278 million and $273 million, respectively.

PP&E consist of the following:

		December 31	December 31
	Useful Life	2010	2009
		(In millions)	(In millions)

Land	—	$242	$246
Buildings and building improvements	10 - 40 years	429	408
Machinery and equipment	2 - 12 years	1,907	1,704
		2,578	2,358
Accumulated depreciation		(776)	(524)
		$1,802	$1,834

The Company leases PP&E used in its operations. Future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are as follows (in millions of dollars):

2011	$36
2012	31
2013	26
2014	22
2015	16
Thereafter	25
$156

Total rental expense under operating leases for the years ended December 31, 2010, 2009 and 2008 was $55 million, $58 million and $61 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

9.  GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2010 and 2009, goodwill and other intangible assets consist of the following:

	December 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets
Developed technology	$115	$(31)	$84	$115	$(21)	$94
Customer relationships	543	(143)	400	525	(104)	421
	$658	$(174)	$484	$640	$(125)	$515

Goodwill and Indefinite-Lived Intangible Assets
Goodwill			$1,117			$1,073
Trademarks and brand names			314			354
			$1,431			$1,427

The following is a rollforward of the Company’s goodwill and other intangible assets (net) for the years ended December 31, 2010 and 2009:

	Goodwill	Trademarks and Brand Names	Total Goodwill and Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)

Balance at January 1, 2009	$1,076	$354	$1,430	$564
Fresh-start adjustments, principally foreign currency translation	(6)	—	(6)	—
Amortization expense	—	—	—	(49)
Finalization of 2008 impairment	3	—	3	—
Balance at December 31, 2009	1,073	354	1,427	515
Revised 2008 carrying values	35	(55)	(20)	—
Revised 2008 impairment	(7)	13	6	—
Business acquisitions, including foreign currency translation	16	3	19	18
2010 impairment	—	(1)	(1)	—
Amortization expense	—	—	—	(49)
Balance at December 31, 2010	$1,117	$314	$1,431	$484

The Company performs its annual goodwill analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved.

During the fourth quarter of 2010, in conjunction with the annual impairment test for goodwill and other indefinite-lived intangible assets, the Company determined that the original fresh-start values assigned to trademarks and brand names had been overstated due to the improper inclusion of non-branded sales in the basis for the trademarks and brand names valuation. As of December 31, 2010, the Company decreased its trademarks and brand names by $55 million based on a revised valuation, offset by an increase to goodwill of $35 million and a decrease to deferred tax liabilities of $20 million. The Company reassessed the impact of this reclassification on the 2008 impairment analysis, which originally resulted in a $236 million goodwill impairment charge and a $130 million trademarks and brand names impairment charge. This reassessment resulted in a $13 million reduction in the trademarks and brand names impairment charge, a $7 million increase in the goodwill impairment charge and a $5 million tax expense, for a total of $1 million, which was recorded in 2010 as the impact on prior and current results was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In June 2010, the Company acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash. The Company allocated the purchase price in accordance with FASB ASC Topic 805, Business Combinations. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely PP&E and intangible assets. The Company recorded intangible assets, including foreign currency adjustments, of $18 million, $16 million and $2 million of definite-lived customer relationships, goodwill, and indefinite-lived trademarks and brand names, respectively, associated with this acquisition. This acquisition is included in the Powertrain Energy reporting segment.

The Company’s goodwill balances by reporting segment as of December 31, 2010 and 2009 are as follows:

	December 31	December 31
	2010	2009
	(Millions of Dollars)

Vehicle Safety and Protection	$726	$700
Powertrain Energy	296	277
Powertrain Sealing and Bearing	95	96
	$1,117	$1,073

All of the Company’s reporting units with a goodwill balance passed “Step 1” of the October 1, 2010 goodwill impairment analysis. All “Step 1” results had fair values in excess of carrying values of at least 25%.

The Company recorded estimated impairment charges of $239 million and $130 million for goodwill and other indefinite-lived intangible assets, respectively, for the year ended December 31, 2008 based upon draft valuations and a preliminary assessment. During the quarter ended March 31, 2009, the Company completed this assessment, and recorded a reduction to its goodwill impairment charge of $3 million. The impairment charges were required to adjust the carrying value of goodwill and other indefinite-lived intangible assets to fair value. The 2008 impairment charge was primarily attributable to significant decreases in forecasted future cash flows as the Company adjusted to known and anticipated changes in industry production volumes.

The revised 2008 goodwill and other indefinite-lived intangible assets impairment charge of $360 million was preliminarily recorded at $369 million in 2008, finalized by $(3) million in 2009, and revised by $(6) million in 2010. The revised 2008 impairment charge by reporting segment is as follows (in millions of dollars):

Vehicle Safety and Protection	$220
Global Aftermarket	117
Powertrain Sealing and Bearings	17
Powertrain Energy	6
$360

The Company performs its annual trademarks and brand names analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon this annual analysis, the Company recognized a $1 million impairment charge for the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

All of the Company’s trademarks and brand names are associated with its aftermarket sales and are further broken down by product line. The following table contains the results of the Company’s October 1, 2010 impairment analysis:

Fair Value Exceeds Book Value	Trademarks and Brand Names

0%	$103
10-15%	191
>25%	20
$314

The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales. The Company performed a sensitivity analysis on its trademarks and brand names and determined that a one percentage point decrease in its projected future sales growth rates within each aftermarket product line would result in a $4 million impairment.

The Company recorded amortization expense of $49 million, $49 million and $76 million associated with definite-lived intangible assets during the years ended December 31, 2010, 2009 and 2008, respectively. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets. The Company’s developed technology intangible assets have useful lives of between 10 and 14 years. The Company’s customer relationships intangible assets have useful lives of between 1 and 16 years. The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows (in millions of dollars):

2011	$48
2012	48
2013	46
2014	46
2015	46
Thereafter	250
$484

10.  INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in 12 non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $210 million and $238 million at December 31, 2010 and 2009, respectively. Upon the adoption of fresh-start reporting, the Company’s investments in non-consolidated affiliates were adjusted to fair value by increasing the aggregate investment balances by $127 million. These fair values were determined based upon internal and external valuations considering various relevant market rates and transactions, and discounted cash flow valuation methods, among other factors.

The Company’s equity in the earnings of non-consolidated affiliates amounted to $32 million, $16 million and $23 million for the years ended December 31, 2010, 2009 and 2008, respectively. During 2010, these entities generated sales of approximately $627 million, net income of approximately $79 million and at December 31, 2010 had total net assets of approximately $472 million. Dividends received from non-consolidated affiliates by the Company for the years ended December 31, 2010, 2009 and 2008 were $43 million, $7 million and $33 million, respectively. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

As of December 31, 2008, the Company evaluated the recorded value of its investments in non-consolidated affiliates for potential impairment. Given the economic downturn in the global automotive industry and the related declines in anticipated production volumes, the Company concluded that its investments in non-consolidated affiliates, primarily in the Powertrain Energy segment, were impaired, and an impairment charge of $64 million was recorded as of December 31, 2008. The remaining fresh-start adjustment (net of impairment, amortization and foreign currency) of $55 million as of December 31, 2010 represents a difference between the amounts of these investments and the underlying equity. This difference is comprised of $30 million of definite-lived intangible and tangible assets with a weighted average remaining useful life of 16 years, and $25 million of indefinite-lived intangible and tangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners, to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2010, the total amount of the contingent guarantee, were all triggering events to occur, approximated $61 million. Management believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

The Company purchases/sells inventory from/to this Turkish joint venture (“Turkey JV”). Purchases from the Turkey JV for the years ended December 31, 2010, 2009 and 2008 were $20 million, $15 million and $2 million, respectively. Sales to the Turkey JV for the years ended December 31, 2010, 2009 and 2008 were $31 million, $26 million and $37 million, respectively. The Company had net accounts payable balances with the Turkey JV of $4 million and $12 million as of December 31, 2010 and 2009, respectively.

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

11.  ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31
	2010	2009
	(Millions of Dollars)

Accrued compensation	$190	$153
Accrued rebates	123	100
Accrued income taxes	28	23
Restructuring liabilities	24	55
Non-income tax payable	23	37
Accrued product returns	23	26
Accrued professional services	13	11
Accrued warranty	3	3
Accrued Chapter 11 and U.K. Administration expenses	1	2
	$428	$410

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

12.  DEBT

In connection with the consummation of the Predecessor Company’s reorganization plan, on the Effective Date, the Company entered into a Tranche A Term Loan Agreement (the “Tranche A Facility Agreement”). The Tranche A Facility Agreement provided for a $1,335 million term loan issued on the Effective Date to satisfy in part the obligations owed under the Predecessor Company’s prepetition credit agreement and certain other prepetition surety-related obligations. On December 27, 2007, the Company notified the administrative agent under the Tranche A Facility Agreement of the Company’s intent to repay the Tranche A term loan during January 2008. On January 3, 2008, the Tranche A term loan was repaid in full.

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

Also on the Effective Date, the Company entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The Company borrowed $878 million under the term loan facility on the Effective Date and the remaining $2,082 million of term loans, which were available for up to sixty days after the Effective Date, have been fully drawn as described below. As of the Effective Date, existing letters of credit under the Predecessor Company’s debtor-in-possession (“DIP”) credit agreement of $34 million, and existing letters of credit issued under the Predecessor Company’s prepetition credit facility of $39 million, were rolled over as letters of credit under the Debt Facilities.

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

On January 3, 2008, the Company drew an additional $2,082 million under the Debt Facilities, of which $1,642 million was used by the Company to repay or redeem the Repaid Instruments and interest thereon, both as discussed above. Given that the Company intended to finance the Repaid Instruments on a long-term basis, commitments for such long-term financing existed as of December 31, 2007 and that such intent was achieved with the refinancing of the Repaid Instruments with long-term borrowings under the Debt Facilities, each of the Repaid Instruments was classified as long-term in the Company’s balance sheet as of December 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Debt Facilities were initially negotiated, reaching agreement on the majority of significant terms of the Debt Facilities, in early 2007. Between the time the terms were agreed in early 2007 and the Effective Date, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company determined a fair value adjustment of $163 million for the available borrowings under the Debt Facilities. This fair value has been recorded within the fresh-start reporting, and will be amortized as interest expense over the terms of each of the underlying components of the Debt Facilities. During each of the three years ended December 31, 2010, 2009 and 2008, the Company recognized $22 million in interest expense associated with the amortization of this fair value adjustment.

Debt consists of the following:
	December 31
	2010	2009
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,901	1,921
Tranche C term loan	970	980
Debt discount	(97)	(119)
Other debt, primarily foreign instruments	51	75
	2,825	2,857
Less: short-term debt, including current maturities of long-term debt	(73)	(97)
Total long-term debt	$2,752	$2,760

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

The Debt Facilities contain some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates and v) dividends and other payments in respect of capital stock.

The revolving credit facility has an available borrowing base of $528 million and $470 million as of December 31, 2010 and 2009, respectively. The Company had $43 million and $50 million of letters of credit outstanding at December 31, 2010 and 2009, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

The Company has the following contractual debt obligations outstanding at December 31, 2010 (in millions of dollars):

2011	$73
2012	32
2013	32
2014	1,853
2015	930
Thereafter	2
Total	$2,922

The weighted average cash interest rates for debt were approximately 3.5% as of both December 31, 2010 and 2009. Interest paid on debt in 2010, 2009 and 2008 was $107 million, $124 million and $152 million, respectively.

As of December 31, 2010 and 2009, the fair values of the Company’s Debt Facilities were $2,701 million and $2,444 million, respectively. The fair values were $73 million and $338 million, respectively, lower than its carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of December 31, 2010 and 2009. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

13.  PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

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

The measurement date for all defined benefit plans is December 31. The following provides a reconciliation of the plans’ benefit obligations, plan assets, funded status and recognition in the consolidated balance sheets:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,071	$986	$352	$334	$506	$494
Service cost	21	26	8	8	1	2
Interest cost	61	63	16	18	21	31
Employee contributions	—	—	—	—	1	2
Benefits paid	(60)	(79)	(21)	(24)	(40)	(50)
Medicare subsidies received	—	—	—	—	5	3
Curtailment	—	—	—	(2)	—	—
Plan amendments	—	—	3	—	(164)	(7)
Actuarial losses and changes in actuarial assumptions	59	75	13	5	33	28
Net transfers (out) in	(1)	—	—	6	1	—
Currency translation	—	—	(19)	7	2	3
Benefit obligation, end of year	$1,151	$1,071	$352	$352	$366	$506

Change in plan assets:
Fair value of plan assets, beginning of year	$590	$541	$45	$40	$—	$—
Actual return on plan assets	75	126	3	2	—	—
Company contributions	57	2	22	23	34	45
Benefits paid	(60)	(79)	(21)	(24)	(40)	(50)
Medicare subsidies received	—	—	—	—	5	3
Employee contributions	—	—	—	—	1	2
Net transfers in	—	—	—	3	—	—
Currency translation	—	—	(1)	1	—	—
Fair value of plan assets, end of year	$662	$590	$48	$45	$—	$—

Funded status of the plan	$(489)	$(481)	$(304)	$(307)	$(366)	$(506)

Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$—	$—	$2	$3	$—	$—
Current liabilities	(2)	(2)	(14)	(15)	(31)	(44)
Noncurrent liabilities	(487)	(479)	(292)	(295)	(335)	(462)
Net amount recognized	$(489)	$(481)	$(304)	$(307)	$(366)	$(506)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$328	$319	$20	$6	$45	$13
Prior service cost (credit)	1	1	3	—	(137)	(14)
Total	$329	$320	$23	$6	$(92)	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan which eliminated Other Postemployment Benefits for certain salaried and non-union hourly employees and retirees effective July 1, 2010.  Also during 2010, as a result of union negotiations, Other Postemployment Benefits were eliminated at one of the Company’s U.S. manufacturing locations and reduced at another location. The cumulative result of these three events was a reduction in the Company’s accumulated postemployment benefit obligation (“APBO”) of $164 million, of which $135 million is being amortized over the average remaining service lives of active participants (approximately 9 years). The remaining $29 million resulted in curtailment gains (“OPEB curtailment gains”), which were recognized in the consolidated statement of operations during 2010.

On June 25, 2010, the U.S. Government passed a pension funding relief bill in which the Company elected to participate. This election reduced the Company’s 2010 pension contribution by $25 million.

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2010	2009	2010	2009	2010	2009

Discount rate	5.15%	5.75%	4.92%	5.13%	5.10%	5.65%
Rate of compensation increase	3.50%	3.50%	3.18%	3.14%	—	—

Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2010	2009	2010	2009	2010	2009

Discount rate	5.75%	6.45%	5.13%	5.59%	5.65%	6.40%
Expected return on plan assets	8.50%	8.50%	5.64%	5.79%	—	—
Rate of compensation increase	3.50%	3.50%	3.14%	3.18%	—	—

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

The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan’s objectives. It is intended to reduce risk, provide long-term financial stability for the plan and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the total diversification of plan assets. Approximately 27.5% of plan assets are invested in actively managed investment funds. The target asset allocation for the U.S. pension plans is 75% equity investments and 25% fixed income investments.

The majority of the assets of the non-U.S. plans are invested through insurance contracts. The insurance contracts guarantee a minimum rate of return. The Company has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law. The target asset allocation for the non-U.S. pension plans is 70% insurance contracts, 25% debt investments and 5% equity investments.

Refer to Note 6, “Fair Value Measurements,” for more detail surrounding the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans’ assets, at December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2010	2009	2010	2009	2010	2009
	(Millions of Dollars)

Projected benefit obligation	$1,151	$1,071	$348	$351	$366	$506
Fair value of plan assets	662	590	41	41	—	—

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	2010	2009	2010	2009
	(Millions of Dollars)

Projected benefit obligation	$1,151	$1,071	$338	$327
Accumulated benefit obligation	1,142	1,058	320	313
Fair value of plan assets	662	590	35	22

The accumulated benefit obligation for all pension plans is $1,471 million and $1,391 million as of December 31, 2010 and 2009, respectively.

Components of net periodic benefit cost (credit) for the years ended December 31:

	Pension Benefits						Other Postemployment
	United States Plans			Non-U.S. Plans			Benefits
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(Millions of Dollars)
Service cost	$21	$26	$24	$8	$8	$7	$1	$2	$1
Interest cost	61	63	61	16	18	19	21	31	30
Expected return on plan assets	(50)	(43)	(74)	(2)	(2)	(3)	—	—	—
Amortization of actuarial losses	25	30	—	—	—	—	—	—	—
Amortization of prior service credit	—	—	—	—	—	—	(12)	(1)	—
Curtailment gain	—	—	—	—	(2)	—	(29)	—	—
Net periodic cost (credit)	$57	$76	$11	$22	$22	$23	$(19)	$32	$31

Amounts in “Accumulated other comprehensive loss” expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Pension Benefits	Other Postemployment
	United States	Benefits
	(Millions of Dollars)

Amortization of actuarial losses	$24	$1
Amortization of prior service credit	—	(16)
Total	$24	$(15)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The assumed health care and drug cost trend rates used to measure next year’s postemployment healthcare benefits are as follows:

	Other Postemployment Benefits
	2010	2009

Health care cost trend rate	8.0%	7.1%
Ultimate health care cost trend rate	5.0%	5.0%
Year ultimate health care cost trend rate reached	2018	2014

Drug cost trend rate	9.5%	8.5%
Ultimate drug cost trend rate	5.0%	5.0%
Year ultimate drug cost trend rate reached	2018	2014

The assumed health care cost trend rate has a significant impact on the amounts reported for Other Postemployment Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)

100 basis point (“bp”) increase in health care cost trend rate	$1	$17
100 bp decrease in health care cost trend rate	(1)	(15)

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s 2010 funding requirements.

	Pension Benefits						Other Postemployment
	United States Plans			Non-U.S. Plans			Benefits
	Change in 2011 pension expense	Change in PBO	Change in accumulated OCL	Change in 2011 pension expense	Change in PBO	Change in accumulated OCL	Change in 2011 expense	Change in PBO
	(Millions of dollars)

25 bp decrease in discount rate	$2	$32	$(32)	$—	$10	$(10)	$—	$8
25 bp increase in discount rate	(3)	(32)	32	—	(9)	9	—	(8)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

Projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Postemployment
	United States	Non-U.S. Plans	Benefits
	(Millions of Dollars)

2011	$74	$21	$30
2012	77	21	29
2013	82	23	29
2014	85	24	29
2015	83	26	28
Years 2016 - 2020	457	128	131

The Company expects to contribute approximately $87 million to its pension plans in 2011.

The Company also maintains certain defined contribution pension plans for eligible employees. The total expenses attributable to the Company’s defined contribution savings plan were $23 million, $20 million and $25 million for the years ended December 31, 2010, 2009 and 2008, respectively. The amounts contributed to defined contribution pension plans include contributions to multi-employer plans of $1 million for the year ended December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Other Benefits

The Company accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits. The liabilities for such U.S. and European postemployment benefits were $42 million at both December 31, 2010 and 2009.

14.  INCOME TAXES

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of income (loss) from continuing operations before income taxes consist of the following:

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Domestic	$(3)	$(132)	$(361)
International	182	60	(85)
Total	$179	$(72)	$(446)

Significant components of the (expense) benefit for income taxes are as follows:

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)
Current:
Federal	$2	$2	$5
State and local	(1)	1	(2)
International	(54)	(26)	(34)
Total current	(53)	(23)	(31)

Deferred:
Federal	(3)	26	38
State and local	—	—	4
International	44	36	(30)
Total deferred	41	62	12

	$(12)	$39	$(19)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax (expense) benefit is:

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Income tax (expense) benefit at United States statutory rate	$(63)	$25	$157
Tax effect from:
Goodwill impairment	2	—	(88)
Gain on purchase of debt by related party	—	—	(27)
Foreign operations	(23)	(37)	(9)
State income taxes	(1)	(1)	2
Favorable audit settlements and tax refunds	2	29	—
Valuation allowances	75	20	(55)
Non-deductible interest, fees and other	(4)	3	1
Income tax (expense) benefit	$(12)	$39	$(19)

The following table summarizes the Company's total (provision) benefit for income taxes by component:

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Income tax (expense) benefit	$(12)	$39	$(19)
Adjustments to goodwill	16	—	(262)
Allocated to equity:
Postemployment benefits	(23)	(1)	119
Derivatives	4	(34)	34
Foreign currency translation	—	2	2
Valuation allowances	17	5	(151)

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
	2010	2009
	(Millions of Dollars)
Deferred tax assets
Net operating loss carryforwards	$527	$627
Postemployment benefits, including pensions	358	397
Reorganization costs	115	100
Other temporary differences	39	—
Tax credits	112	99
Total deferred tax assets	1,151	1,223
Valuation allowances for deferred tax assets	(871)	(865)
Net deferred tax assets	280	358

Deferred tax liabilities
Investment in U.S. subsidiaries	(367)	(367)
Intangible assets	(243)	(320)
Other temporary differences	—	(38)
Fixed assets	(58)	(80)
Total deferred tax liabilities	(668)	(805)

	$(388)	$(447)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	December 31
	2010	2009
	(Millions of Dollars)
Assets:
Prepaid expenses and other current assets	$45	$34
Other noncurrent assets	38	20
Liabilities:
Other current liabilities	(1)	(3)
Long-term portion of deferred income taxes	(470)	(498)
	$(388)	$(447)

The Company continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2010, the Company had valuation allowances of $871 million related to tax loss and credit carryforwards and other deferred tax assets. The current and future provision for income taxes may be significantly impacted by changes to valuation allowances in certain countries. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. The future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

At December 31, 2010, the Company had a deferred tax asset before valuation allowance of $639 million for tax loss carryforwards and tax credits, including $240 million in the United States with expiration dates from 2011 through 2030; $209 million in the United Kingdom with no expiration date; and $190 million in other jurisdictions with various expiration dates. Prior to January 1, 2009, any reduction in the valuation allowance as a result of the recognition of deferred tax assets was adjusted through goodwill. Beginning January 1, 2009, pursuant to FASB ASC Topic 805, Business Combinations, any reduction to the valuation allowance will be reflected through continuing operations.

Income taxes paid, net of income tax refunds received, were $43 million and $73 million for the years ended December 31, 2010 and 2008, respectively, compared to income tax refunds received, net of income taxes paid, of $10 million for the year ended December 31, 2009.

The Company did not record taxes on its undistributed earnings of $659 million at December 31, 2010 since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2010, 2009 and 2008, the Company had total unrecognized tax benefits of $399 million, $419 million and $456 million, respectively. Of these totals, $76 million, $86 million and $84 million, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rates. The total unrecognized tax benefits differ from the amounts which would affect the effective tax rates primarily due to the impact of valuation allowances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

A summary of the changes in the gross amount of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 are shown below:

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)
Change in unrecognized tax benefits
Balance at January 1	$419	$456	$252
Additions based on tax positions related to the current year	6	18	40
Additions for tax positions of prior years .	6	11	207
Decreases for tax positions of prior years	(8)	(43)	(16)
Decreases for statute of limitations expiration	(18)	(25)	(17)
Settlements	(5)	—	(7)
Impact of currency translation	(1)	2	(3)
Balance at December 31	$399	$419	$456

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2010, 2009 and 2008, the Company recorded $16 million, $13 million and $9 million, respectively, in liabilities for tax-related net interest and penalties on its consolidated balance sheet. During the years ended December 31, 2010, 2009 and 2008, the Company recorded tax expenses related to increases in its liability for interest and penalties of $3 million, $4 million and $2 million, respectively.

The Company operates in multiple jurisdictions throughout the world. The Company is no longer subject to U.S. federal tax examinations for years before 2007 or state and local for years before 2006, with limited exceptions. Furthermore, the Company is no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 2003. The income tax returns of various subsidiaries in various tax jurisdictions are currently under examination.

The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $327 million in the next 12 months due to audit settlements or statute expirations, of which approximately $52 million, if recognized, could impact the effective tax rate.

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law and on March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010, was also signed into law. These bills will reduce the tax deduction available to the Company to the extent of receipt of the Medicare Part D subsidy. Although this legislation does not take effect until 2012, the Company is required to recognize the impact in the financial statements in the period in which it is signed. Due to the full valuation allowance recorded against deferred tax assets in the United States, this legislation did not impact the Company’s 2010 effective tax rate.

15.  COMMITMENTS AND CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Total environmental liabilities, determined on an undiscounted basis, were $19 million and $22 million at December 31, 2010 and 2009, respectively, and are included in the consolidated balance sheets as follows:

	December 31	December 31
	2010	2009
	(Millions of Dollars)

Other current liabilities	$5	$7
Other accrued liabilities (noncurrent)	14	15
	$19	$22

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2010, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $44 million.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO when amounts can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $25 million and $30 million as of December 31, 2010 and 2009, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both ARO and impairment issues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Liabilities for ARO are included in the consolidated balance sheets as follows:

	December 31	December 31
	2010	2009
	(Millions of Dollars)

Other current liabilities	$9	$14
Other accrued liabilities (noncurrent)	16	16
	$25	$30

The following is a rollforward of the Company’s ARO liability for the two years ended December 31, 2010 (in millions of dollars):

Balance at January 1, 2009	$27
Liabilities incurred	5
Liabilities settled/adjustments	(2)
Balance at December 31, 2009	30
Liabilities incurred	—
Liabilities settled/adjustments	(5)
Balance at December 31, 2010	$25

The Company has conditional asset retirement obligations (“CARO”), primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because the Company does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, the Company is currently unable to determine amounts to accrue for CARO at such sites.

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

16.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	December 31
	2010	2009
	(Millions of Dollars)

Foreign currency translation adjustments and other	$(170)	$(184)

Hedge instruments	(58)	(46)
Income taxes	(17)	(16)
Hedge instruments, including tax impact	(75)	(62)

Postemployment benefits	(249)	(314)
Income taxes	(11)	(11)
Postemployment benefits, including tax impact	(260)	(325)

	$(505)	$(571)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

17.  WARRANTS

On December 27, 2007, the Company issued 6,951,871 warrants to purchase common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of December 31, 2010.

18.  STOCK-BASED COMPENSATION

CEO Stock-Based Compensation Agreement

On March 23, 2010, the Company entered into the Second Amended and Restated Employment Agreement, which extended José Maria Alapont’s employment with the Company for three years. Also on March 23, 2010, the Company amended and restated the Stock Option Agreement by and between the Company and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from a stock option exercise to the Company for cash. The Restated Stock Option Agreement provides for pay out of any exercise of Mr. Alapont’s stock options in stock or, at the election of the Company, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature, however the accounting impact associated with this modification is that the options are now considered an equity award as of March 23, 2010.

The Company revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from “Other accrued liabilities” to “Additional paid-in capital” due to their equity award status. As these stock options are fully vested, no further expense related to these options will be recognized. These options had a December 31, 2010 intrinsic value of $5 million. These options expire on December 27, 2014. The Company revalued the Deferred Compensation Agreement, which was also amended and restated on March 23, 2010, resulting in a revised fair value of $7 million at December 31, 2010. Since this agreement provides for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of December 31, 2010 and through its eventual payout. The amount of the payout shall be equal to the fair value of 500,000 shares of stock, subject to certain adjustments and offsets. During 2010, the Company recognized $6 million in expense associated with Mr. Alapont’s stock options and Deferred Compensation Agreement. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	March 23, 2010		December 31, 2010
		Options Connected
	Plain Vanilla	To Deferred	Deferred
	Options	Compensation	Compensation

Valuation model	Black-Scholes	Black-Scholes	Monte Carlo
Exercise price	$19.50	$19.50	N/A
Expected volatility	58%	58%	58%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.18%	1.18%	0.59%
Expected option life (in years)	2.38	2.38	1.99

The Company valued Mr. Alapont’s stock options and Deferred Compensation Agreement at December 31, 2009, resulting in a fair value of $29 million. During 2009, the Company recognized $25 million in expense associated with these agreements. Since Mr. Alapont’s stock options and Deferred Compensation Agreement provided for net cash settlement at the option of Mr. Alapont during 2009, they were treated as liability awards, and the vested portions of the awards, aggregating $28 million, were recorded as liabilities as of December 31, 2009. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

	December 31, 2009 Valuation
		Options Connected
	Plain Vanilla	To Deferred	Deferred
	Options	Compensation	Compensation

Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	61%	61%	61%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.41%	1.47%	1.47%
Expected option life (in years)	2.52	2.61	2.61

The Company valued Mr. Alapont’s stock options and Deferred Compensation Agreement at December 31, 2008, resulting in a fair value of $4 million. During 2008, the Company recognized $16 million in income associated with these agreements. Since Mr. Alapont’s stock options and Deferred Compensation Agreement provided for net cash settlement at the option of Mr. Alapont during 2008, they were treated as liability awards, and the vested portions of the awards, aggregating $3 million, were recorded as liabilities as of December 31, 2008. Key assumptions and related option-pricing models used by the Company are summarized in the following table:

	December 31, 2008 Valuation
		Options Connected
	Plain Vanilla	To Deferred	Deferred
	Options	Compensation	Compensation

Valuation model	Black-Scholes	Monte Carlo	Monte Carlo
Expected volatility	69%	69%	69%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected option life	1.05%	1.19%	1.19%
Expected option life (in years)	3.14	3.61	3.61

For all noted valuations, expected volatility is based on the average of five-year historical volatility and implied volatility for a group of comparable auto industry companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as the Company has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected option lives are primarily equal to one-half of the time between the measurement date and the end of the option term.

Stock Appreciation Rights

On February 22, 2010, the Company granted approximately 437,000 stock appreciation rights (“SARs”) to certain employees under the Company’s 2009 management incentive plan uplift (“MIP Uplift”), of which approximately 30,000 SARs have been forfeited as of December 31, 2010. The SARs vest in equal annual installments over a period of three years and have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company valued the SARs at December 31, 2010, resulting in a fair value of $4 million. SARs expense for the year ended December 31, 2010 was $1 million. The SARs fair value was estimated using the Black-Scholes valuation model with the following assumptions:

Exercise price	$17.16
Expected volatility	58%
Expected dividend yield	0%
Expected forfeitures	0%
Risk-free rate over the estimated expected option life	0.86%
Expected life (in years)	2.65

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company recognized $3 million in expense during the year ended December 31, 2010 associated with SARs related to the Company’s 2010 MIP Uplift.

19.  INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted income (loss) per common share:

	Year Ended December 31
	2010	2009	2008
	(In Millions of Dollars, Except Per Share Amounts)

Net income (loss) attributable to Federal-Mogul shareholders	$161	$(45)	$(468)

Weighted average shares outstanding, basic (in millions)	98.9	98.9	99.7

Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.5	0.4	0.3

Diluted (in millions)	99.4	99.3	100.0

Net income (loss) per share attributable to Federal-Mogul:
Basic	$1.63	$(0.46)	$(4.69)
Diluted	$1.62	$(0.46)	$(4.69)

The Company had losses for the years ended December 31, 2009 and 2008. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share.

Options and warrants to purchase 4,000,000 and 6,951,871 common shares, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common shares during the years ended December 31, 2010, 2009 and 2008.

The 500,000 common shares issued in connection with the Deferred Compensation Agreement described in Note 18 are excluded from the basic earnings per share calculation as required by FASB ASC Topic 710, Compensation.

20.  OPERATIONS BY REPORTING SEGMENT AND GEOGRAPHIC AREA

The Company's integrated operations are organized into five reporting segments generally corresponding to major product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Global Aftermarket and Corporate.

Powertrain Energy is one of the world’s leading providers of powertrain components. Federal-Mogul’s powertrain energy products are used in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine pistons, piston rings, piston pins, cylinder liners, camshafts, valve seats and guides, and ignition products. These products are offered under the Federal-Mogul®, AE®, Champion®, Goetze®, Nural® and Daros® brand names. These products are either sold as individual products or offered to manufacturers as assembled products. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain Energy operates 40 manufacturing facilities in 15 countries, serving many major automotive, heavy-duty diesel, marine and industrial customers worldwide.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Powertrain Sealing and Bearings is one of the world’s leading sealing solutions and bearings providers. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul®, Deva®, Fel-Pro®, FP Diesel®, Glyco®, Metafram®, Metagliss®, National®, Payen® and Poral®. The group serves a number of different industries including automotive, truck, commercial equipment (construction, agricultural, power generation, marine and rail), industrial, recreation and consumer power equipment. Product offering includes dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, heat shields, engine bearings, bronze engine bearings, aluminum engine bearings, bushings and washers, and transmissions components. Powertrain Sealing and Bearings operates 30 manufacturing facilities in 12 countries, serving many major automotive, heavy-duty diesel and industrial customers worldwide.

Vehicle Safety and Protection is one of the world’s leading suppliers of friction and systems protection products. Such products are used in automotive and heavy-duty applications and the primary products of this segment include brake disc pads, brake shoes, brake linings and blocks and element resistant sleeving systems protection products. Federal-Mogul has a well-balanced portfolio of world-class brand names, including Federal-Mogul®, Abex®, Anco®, Bentley-Harris®, Beral®, Champion®, Ferodo®, Moog®, ThermoQuiet® and Wagner®. Federal-Mogul supplies friction products to most major customers in the light vehicle, commercial vehicle and aerospace sectors and is also a leading company in the aftermarket. Vehicle Safety and Protection operates 34 manufacturing facilities in 15 countries, serving many major automotive, railroad and industrial customers worldwide.

Global Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial replacement markets. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under the leading brand names Abex®, AE®, ANCO®, Beral®, Carter®, Champion®, Fel-Pro®, Ferodo®, FP Diesel®, Glyco®, Goetze®, MOOG®, National®, Necto®, Nural®, Payen®, Precision®, Sealed Power®, ThermoQuiet® and Wagner®. Global Aftermarket operates 19 distribution facilities in 13 countries, serving a diverse base of distributors, retail parts stores and mass merchants around the world.

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

The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA most closely approximates the cash flow associated with the operational earnings of the Company and uses Operational EBITDA to measure the performance of its operations. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans, OPEB curtailment gains and the impact on 2008 gross margin of the fresh-start reporting valuation of inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Net sales by reporting segment were:
	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Powertrain Energy	$1,860	$1,413	$2,090
Powertrain Sealing and Bearings	1,096	818	1,154
Vehicle Safety and Protection	936	773	985
Global Aftermarket	2,327	2,326	2,637
	$6,219	$5,330	$6,866

Cost of products sold by reporting segment was:
	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Powertrain Energy	$1,632	$1,284	$1,786
Powertrain Sealing and Bearings	985	800	1,090
Vehicle Safety and Protection	708	603	768
Global Aftermarket	1,887	1,851	2,107
Corporate	—	—	(9)
	$5,212	$4,538	$5,742

Gross margin by reporting segment was:
	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Powertrain Energy	$228	$129	$304
Powertrain Sealing and Bearings	111	18	64
Vehicle Safety and Protection	228	170	217
Global Aftermarket	440	475	530
Corporate	—	—	9
	$1,007	$792	$1,124

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to net income (loss) were as follows:

	Year Ended December 31
	2010	2009	2008
	(Millions of Dollars)

Powertrain Energy	$285	$176	$354
Powertrain Sealing and Bearings	102	18	58
Vehicle Safety and Protection	215	164	206
Global Aftermarket	292	320	377
Corporate	(223)	(175)	(233)
Total Segments Operational EBITDA	671	503	762

Items required to reconcile Operational EBITDA to net income (loss):
Depreciation and amortization	(333)	(327)	(349)
Interest expense, net	(129)	(132)	(180)
Expense associated with U.S. based funded pension plans	(52)	(66)	(5)
OPEB curtailment gains	29	—	—
Restructuring expense, net	(8)	(32)	(132)
Adjustment of assets to fair value	(2)	(17)	(451)
Chapter 11 and U.K. Administration related reorganization costs	(2)	(3)	(17)
Gross margin impact of December 31, 2007 fresh-start reporting inventory adjustment	—	—	(68)
Income tax (expense) benefit	(12)	39	(19)
Other	5	2	(6)
Net income (loss)	$167	$(33)	$(465)

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

	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2010	2009	2010	2009	2008	2010	2009	2008
	(Millions of Dollars)

Powertrain Energy	$1,813	$1,696	$119	$76	$140	$123	$117	$113
Powertrain Sealing and Bearings	856	830	58	44	70	63	60	57
Vehicle Safety and Protection	1,578	1,626	51	38	71	84	87	78
Global Aftermarket	1,908	1,970	5	2	4	40	40	7
Corporate	1,141	1,005	18	16	35	23	23	94
	$7,296	$7,127	$251	$176	$320	$333	$327	$349

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table shows geographic information:

	Net Sales			Net PPE
	Year Ended December 31			December 31
	2010	2009	2008	2010	2009
	(Millions of Dollars)

United States	$2,433	$2,131	$2,597	$522	$554
Germany	1,054	880	1,366	384	422
France	475	427	565	80	90
Italy	277	263	317	75	85
Belgium/Switzerland	275	268	357	18	21
Mexico	259	193	244	118	94
United Kingdom	258	221	339	68	71
China	211	134	100	113	100
India	206	160	161	127	114
Other	771	653	820	297	283
	$6,219	$5,330	$6,866	$1,802	$1,834

21.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly operating results of the Company for 2010 and 2009, and the audited results of the Company for the years ended December 31, 2010 and 2009.

	First	Second	Third	Fourth	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2010:
Net sales	$1,489	$1,598	$1,544	$1,588	$6,219
Gross margin	254	274	238	240	1,007
Net income attributable to Federal-Mogul	15	49	53	45	161
Net income per basic share attributable to Federal-Mogul	0.15	0.50	0.54	0.46	1.63
Net income per diluted share attributable to Federal-Mogul	0.15	0.49	0.53	0.45	1.62
Shares used in computing basic income per share	98.9	98.9	98.9	98.9	98.9
Shares used in computing diluted income per share	99.4	99.4	99.4	99.5	99.4
Stock price:
High	$20.33	$21.79	$19.99	$22.31
Low	$15.43	$12.96	$11.99	$18.07
Dividend per share	—	—	—	—

	First	Second	Third	Fourth	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2009:
Net sales	$1,238	$1,304	$1,380	$1,408	$5,330
Gross margin	158	198	212	225	792
Net (loss) income attributable to Federal-Mogul	(101)	3	10	43	(45)
Net (loss) income per basic share attributable to Federal-Mogul	(1.02)	0.03	0.11	0.43	(0.46)
Net (loss) income per diluted share attributable to Federal-Mogul	(1.02)	0.03	0.10	0.43	(0.46)
Shares used in computing basic (loss) income per share	98.9	98.9	98.9	98.9	98.9
Shares used in computing diluted (loss) income per share	99.3	99.3	99.3	99.4	99.3
Stock price:
High	$7.76	$12.62	$14.99	$17.80
Low	$2.15	$6.25	$8.23	$10.68
Dividend per share	—	—	—	—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of December 31, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, at the reasonable assurance level previously described.

Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included within this Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2010. The Company’s independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by Item 10 regarding our directors and other corporate governance matters is incorporated by reference to the Company’s proxy statement for the 2011 annual meeting of stockholders under the captions “Election of Directors”, “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management.” The information required by Item 10 regarding the Company’s executive officers appears as a supplementary item following Item 4 under Part I of this report. The information required by Item 10 regarding compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the Company’s proxy statement for the 2011 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to compensation of executive officers and directors of the Company under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” in the Company’s proxy statement for the 2011 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for the 2011 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for the 2011 annual meeting of stockholders under the captions “Director Independence and Controlled Company Status” and “Certain Relationships and Related-Party Transactions.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the fees and services of our principal accountant under the caption “Fees of Independent Registered Public Accounting Firm” in the Company’s proxy statement for the 2011 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(Millions of Dollars)
Year ended December 31, 2010:
Valuation allowance for trade receivables	$19	$1	$—		$(7	) (1)	$13
Inventory valuation allowance	76	18	—		(8	) (2)	86
Valuation allowance for deferred tax assets	865	(75)	81		—		871

Year ended December 31, 2009:
Valuation allowance for trade receivables	$27	$5	$—		$(13	) (1)	$19
Inventory valuation allowance	37	20	29	(3)	(10	) (2)	76
Valuation allowance for deferred tax assets	786	(20)	99		—		865

Year ended December 31, 2008:
Valuation allowance for trade receivables	$—	$6	$21	(3)	$—		$27
Inventory valuation allowance	—	11	26	(3)	—		37
Valuation allowance for deferred tax assets	484	55	247		—		786

(1)	Uncollectible accounts charged off net of recoveries.
(2)	Obsolete inventory charged off.
(3)	Represents remaining portion of fresh-start adjustment that is being reestablished with a corresponding increase to gross accounts receivable and inventory.

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

4.1
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

4.2
Registration Rights Agreement dated as of December 27, 2007 by and among the company, Thornwood Associates Limited Partnership and the Federal-Mogul Asbestos Personal Injury Trust (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.1	Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.) †

10.2
Amended and Restated Federal-Mogul Supplemental Key Executive Pension Plan dated January 1, 1999 and Restated February 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.) †

10.3
Federal-Mogul Corporation Key Executive Pension Plan, as amended and restated, for José Maria Alapont. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.) †

10.4	Form of Change in Control Employment Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 2, 2005.) †

10.5
Employment Contract dated April 20, 2005 between Federal Mogul Services, Eurl and Jean Brunol. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.) †

10.6
Warrant Agreement by and between the Company and Mellon Investor Services LLC, dated December 27, 2007 (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.7
Term Loan and Revolving Credit Agreement by and among the Company, as Borrower, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.8
Tranche A Term Loan Agreement by and among the Company, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.9
Indenture by and among the Company, Guarantors therein and U.S. Bank National Association, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.10
$140 Million Loan Agreement by and between the Company and the Federal-Mogul Asbestos Personal Injury Trust, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.11
$125 Million Loan Agreement by and between the Company and the Federal-Mogul Asbestos Personal Injury Trust, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.12
Second Amended and Restated Employment Agreement dated March 23, 2010 between the Company and José Maria Alapont. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.) †

10.13
Restated Stock Option Agreement by and between the Company and José Maria Alapont dated as of March 23, 2010 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.) †

10.14
Second Amended and Restated Deferred Compensation Agreement by and between the Company and José Maria Alapont dated as of March 23, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.)

10.15	Federal-Mogul Corporation 2010 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2010). †

10.16	Form of Stock Appreciation Rights Agreement (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2010). †

10.17	Federal-Mogul 2010 Management Incentive Plan (Incorporated by Reference to Exhibit 10.51 to the Company’s Quarterly Report Form 10-Q dated October 28, 2010). †

10.18	Federal-Mogul 2010 Management Incentive Uplift Plan (Incorporated by Reference to Exhibit 10.52 to the Company’s Quarterly Report Form 10-Q dated October 28, 2010). †

*21	Subsidiaries of the Registrant.

*23	Consent of Independent Registered Public Accounting Firm

*24	Powers of Attorney.

*31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14

*31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

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

FEDERAL-MOGUL CORPORATION

By:	/s/ Alan J. Haughie
Alan J. Haughie
Senior Vice President and Chief
Financial Officer

Date	February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ José Maria Alapont	Director, President and Chief Executive Officer	February 23, 2011
José Maria Alapont	(Principal Executive Officer)

/s/ Alan J. Haughie	Senior Vice President and Chief Financial Officer	February 23, 2011
Alan J. Haughie	(Principal Financial Officer)

/s/ Jérôme Rouquet	Vice President and Controller	February 23, 2011
Jérôme Rouquet	(Principal Accounting Officer)

*	Director	February 23, 2011
George Feldenkreis

/s/ Vincent J. Intrieri	Director	February 23, 2011
Vincent J. Intrieri

*	Director	February 23, 2011
J. Michael Laisure

/s/ Samuel J. Merksamer	Director	February 23, 2011
Samuel J. Merksamer

/s/ Daniel A. Ninivaggi	Director	February 23, 2011
Daniel A. Ninivaggi

/s/ David S. Schechter	Director	February 23, 2011
David S. Schechter

*	Director	February 23, 2011
Neil S. Subin

*	Director	February 23, 2011
James H. Vandenberghe

*By	/s/ Brett D. Pynnonen
(Brett D. Pynnonen, Attorney-in-fact)