Form 10-Q
period 2011-03-31
FEDERAL MOGUL CORP
filed 2011-04-28
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Yes [    ]  No [    ]

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

Yes [ X ]  No [    ]

As of April 27, 2011, there were 98,904,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2011

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$1,724	$1,489
Cost of products sold	(1,445)	(1,235)

Gross margin	279	254

Selling, general and administrative expenses	(177)	(184)
Interest expense, net	(32)	(33)
Amortization expense	(12)	(12)
Equity earnings of non-consolidated affiliates	10	7
Restructuring expense, net	(1)	(1)
Other expense, net	(1)	(21)

Income before income taxes	66	10
Income tax (expense) benefit	(14)	7

Net income	52	17
Less net income attributable to noncontrolling interests	(1)	(2)

Net income attributable to Federal-Mogul	$51	$15

Income per common share:
Basic	$0.52	$0.15

Diluted	$0.51	$0.15

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) March 31 2011	December 31 2010
	(Millions of Dollars)

ASSETS
Current assets:
Cash and equivalents	$1,015	$1,105
Accounts receivable, net	1,192	1,075
Inventories, net	945	847
Prepaid expenses and other current assets	261	244

Total current assets	3,413	3,271

Property, plant and equipment, net	1,879	1,802
Goodwill and indefinite-lived intangible assets	1,426	1,431
Definite-lived intangible assets, net	472	484
Investments in non-consolidated affiliates	229	210
Other noncurrent assets	106	98

	$7,525	$7,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$82	$73
Accounts payable	786	660
Accrued liabilities	391	428
Current portion of postemployment benefit liability	47	47
Other current liabilities	135	143

Total current liabilities	1,441	1,351

Long-term debt	2,749	2,752
Postemployment benefits	1,184	1,172
Long-term portion of deferred income taxes	473	470
Other accrued liabilities	174	186

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of March 31, 2011 and December 31, 2010)	1	1
Additional paid-in capital, including warrants	2,150	2,150
Accumulated deficit	(301)	(352)
Accumulated other comprehensive loss	(421)	(505)
Treasury stock, at cost	(17)	(17)

Total Federal-Mogul shareholders’ equity	1,412	1,277

Noncontrolling interests	92	88

Total shareholders’ equity	1,504	1,365

	$7,525	$7,296

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net income	$52	$17
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	68	81
Restructuring expense, net	1	1
Payments against restructuring liabilities	(6)	(12)
Payments to settle non-debt liabilities subject to compromise, net	(1)	(14)
Equity earnings of non-consolidated affiliates	(10)	(7)
Cash dividends received from non-consolidated affiliates	—	20
Change in postemployment benefits, including pensions	(5)	13
Change in deferred taxes	1	(27)
Loss on Venezuelan currency devaluation	—	20
Gain on sale of property, plant and equipment	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(97)	(83)
Inventories	(79)	(36)
Accounts payable	127	70
Other assets and liabilities	(60)	39

Net Cash (Used By) Provided From Operating Activities	(9)	80

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(100)	(46)
Net proceeds from the sale of property, plant and equipment	—	2

Net Cash Used By Investing Activities	(100)	(44)

Cash Provided From (Used By) Financing Activities
Principal payments on Debt Facilities	(7)	(7)
Decrease in other long-term debt	(2)	(1)
Increase in short-term debt	9	1
Net remittances on servicing of factoring arrangements	—	(14)

Net Cash Used By Financing Activities	—	(21)

Effect of foreign currency exchange rate fluctuations on cash	19	(5)
Effect of Venezuelan currency devaluation on cash	—	(16)

Effect of foreign currency fluctuations on cash	19	(21)

Decrease in cash and equivalents	(90)	(6)

Cash and equivalents at beginning of period	1,105	1,034

Cash and equivalents at end of period	$1,015	$1,028

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2011

1.    BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

Factoring of Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $252 million and $211 million as of March 31, 2011 and December 31, 2010, respectively. Of those gross amounts, $250 million and $210 million, respectively, qualify as sales as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short- term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of March 31, 2011 and December 31, 2010, the Company had outstanding transferred receivables for which cash of $5 million and $1 million, respectively, had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $413 million and $305 million for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011 and 2010, expenses associated with transfers of receivables of $2 million and $1 million, respectively, were recorded in the consolidated statements of operations within “Other expense, net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $31 million and $32 million as of March 31, 2011 and December 31, 2010, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

Equity and Comprehensive Income: The following table presents a rollforward of the changes in equity for the three months ended March 31, 2011, including changes in the components of comprehensive income (also contained in Note 14). In accordance with FASB ASC Topic 810, Consolidation, amounts attributable to the Company’s shareholders and to the noncontrolling interests are as follows:

	Total	Federal-Mogul Shareholders’ Equity	Non- Controlling Interests
	(Millions of Dollars)

Equity balance as of December 31, 2010	$1,365	$1,277	$88
Comprehensive income:
Net income	52	51	1
Foreign currency translation adjustments and other	80	77	3
Hedge instruments, net of tax	5	5	—
Postemployment benefits, net of tax	2	2	—

	139	135	4

Equity balance as of March 31, 2011	$1,504	$1,412	$92

New Accounting Pronouncements: In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires additional disclosures regarding fair value measurements, including the amount and reasons for transfers between levels within the fair value hierarchy and more detailed information regarding the inputs and valuation techniques used in determining the fair value of assets and liabilities classified as either Level 2 or Level 3 within the fair value hierarchy. In addition, this ASU clarifies previous guidance related to the level at which fair value disclosures should be disaggregated. The adoption of these components of this new guidance was effective January 1, 2010. This ASU further requires entities to report Level 3 rollforward activity on a gross basis effective January 1, 2011. These additional disclosure requirements, to the extent applicable, have been reflected in Note 5.

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

During the three months ended March 31, 2011, the Company recorded $1 million in facility closure costs, $1 million in employee costs and $(1) million in employee cost reversals. During the three months ended March 31, 2010, the Company recorded $1 million in facility closure costs, $1 million in employee costs and $(1) million in employee cost reversals. The facility closure costs were paid within the quarter of incurrence and there were no reversals.

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded liabilities of $1 million were reversed for each of the three month periods ended March 31, 2011 and 2010. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the three months ended March 31, 2011 by reporting segment. “PTE,” “PTSB,” “VSP,” and “GA” represent the Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket reporting segments, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Balance at December 31, 2010	$11	$7	$1	$3	$2	$24
Provisions	—	1	—	1	—	2
Reversals	—	—	—	(1)	—	(1)
Payments	(1)	(2)	(1)	(1)	(1)	(6)

Balance at March 31, 2011	$10	$6	$—	$2	$1	$19

Activities under Global “Restructuring 2009” Program

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. During the three months ended March 31, 2011, the Company recorded $1 million in employee costs and $(1) million in employee cost reversals associated with Restructuring 2009. During the three months ended March 31, 2010, the Company recorded $1 million in facility closure costs and $(1) million in employee costs reversals associated with Restructuring 2009.

The following table provides a summary of the Company’s Restructuring 2009 liabilities and related activity as of and for the three months ended March 31, 2011 by reporting segment:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2010	$8	$7	$1	$2	$—	$18
Provisions	—	1	—	—	—	1
Reversals	—	—	—	(1)	—	(1)
Payments	(1)	(2)	(1)	—	—	(4)

Balance at March 31, 2011	$7	$6	$—	$1	$—	$14

The Company has incurred total expenses of $158 million since the inception of this program, of which $151 million were employee costs and $7 million were facility closure costs. The Company expects to incur additional restructuring expenses up to $1 million through the remainder of 2011, all of which are expected to be facility closure costs. Net charges related to Restructuring 2009 are as follows:

	Total Incurred Costs	Estimated Additional Charges
	(Millions of Dollars)

Powertrain Energy	$48	$1
Powertrain Sealing and Bearings	59	—
Vehicle Safety and Protection	34	—
Global Aftermarket	11	—
Corporate	6	—

	$158	$1

3.    OTHER EXPENSE, NET

The specific components of “Other expense, net” are as follows:

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars)

Accounts receivable discount expense	$(2)	$(1)
Foreign currency exchange	(1)	(24)
Adjustment of assets to fair value	—	(4)
Other	2	8

	$(1)	$(21)

Foreign currency exchange: The Company has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which had been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, the Company deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.

Near the end of 2009, the three year cumulative inflation rate for Venezuela was above 100%, which requires the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with FASB ASC Topic 830, Foreign Currency Matters, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency requires any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities to be recognized directly in earnings.

On January 8, 2010, the Venezuelan government devalued its currency. During the three months ended March 31, 2010, the Company recorded $20 million in foreign currency exchange expense due to this currency devaluation.

The remaining Venezuelan cash balance of $12 million as of March 31, 2011 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.

Adjustment of assets to fair value: The Company recorded $4 million in impairment charges during the three months ended March 31, 2010 related to the identification of equipment at a Vehicle Safety and Protection facility where the Company’s assessment of future undiscounted cash flows, when compared to the current carrying value of the equipment, indicated the assets were not recoverable. The Company determined the fair value of the assets by applying a probability weighted, expected present value technique to the estimated future cash flows using assumptions a market participant would utilize (level 3, income approach – see Note 5). The discount rate used is consistent with other long-lived asset fair value measurements. The carrying value of the assets exceeded the resulting fair value by $4 million and an impairment charge was recorded for that amount.

4.    FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of March 31, 2011 and December 31, 2010, unrealized net losses of $61 million and $70 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of March 31, 2011, losses of $37 million are expected to be reclassified from “Accumulated other comprehensive loss” to consolidated statement of operations within the next 12 months.

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

The Company had commodity price hedge contracts outstanding with combined notional values of $82 million and $50 million at March 31, 2011 and December 31, 2010, respectively, of which substantially all mature within one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $9 million and $12 million were recorded in “Accumulated other comprehensive loss” as of March 31, 2011 and December, 31, 2010, respectively.

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

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. The Company had notional values of $29 million and $20 million of foreign currency hedge contracts outstanding at March 31, 2011 and December 31, 2010, respectively, of which substantially all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net losses of $1 million were recorded in “Accumulated other comprehensive loss” as of March 31, 2011. Immaterial unrealized net losses were recorded in “Accumulated other comprehensive loss” as of December 31, 2010.

Other

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Other expense, net.” Derivative gains and losses included in “Accumulated other comprehensive loss” for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Other expense, net” for outstanding hedges and “Cost of products sold” upon hedge maturity. The Company’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of the Company’s direct sales during the quarter ended March 31, 2011. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31 2011	December 31 2010	Balance Sheet Location	March 31 2011	December 31 2010
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(37)	$(37)
				Other noncurrent liabilities	(24)	(33)
Commodity contracts	Other current assets	10	13	Other current assets	(1)	(1)
Foreign currency contracts		—	—	Other current assets	(1)	—

		$10	$13		$(63)	$(71)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended March 31, 2011:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$(1)	Interest expense, net	$(10)
Commodity contracts	2	Cost of products sold	5
Foreign currency contracts	(1)	Cost of products sold	—

	$—		$(5)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended March 31, 2010:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(Millions of Dollars)

Interest rate swap contracts	$(21)	Interest expense, net	$(9)

Commodity contracts	3	Cost of products sold	1

	$(18)		$(8)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		(Millions of Dollars)

Commodity contracts	Cost of products sold	$1

5.    FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC 820:

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are set forth in the table below:

	Asset / (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)

March 31, 2011:
Interest rate swap contracts	$(61)	$(61)	C
Commodity contracts	9	9	C
Foreign currency contracts	(1)	(1)	C
December 31, 2010:
Interest rate swap contracts	(70)	(70)	C
Commodity contracts	12	12	C

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

In addition to items that are measured at fair value on a recurring basis, the Company also has assets and liabilities that are measured at fair value on a nonrecurring basis. As these assets and liabilities are not measured at fair value on a recurring basis, they are not included in the tables above. Assets and liabilities that are measured at fair value on a nonrecurring basis include long-lived assets (see Note 3). The Company has determined that the fair value measurements included in each of these assets and liabilities rely primarily on the Company’s assumptions as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

6.    INVENTORIES

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at March 31, 2011 and December 31, 2010. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	March 31 2011	December 31 2010
	(Millions of Dollars)

Raw materials	$184	$178
Work-in-process	155	131
Finished products	698	624

	1,037	933
Inventory valuation allowance	(92)	(86)

	$945	$847

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2011 and December 31, 2010, goodwill and other intangible assets consist of the following:

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)

Definite-Lived Intangible Assets:
Customer relationships	$543	$(152)	$391	$543	$(143)	$400
Developed technology	115	(34)	81	115	(31)	84

	$658	$(186)	$472	$658	$(174)	$484

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill			$1,112			$1,117
Trademarks and brand names			314			314

			$1,426			$1,431

During each of the three month periods ended March 31, 2011 and 2010, the Company recorded amortization expense of $12 million associated with definite-lived intangible assets. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

The following is a rollforward of the Company’s goodwill and other intangible assets (net) for the three months ended March 31, 2011:

	Goodwill	Other Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)
	(Millions of Dollars)

Balance at January 1, 2011	$1,117	$314	$484
Tax adjustment	(6)	—	—
Amortization expense	—	—	(12)
Foreign currency	1	—	—

Balance at March 31, 2011	$1,112	$314	$472

During the three months ended March 31, 2011, the Company corrected $6 million of tax adjustments that were improperly recorded to goodwill.

8.    INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $229 million and $210 million at March 31, 2011 and December 31, 2010, respectively.

Equity earnings of non-consolidated affiliates were $10 million and $7 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, these entities generated sales of approximately $184 million, net income of approximately $24 million and at March 31, 2011 had total net assets of approximately $508 million. Dividends received from non-consolidated affiliates by the Company for the three months ended March 31, 2011 and 2010 were less than $1 million and $20 million, respectively. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2011, the total amount of the contingent guarantee, were all triggering events to occur, approximated $62 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

9.    ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31 2011	December 31 2010
	(Millions of Dollars)

Accrued compensation	$191	$190
Accrued rebates	93	123
Non-income taxes payable	25	23
Accrued product returns	23	23
Accrued income taxes	22	28
Restructuring liabilities	19	24
Accrued professional services	14	13
Accrued warranty	3	3
Other	1	1

	$391	$428

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

The Debt Facilities were initially negotiated and agreement was reached on the majority of significant terms in early 2007. Between the time the terms were agreed in early 2007 and December 27, 2007, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Debt Facilities. This estimated fair value was recorded within the fresh-start reporting, and is being amortized as interest expense over the terms of each of the underlying components of the Debt Facilities. During each of the three month periods ended March 31, 2011 and 2010, the Company recognized $6 million in interest expense associated with the amortization of this fair value adjustment.

Debt consists of the following:

	March 31 2011	December 31 2010
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,896	1,901
Tranche C term loan	968	970
Debt discount	(91)	(97)
Other debt, primarily foreign instruments	58	51

	2,831	2,825
Less: short-term debt, including current maturities of long-term debt	(82)	(73)

Total long-term debt	$2,749	$2,752

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

The revolving credit facility has an available borrowing base of $540 million and $528 million as of March 31, 2011 and December 31, 2010, respectively. The Company had $43 million of letters of credit outstanding at both March 31, 2011 and December 31, 2010 pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

As of March 31, 2011 and December 31, 2010, the estimated fair values of the Company’s Debt Facilities were $2,799 and $2,701 million, respectively. The estimated fair values were $26 million higher at March 31, 2011 and $73 million lower at December 31, 2010 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of March 31, 2011 and December 31, 2010. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

11.  PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world. Components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits				Other Postemployment Benefits
	United States Plans		Non-U.S. Plans
	2011	2010	2011	2010	2011	2010
	(Millions of Dollars)
Service cost	$5	$6	$2	$2	$—	$—
Interest cost	15	15	5	4	5	7
Expected return on plan assets	(14)	(12)	(1)	(1)	—	—
Amortization of actuarial loss	6	6	—	—	—	—
Amortization of prior service credit	—	—	—	—	(4)	—

Net periodic benefit cost	$12	$15	$6	$5	$1	$7

12.  INCOME TAXES

For the three months ended March 31, 2011, the Company recorded income tax expense of $14 million on income before income taxes of $66 million. This compares to an income tax benefit of $7 million on income before income taxes of $10 million in the same period of 2010. The income tax expense for the three months ended March 31, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the US statutory tax rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and release of uncertain tax positions due to audit settlements, partially offset by pre-tax losses with no tax benefits. The income tax benefit for the three months ended March 31, 2010 differs from statutory rates due primarily to non-recognition of income tax benefits on certain operating losses, pre-tax income taxed at rates lower than the US statutory tax rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and the reversal of a valuation allowance against net deferred tax assets of a subsidiary.

The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $321 million in the next 12 months due to audit settlements or statute expirations, of which approximately $46 million, if recognized, could impact the effective tax rate.

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

Total environmental liabilities, determined on an undiscounted basis, were $19 million at both March 31, 2011 and December 31, 2010, and are included in the consolidated balance sheets as follows:

	March 31 2011	December 31 2010
	(Millions of Dollars)

Other current liabilities	$5	$5
Other accrued liabilities (noncurrent)	14	14

	$19	$19

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2011, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $45 million.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. ARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $25 million at both March 31, 2011 and December 31, 2010 for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both ARO and impairment issues.

Liabilities for ARO are included in the consolidated balance sheets as follows:

	March 31 2011	December 31 2010
	(Millions of Dollars)

Other current liabilities	$9	$9
Other accrued liabilities (noncurrent)	16	16

	$25	$25

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

14.  COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars)

Net income attributable to Federal-Mogul	$51	$15

Foreign currency translation adjustments and other	77	(32)

Hedge instruments	5	(10)
Income taxes	—	—

Hedge instruments, net of tax	5	(10)

Postemployment benefits	2	6
Income taxes	—	—

Postemployment benefits, net of tax	2	6

	$135	$(21)

15.  WARRANTS

On December 27, 2007, the Company issued 6,951,871 warrants to purchase common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of March 31, 2011.

16.  STOCK-BASED COMPENSATION

CEO Stock-Based Compensation Agreement

On March 23, 2010, the Company entered into the Second Amended and Restated Employment Agreement, which extended José Maria Alapont’s employment with the Company for three years. Also on March 23, 2010, the Company amended and restated the Stock Option Agreement by and between the Company and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from a stock option exercise to the Company for cash. The Restated Stock Option Agreement provides for pay out of any exercise of Mr. Alapont’s stock options in stock or, at the election of the Company, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature, however the accounting impact associated with this modification is that the options are now considered an equity award as of March 23, 2010. The Company revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from “Other accrued liabilities” to “Additional paid-in capital” due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these options will be recognized. These options had intrinsic values of $22 million and $5 million as of March 31, 2011 and December 31, 2010, respectively. These options expire on December 27, 2014.

The Company revalued Mr. Alapont’s Deferred Compensation Agreement, which was also amended and restated on March 23, 2010, resulting in a revised fair value of $6 million at March 31, 2011. Since this agreement provides for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of March 31, 2011 and through its eventual payout. The amount of the payout shall be equal to the fair value of 500,000 shares of stock, subject to certain adjustments and offsets. During the three months ended March 31, 2011, the Company recognized $1 million in income associated with Mr. Alapont’s Deferred Compensation Agreement. During the three months ended March 31, 2010, the Company recognized $6 million in expense associated with Mr. Alapont’s stock options and Deferred Compensation Agreement. The March 31, 2011 deferred compensation fair value was estimated using the Monte Carlo valuation model with the following assumptions:

Exercise price	N/A
Expected volatility	55%
Expected dividend yield	0%
Risk-free rate over the estimated expected option life	0.66%
Expected life (in years)	1.87

Expected volatility is based on the average of five-year historical volatility and implied volatility for a group of auto industry comparator companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected life. Expected dividend yield is zero as the Company has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected life is equal to one-half of the time to the end of the term.

Stock Appreciation Rights

A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the three months ended March 31, 2011 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)

Outstanding at January 1, 2011	401	$17.16
Granted	1,039	21.03
Exercised	(11)	19.14
Forfeited	(5)	19.61

Outstanding at March 31, 2011	1,424	$19.96	4.6	$7

Exercisable at March 31, 2011	381	$19.73	4.6	$2

In February 2011 and 2010, the Company granted approximately 1,039,000 and 437,000 stock appreciation rights (“SARs”), respectively, to certain employees. The SARs granted in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company valued the 2011 SARs and the 2010 SARs at March 31, 2011, resulting in fair values of $11 million and $5 million, respectively. SARs expense for the three months ended March 31, 2011 was $1 million. SARs expense for the three months ended March 31, 2010 was immaterial. The March 31, 2011 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	2011 SARs	2010 SARs
Exercise price	$21.03	$17.16
Expected volatility	55%	55%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life	1.36%	0.95%
Expected life (in years)	3.17	2.43

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

17.  INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars, Except Per Share Amounts)

Net income attributable to Federal-Mogul shareholders	$51	$15

Weighted average shares outstanding, basic (in millions)	98.9	98.9
Incremental shares on assumed exercise of stock options (in millions)	0.6	—
Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.2	0.5

Weighted average shares outstanding, including dilutive shares (in millions)	99.7	99.4
Net income per common share attributable to Federal-Mogul:
Basic	$0.52	$0.15
Diluted	$0.51	$0.15

Warrants to purchase 6,951,871 common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2011 because the exercise price was greater than the average market price of the Company’s common shares during this period. Options and warrants to purchase 4,000,000 and 6,951,871 common shares, respectively, were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 because the exercise prices were greater than the average market price of the Company’s common shares during this period.

The 500,000 common shares issued in connection with the Deferred Compensation Agreement described in Note 16 are excluded from the basic earnings per share calculation as required by FASB ASC Topic 710, Compensation.

18.  OPERATIONS BY REPORTING SEGMENT

The Company’s integrated operations are organized into five reporting segments generally corresponding to major product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Global Aftermarket and Corporate.

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

Net sales, cost of products sold and gross margin information by reporting segment are as follows:

	Three Months Ended March 31
	Net Sales		Cost of Products Sold		Gross Margin
	2011	2010	2011	2010	2011	2010
	(Millions of Dollars)
Powertrain Energy	$572	$435	$502	$377	$70	$58
Powertrain Sealing and Bearings	319	270	282	244	37	26
Vehicle Safety and Protection	256	231	193	170	63	61
Global Aftermarket	577	553	467	449	110	104
Corporate	—	—	1	(5)	(1)	5

	$1,724	$1,489	$1,445	$1,235	$279	$254

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to net income are as follows:

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars)

Powertrain Energy	$79	$69
Powertrain Sealing and Bearings	29	24
Vehicle Safety and Protection	53	57
Global Aftermarket	69	65
Corporate	(51)	(77)

Total Operational EBITDA	179	138

Interest expense, net	(32)	(33)
Depreciation and amortization	(68)	(81)
Restructuring expense, net	(1)	(1)
Expense associated with U.S. based funded pension plans	(11)	(13)
Adjustment of assets to fair value	—	(4)
Income tax (expense) benefit	(14)	7
Other	(1)	4

Net income	$52	$17

Total assets by reporting segment are as follows:

	March 31 2011	December 31 2010
	(Millions of Dollars)

Powertrain Energy	$1,958	$1,813
Powertrain Sealing and Bearings	948	856
Vehicle Safety and Protection	1,621	1,578
Global Aftermarket	1,964	1,908
Corporate	1,034	1,141

	$7,525	$7,296

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

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”) filed on February 23, 2011, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report.

Overview

Federal-Mogul Corporation is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers and servicers (“OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. During the three months ended March 31, 2011, the Company derived 67% of its sales from the OE market and 33% from the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the three months ended March 31, 2011, the Company derived 37% of its sales in the United States and 63% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Federal-Mogul offers its customers a diverse array of market-leading products for OE and replacement parts (“aftermarket”) applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, transmission components, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers, fuel pumps and lighting.

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

Results of Operations

Consolidated Results

Net sales by reporting segment are:

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars)
Powertrain Energy	$572	$435
Powertrain Sealing and Bearings	319	270
Vehicle Safety and Protection	256	231
Global Aftermarket	577	553

	$1,724	$1,489

The percentage of net sales by group and region for the three months ended March 31, 2011 and 2010 are listed below. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2011
United States and Canada	22%	32%	31%	63%	39%
Europe	58%	52%	47%	22%	43%
Rest of World	20%	16%	22%	15%	18%

2010
United States and Canada	21%	34%	28%	65%	41%
Europe	61%	52%	51%	21%	43%
Rest of World	18%	14%	21%	14%	16%

Cost of products sold by reporting segment is:

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars)

Powertrain Energy	$502	$377
Powertrain Sealing and Bearings	282	244
Vehicle Safety and Protection	193	170
Global Aftermarket	467	449
Corporate	1	(5)

	$1,445	$1,235

Gross margin by reporting segment is:

	Three Months Ended March 31
	2011	2010
	(Millions of Dollars)

Powertrain Energy	$70	$58
Powertrain Sealing and Bearings	37	26
Vehicle Safety and Protection	63	61
Global Aftermarket	110	104
Corporate	(1)	5

	$279	$254

Net sales increased by $235 million to $1,724 million for the first quarter of 2011 from $1,489 million in the same period of 2010. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $7 million.

In general, light and commercial vehicle OE production increased in most regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $203 million. Aftermarket sales increased by $27 million due to sales increases in all regions. The acquisition of the Daros Group increased sales volume by $8 million. Net customer price decreases were $10 million.

Cost of products sold increased by $210 million to $1,445 million for the first quarter of 2011 compared to $1,235 million in the same period of 2010. The impact of the relative weakness of the U.S. dollar increased cost of products sold by $9 million. Manufacturing, labor and variable overhead costs increased by $195 million as a direct consequence of the higher production volumes, inclusive of $6 million of such costs associated with the Daros Group. Additional increases were unfavorable productivity, net of labor and benefits inflation, of $11 million and increased materials and services sourcing costs of $8 million. These increases were partially offset by decreased depreciation of $13 million.

Gross margin increased by $25 million to $279 million, or 16.2% of sales, for the first quarter of 2011 compared to $254 million, or 17.1% of sales, in the same period of 2010. This increase was due to improved sales volumes, which increased gross margin by $41 million, decreased depreciation of $13 million and $2 million directly related to the acquisition of the Daros Group, partially offset by customer price decreases of $10 million, unfavorable productivity, net of benefits and labor inflation, of $11 million, increased materials and services sourcing costs of $8 million and currency movements of $2 million.

Reporting Segment Results – Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the three months ended March 31, 2011 compared with the three months ended March 31, 2010 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended March 31, 2010	$435	$270	$231	$553	$—	$1,489
Sales volumes	128	49	26	27	—	230
Customer pricing	—	—	(3)	(7)	—	(10)
Daros acquisition	8	—	—	—	—	8
Foreign currency	1	—	2	4	—	7

Three months ended March 31, 2011	$572	$319	$256	$577	$—	$1,724

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Cost of Products Sold
Three months ended March 31, 2010	$377	$244	$170	$449	$(5)	$1,235
Sales volumes / mix	102	40	23	24	—	189
Productivity, net of inflation	11	—	(2)	(2)	4	11
Materials and services sourcing	7	1	3	(5)	2	8
Depreciation	(5)	(4)	(4)	—	—	(13)
Daros acquisition	6	—	—	—	—	6
Foreign currency	4	1	3	1	—	9

Three months ended March 31, 2011	$502	$282	$193	$467	$1	$1,445

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended March 31, 2010	$58	$26	$61	$104	$5	$254
Sales volumes / mix	26	9	3	3	—	41
Customer pricing	—	—	(3)	(7)	—	(10)
Productivity, net of inflation	(11)	—	2	2	(4)	(11)
Materials and services sourcing	(7)	(1)	(3)	5	(2)	(8)
Depreciation	5	4	4	—	—	13
Daros acquisition	2	—	—	—	—	2
Foreign currency	(3)	(1)	(1)	3	—	(2)

Three months ended March 31, 2011	$70	$37	$63	$110	$(1)	$279

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Operational EBITDA
Three months ended March 31, 2010	$69	$24	$57	$65	$(77)	$138
Sales volumes / mix	26	9	3	3	—	41
Customer pricing	—	—	(3)	(7)	—	(10)
Productivity – Cost of products sold	(11)	—	2	2	(4)	(11)
Productivity – SG&A	(1)	(2)	(2)	(2)	(3)	(10)
Productivity – Other	—	1	—	(2)	—	(1)
Sourcing – Cost of products sold	(7)	(1)	(3)	5	(2)	(8)
Sourcing – SG&A	—	—	—	—	2	2
Equity earnings of non-consolidated affiliates	3	(1)	—	1	—	3
Stock-based compensation expense	—	—	—	—	6	6
Daros acquisition	2	—	—	—	—	2
Foreign currency	(2)	—	(1)	2	22	21
Other	—	(1)	—	2	5	6

Three months ended March 31, 2011	$79	$29	$53	$69	$(51)	$179

Interest expense, net						(32)
Depreciation and amortization						(68)
Restructuring expense, net						(1)
Expense associated with U.S. based funded pension plans						(11)
Income tax expense						(14)
Other						(1)

Net income						$52

Powertrain Energy

Sales increased by $137 million, or 31%, to $572 million for the first quarter of 2011 from $435 million in the same period of 2010. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements increased reported sales by $1 million. Sales volumes increased by $128 million due to OE production volume increases and market share gains in all regions. The acquisition of the Daros Group increased sales by $8 million.

Cost of products sold increased by $125 million to $502 million for the first quarter of 2011 compared to $377 million in the same period of 2010. This was due to a $102 million increase directly associated with improved sales volume, unfavorable productivity, net of labor and benefits inflation, of $11 million, increased materials and services sourcing costs of $7 million, $6 million increase directly associated with the Daros Group sales volume and $4 million of currency movements, partially offset by decreases in depreciation of $5 million.

Gross margin increased by $12 million to $70 million, or 12.2% of sales, for the first quarter of 2011 compared to $58 million, or 13.3% of sales, for the first quarter of 2010. The favorable impact of increased sales volumes contributed to a $26 million increase in gross margin. Other factors contributing to the improved margin were decreased depreciation of $5 million and $2 million directly related to the Daros Group. These increases were partially offset by unfavorable productivity, net of labor and benefits inflation, of $11 million, increased materials and services sourcing costs of $7 million and currency movements of $3 million.

Operational EBITDA increased by $10 million to $79 million for the first quarter of 2011 from $69 million in the same period of 2010. The impact of increased sales volumes of $26 million, improved equity earnings of non-consolidated affiliates of $3 million and $2 million directly attributable to the Daros Group were partially offset by unfavorable productivity, net of labor and benefits inflation, of $12 million, increased materials and services sourcing costs of $7 million and currency movements of $2 million.

Powertrain Sealing and Bearings

Sales increased by $49 million, or 18%, to $319 million for the first quarter of 2011 from $270 million in the same period of 2010. This increase was due to improved sales volumes caused by OE production volume increases and market share gains in all regions.

Cost of products sold increased by $38 million to $282 million for the first quarter of 2011 compared to $244 million in the same period of 2010. This was due to a $40 million increase directly associated with improved sales volume, increased materials and services sourcing costs of $1 million and currency movements of $1 million, partially offset by decreased depreciation of $4 million.

Gross margin increased by $11 million to $37 million, or 11.6% of sales, for the first quarter of 2011 compared to $26 million, or 9.6% of sales, for the first quarter of 2010. This increase was due to improved sales volumes, which increased gross margin by $9 million, and decreased depreciation of $4 million, partially offset by increased material and services sourcing costs of $1 million and currency movements of $1 million.

Operational EBITDA increased by $5 million to $29 million for the first quarter of 2011 from $24 million in the same period of 2010. This was due to the favorable impact of sales volumes increases of $9 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $1 million, increased materials and services sourcing costs of $1 million, decreased equity earnings of non-consolidated affiliates of $1 million and other decreases of $1 million.

Vehicle Safety and Protection

Sales increased by $25 million, or 11%, to $256 million for the first quarter of 2010 from $231 million in the same period of 2010. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements increased reported sales by $2 million. Sales volumes rose by $26 million due to increased OE production and market share gains in all regions. Continued customer pricing pressure reduced sales by $3 million.

Cost of products sold increased by $23 million to $193 million for the first quarter of 2011 compared to $170 million in the same period of 2010. This was due to a $23 million increase directly associated with improved sales volume, increased materials and services sourcing costs of $3 million, and currency movements of $3 million, partially offset by decreased depreciation of $4 million and productivity improvements in excess of labor and benefits inflation of $2 million.

Gross margin increased by $2 million to $63 million, or 24.6% of sales, for the first quarter of 2011 compared to $61 million, or 26.4% of sales, for the first quarter of 2010. This was due to decreased depreciation of $4 million, improved sales volume, which increased gross margin by $3 million, and favorable productivity in excess of labor and benefits inflation of $2 million, partially offset by customer price decreases of $3 million, increased materials and services sourcing costs of $3 million and currency movements of $1 million.

Operational EBITDA decreased by $4 million to $53 million for the first quarter of 2011 from $57 million in the same period of 2010. This decrease was due to customer price decreases of $3 million, increased materials and services sourcing costs of $3 million and other increases of $1 million, partially offset by the favorable impact of sales volumes increases of $3 million.

Global Aftermarket

Sales increased by $24 million, or 4%, to $577 million for the first quarter of 2011, from $553 million in the same period of 2010. This increase was due to improved sales volumes of $27 million and currency movements of $4 million, partially offset by customer price decreases of $7 million.

Cost of products sold increased by $18 million to $467 million for the first quarter of 2011 compared to $449 million in the same period of 2010. This was due to a $24 million increase directly associated with improved sales volume and currency movements of $1 million, partially offset by materials and services sourcing savings of $5 million and favorable productivity in excess of labor and benefits inflation of $2 million.

Gross margin increased by $6 million to $110 million, or 19.1% of sales, for the first quarter of 2011 compared to $104 million, or 18.8% of sales, in the same period of 2010. This increase was due to improved materials and services sourcing of $5 million, improved sales volume, which increased gross margin by $3 million, currency movements of $3 million and favorable productivity in excess of labor and benefits inflation of $2 million, partially offset by customer price decreases of $7 million.

Operational EBITDA increased by $4 million to $69 million for the first quarter of 2011 from $65 million in the same period of 2010. This increase was due to materials and services sourcing savings of $5 million, improved sales volume of $3 million, currency movements of $2 million, other increases of $2 million and improved equity earnings of non-consolidated affiliates of $1 million, partially offset by customer price decreases of $7 million and unfavorable productivity, net of labor and benefits inflation, of $2 million.

Corporate

Operational EBITDA improved by $26 million to $(51) million for the first quarter of 2011 from $(77) million in the same period of 2010. This increase was due to foreign currency movements of $22 million, decreased stock-based compensation expense of $6 million and other increases of $5 million, partially offset by increased costs in excess of labor and benefits inflation of $7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $177 million, or 10.3% of net sales, for the first quarter of 2011 as compared to $184 million, or 12.4% of net sales, for the same quarter of 2010. This $7 million decrease was due to lower stock-based compensation expense of $6 million, lower pension and other postemployment benefits expense of $8 million, materials and services sourcing savings of $2 million and reduced depreciation expense of $1 million, partially offset by unfavorable overhead costs of $10 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $44 million for the first quarter of 2011 compared with $39 million for the same period in 2010. As a percentage of OE sales, R&D was 3.9% and 4.2% for the quarters ended March 31, 2011 and 2010, respectively.

Interest Expense, Net

Net interest expense was $32 million in the first quarter of 2011 compared to $33 million for the first quarter of 2010.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended March 31, 2011:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Balance at December 31, 2010	$11	$7	$1	$3	$2	$24
Provisions	—	1	—	1	—	2
Reversals	—	—	—	(1)	—	(1)
Payments	(1)	(2)	(1)	(1)	(1)	(6)

Balance at March 31, 2011	$10	$6	$—	$2	$1	$19

Other Expense, Net

Other expense, net was $1 million in the first quarter of 2011 compared to $21 million for the first quarter of 2010.

Foreign currency exchange: The Company has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which had been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, the Company deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.

Near the end of 2009, the three year cumulative inflation rate for Venezuela was above 100%, which requires the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with FASB ASC Topic 830, Foreign Currency Matters, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency requires any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities to be recognized directly in earnings.

On January 8, 2010, the Venezuelan government devalued its currency. During the three months ended March 31, 2010, the Company recorded $20 million in foreign currency exchange expense due to this currency devaluation.

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

Income Taxes

For the three months ended March 31, 2011, the Company recorded income tax expense of $14 million on income before income taxes of $66 million. This compares to an income tax benefit of $7 million on income before income taxes of $10 million in the same period of 2010. The income tax expense for the three months ended March 31, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the US statutory tax rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and release of uncertain tax positions due to audit settlements, partially offset by pre-tax losses with no tax benefits. The income tax benefit for the three months ended March 31, 2010 differs from statutory rates due primarily to non-recognition of income tax benefits on certain operating losses, pre-tax income taxed at rates lower than the US statutory tax rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and the reversal of a valuation allowance against net deferred tax assets of a subsidiary.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 13 of the consolidated financial statements, “Commitments and Contingencies.”

Liquidity and Capital Resources

Cash Flow

Cash flow used by operating activities was $9 million for the first quarter of 2011 compared to cash flow provided from operating activities of $80 million for the comparable period of 2010. The $89 million year-over-year decrease is largely attributable to a $20 million decrease in cash dividends received from non-consolidated affiliates, a $16 million increase in customer rebate impacts, a $14 million increase in U.S. pension contributions, a $14 million increase in supplemental compensation payout, an $8 million increase in cash taxes paid and other timing impacts. Working capital consumption remained constant.

Cash flow used by investing activities was $100 million for the first quarter of 2011 compared to cash flow used by investing activities of $44 million for the comparable period of 2010. The $56 million year-over-year increase primarily relates to capital expenditures necessary to support sales growth.

Net financing activity cash flow was less than $1 million for the first quarter of 2011, compared to cash flow used by financing activities of $21 million for the comparable period of 2010. The $21 million year-over-year decrease is primarily due to changes in factoring-related activities.

The January 8, 2010 bolivar devaluation by the Venezuelan government resulted in the Company’s recognition of $20 million in foreign currency exchange expense, $16 million of which reflected the impact on the cash balance in 2010.

The remaining Venezuelan cash balance of $12 million as of March 31, 2011 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.

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

Other Liquidity and Capital Resource Items

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $229 million and $210 million at March 31, 2011 and December 31, 2010, respectively. Dividends received from non-consolidated affiliates by the Company during the three months ended March 31, 2011 and 2010 were less than $1 million and $20 million, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2011, the total amount of the contingent guarantee, were all triggering events to occur, approximated $62 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $252 million and $211 million as of March 31, 2011 and December 31, 2010, respectively. Of those gross amounts, $250 million and $210 million, respectively, qualify as sales as defined in ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of March 31, 2011 and December 31, 2010, the Company had outstanding transferred receivables for which cash of $5 million and $1 million, respectively, had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $413 million and $305 million for the three months ended March 31, 2011 and 2010, respectively.

For the three months ended March 31, 2011 and 2010, expenses associated with transfers of receivables of $2 million and $1 million, respectively, were recorded in the consolidated statements of operations within “Other expense, net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities. Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $31 million and $32 million as of March 31, 2011 and December 31, 2010, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Refer to Note 4, “Financial Instruments,” of the consolidated financial statements for information with respect to interest rate risk, commodity price risk and foreign currency risk.

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the three months ended March 31, 2011, the Company derived 37% of its sales in the United States and 63% internationally. Of these international sales, 59% are denominated in the euro, with no other single currency representing more than 7%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the three months ended March 31, 2011 would have decreased “Net income attributable to Federal-Mogul” by approximately $7 million.

The Company operates one manufacturing facility and one technical center in Japan. The Company did not experience any loss of property or other assets nor were any of its employees injured as a result of the natural disasters in that country during the three months ended March 31, 2011. The Company does not currently anticipate any significant impacts to its consolidated financial position, results of operations or cash flows, either direct or indirect, as a result of this crisis, and will continue to carefully monitor the situation over the coming months.

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

As of March 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of March 31, 2011, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2011.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 13, that is included in Part I of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as noted below, there were no material changes in the risk factors previously disclosed in Item 1A, Risk Factors, in the Company’s 2010 Annual Report on Form 10-K as filed on February 23, 2011.

The effects and results of the Company’s exploration of strategic alternatives are uncertain: On March 18, 2011, the Company announced that it had engaged Lazard to explore strategic alternatives to enhance shareholder value. There can be no assurance that the exploration of alternatives will result in a transaction. Further, it is not certain what impact any particular alternative, or lack thereof, may have on the Company’s stock price, operating results, financial condition or business prospects.

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

FEDERAL-MOGUL CORPORATION

By:	/s/Alan J. Haughie

Alan J. Haughie
Senior Vice President and Chief Financial Officer,
Principal Financial Officer

By:	/s/Jérôme Rouquet

Jérôme Rouquet
Vice President, Controller, and Chief Accounting Officer
Principal Accounting Officer

Date:    April 28, 2011