Form 10-Q
period 2011-06-30
FEDERAL MOGUL CORP
filed 2011-07-28
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes [ X ]     No [  ]

As of July 27, 2011, there were 98,904,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Three and Six Months Ended June 30, 2011

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,800	$1,598	$3,524	$3,087
Cost of products sold	(1,501)	(1,324)	(2,946)	(2,559)

Gross margin	299	274	578	528

Selling, general and administrative expenses	(173)	(169)	(350)	(353)
OPEB curtailment gain	—	4	—	4
Interest expense, net	(32)	(32)	(63)	(65)
Amortization expense	(12)	(12)	(24)	(24)
Equity earnings of non-consolidated affiliates	10	10	20	17
Restructuring expense, net	—	(5)	(1)	(6)
Other expense, net	(10)	(2)	(11)	(23)

Income before income taxes	82	68	149	78
Income tax expense	(17)	(18)	(31)	(11)

Net income	65	50	118	67
Less net income attributable to noncontrolling interests	(1)	(1)	(3)	(4)

Net income attributable to Federal-Mogul	$64	$49	$115	$63

Income per common share:
Basic	$0.65	$0.50	$1.16	$0.64

Diluted	$0.64	$0.49	$1.15	$0.63

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) June 30 2011	December 31 2010
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$1,042	$1,105
Accounts receivable, net	1,217	1,075
Inventories, net	1,022	847
Prepaid expenses and other current assets	246	244

Total current assets	3,527	3,271

Property, plant and equipment, net	1,933	1,802
Goodwill and indefinite-lived intangible assets	1,426	1,431
Definite-lived intangible assets, net	460	484
Investments in non-consolidated affiliates	243	210
Other noncurrent assets	107	98

	$7,696	$7,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$84	$73
Accounts payable	819	660
Accrued liabilities	407	428
Current portion of postemployment benefit liability	48	47
Other current liabilities	148	143

Total current liabilities	1,506	1,351

Long-term debt	2,747	2,752
Postemployment benefits	1,182	1,172
Long-term portion of deferred income taxes	475	470
Other accrued liabilities	182	186

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of June 30, 2011 and December 31, 2010)	1	1
Additional paid-in capital, including warrants	2,150	2,150
Accumulated deficit	(237)	(352)
Accumulated other comprehensive loss	(397)	(505)
Treasury stock, at cost	(17)	(17)

Total Federal-Mogul shareholders’ equity	1,500	1,277

Noncontrolling interests	104	88

Total shareholders’ equity	1,604	1,365

	$7,696	$7,296

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2011	2010
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income	$118	$67
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	139	162
Restructuring expense, net	1	6
Payments against restructuring liabilities	(14)	(20)
Payments to settle non-debt liabilities subject to compromise, net	(1)	(16)
Equity earnings of non-consolidated affiliates	(20)	(17)
Cash dividends received from non-consolidated affiliates	—	24
Change in postemployment benefits, including pensions	(11)	4
Loss on Venezuelan currency devaluation	—	20
Gain on sale of property, plant and equipment	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(113)	(212)
Inventories	(148)	(21)
Accounts payable	141	122
Other assets and liabilities	(2)	60

Net Cash Provided From Operating Activities	90	177

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(177)	(98)
Payments to acquire business	—	(39)
Net proceeds from the sale of property, plant and equipment	—	2

Net Cash Used By Investing Activities	(177)	(135)

Cash Provided From (Used By) Financing Activities
Principal payments on term loans	(15)	(15)
Decrease in other long-term debt	(2)	(2)
Increase in short-term debt	11	5
Net proceeds (remittances) on servicing of factoring arrangements	5	(12)

Net Cash Used By Financing Activities	(1)	(24)

Effect of foreign currency exchange rate fluctuations on cash	25	(16)
Effect of Venezuelan currency devaluation on cash	—	(16)

Effect of foreign currency fluctuations on cash	25	(32)

Decrease in cash and equivalents	(63)	(14)

Cash and equivalents at beginning of period	1,105	1,034

Cash and equivalents at end of period	$1,042	$1,020

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2011

1.	BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

Acquisition: In June 2010, the Company acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash. The Company allocated the purchase price in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. This acquisition is included in the Powertrain Energy reporting segment.

Factoring of Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $336 million and $211 million as of June 30, 2011 and December 31, 2010, respectively. Of those gross amounts, $334 million and $210 million, respectively, qualify as sales as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of both June 30, 2011 and December 31, 2010, the Company had outstanding transferred receivables for which cash of $1 million had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $923 million and $629 million for the six months ended June 30, 2011 and 2010, respectively.

For the three and six months ended June 30, 2011, expenses associated with transfers of receivables were $3 million and $5 million, respectively. For the three and six months ended June 30, 2010, such expenses were $1 million and $2 million, respectively. These expenses were recorded in the consolidated statements of operations within “Other expense, net.”

Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $34 million and $32 million as of June 30, 2011 and December 31, 2010, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

Equity and Comprehensive Income: The following table presents a rollforward of the changes in equity for the six months ended June 30, 2011, including changes in the components of comprehensive income (also contained in Note 14). In accordance with FASB ASC Topic 810, Consolidation, amounts attributable to the Company’s shareholders and to the noncontrolling interests are as follows:

	Total	Federal- Mogul Shareholders’ Equity	Non- Controlling Interests
	(Millions of Dollars)
Equity balance as of December 31, 2010	$1,365	$1,277	$88
Comprehensive income:
Net income	118	115	3
Foreign currency translation adjustments and other	110	107	3
Hedge instruments, net of tax	(3)	(3)	—
Postemployment benefits, net of tax	4	4	—

	229	223	6

Capital investment in subsidiary by non-controlling shareholder	10	—	10

Equity balance as of June 30, 2011	$1,604	$1,500	$104

New Accounting Pronouncements: In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU provides guidance on whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The Company does not expect the provisions of this ASU to have a material effect on its financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU makes changes to fair value principles related to premiums and discounts and the measurement of financial instruments, requires new disclosures with a focus on level 3 measurements and makes clarifications regarding the definition of a principal market. The Company does not expect the provisions of this ASU to have a material effect on its financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will change the manner in which entities present comprehensive income in their financial statements. The Company will adopt this new guidance effective January 1, 2012.

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

Estimates of restructuring charges are based on information available at the time such charges are recorded. In certain countries where the Company operates, statutory requirements include involuntary termination benefits that extend several years into the future. Accordingly, severance payments continue well past the date of termination at many non-U.S. locations. Thus, restructuring programs appear to be ongoing when, in fact, terminations and other activities have been substantially completed.

Management expects to finance its restructuring programs through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.

The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the three and six months ended June 30, 2011 by reporting segment. “PTE,” “PTSB,” “VSP,” and “GA” represent the Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket reporting segments, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Balance at December 31, 2010	$11	$7	$1	$3	$2	$24
Provisions	—	1	—	1	—	2
Reversals	—	—	—	(1)	—	(1)
Payments	(1)	(2)	(1)	(1)	(1)	(6)

Balance at March 31, 2011	10	6	—	2	1	19
Provisions	2	1	—	—	—	3
Reversals	(3)	—	—	—	—	(3)
Payments	(5)	(2)	—	(1)	—	(8)

Balance at June 30, 2011	$4	$5	$—	$1	$1	$11

The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the three and six months ended June 30, 2011. As the table indicates, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at December 31, 2010	$24	$—	$24
Provisions	1	1	2
Reversals	(1)	—	(1)
Payments	(5)	(1)	(6)

Balance at March 31, 2011	19	—	19
Provisions	1	2	3
Reversals	(3)	—	(3)
Payments	(6)	(2)	(8)

Balance at June 30, 2011	$11	$—	$11

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded liabilities of $3 million and $4 million were reversed during the three and six months ended June 30, 2011, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

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

The following table provides a summary of the Company’s Restructuring 2009 liabilities and related activity as of and for the three and six months ended June 30, 2011 by reporting segment:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Balance at December 31, 2010	$8	$7	$1	$2	$—	$18
Provisions	—	1	—	—	—	1
Reversals	—	—	—	(1)	—	(1)
Payments	(1)	(2)	(1)	—	—	(4)

Balance at March 31, 2011	7	6	—	1	—	14
Provisions	1	1	—	—	—	2
Reversals	(3)	—	—	—	—	(3)
Payments	(3)	(2)	—	(1)	—	(6)

Balance at June 30, 2011	$2	$5	$—	$—	$—	$7

The following table provides a summary of the Company’s Restructuring 2009 liabilities and related activity for each type of exit cost as of and for the three and six months ended June 30, 2011. As the table indicates, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at December 31, 2010	$18	$—	$18
Provisions	1	—	1
Reversals	(1)	—	(1)
Payments	(4)	—	(4)

Balance at March 31, 2011	14	—	14
Provisions	1	1	2
Reversals	(3)	—	(3)
Payments	(5)	(1)	(6)

Balance at June 30, 2011	$7	$—	$7

The Company has incurred total expenses of $156 million since the inception of this program, of which $148 million were employee costs and $8 million were facility closure costs. The Company expects to incur additional restructuring expenses up to $2 million through the remainder of 2011, all of which are expected to be facility closure costs. Net charges related to Restructuring 2009 are as follows:

	Total Incurred Costs	Estimated Additional Charges
	(Millions of Dollars)
Powertrain Energy	$45	$2
Powertrain Sealing and Bearings	60	—
Vehicle Safety and Protection	34	—
Global Aftermarket	11	—
Corporate	6	—

	$156	$2

Other Restructuring Activities

During the three and six months ended June 30, 2011, the Company recorded $1 million and $2 million, respectively, in net restructuring expenses outside of Restructuring 2009, all of which were facility closure costs.

3.	OTHER EXPENSE, NET

The specific components of “Other expense, net” are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions of Dollars)
Foreign currency exchange	$(5)	$2	$(6)	$(22)
Accounts receivable discount expense	(3)	(1)	(5)	(2)
Adjustment of assets to fair value	(3)	(4)	(3)	(8)
Other	1	1	3	9

	$(10)	$(2)	$(11)	$(23)

Foreign currency exchange: The Company recognized $5 million and $6 million in foreign currency exchange losses during the three and six months ended June 30, 2011. This was due to unfavorable foreign currency volatility in regions where the transactional currency differs from the functional currency.

The Company recognized $2 million and $(22) million in foreign currency exchange gains (losses) during the three and six months ended June 30, 2010. The Company has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which had been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, the Company deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.

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

The remaining Venezuelan cash balance of $13 million as of June 30, 2011 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.

Adjustment of assets to fair value: The Company recorded $3 million in impairment charges during the second quarter of 2011, of which $2 million related to the establishment of an asset retirement obligation (see Note 5) for a Powertrain Energy facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was impaired. The remaining $1 million in impairment charges recorded during the second quarter of 2011 was made up of immaterial fixed assets impairments at several Company facilities.

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

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of June 30, 2011 and December 31, 2010, unrealized net losses of $61 million and $70 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of June 30, 2011, losses of $37 million are expected to be reclassified from “Accumulated other comprehensive loss” to consolidated statement of operations within the next 12 months.

These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s term loans and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates.

Commodity Price Risk

The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with forecasted purchases. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include high-grade aluminum, copper, natural gas, nickel, tin and zinc. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future.

The Company had commodity price hedge contracts outstanding with combined notional values of $98 million and $50 million at June 30, 2011 and December 31, 2010, respectively, of which substantially all mature within one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $12 million were recorded in “Accumulated other comprehensive loss” as of December, 31, 2010. Immaterial unrealized net gains were recorded in “Accumulated other comprehensive loss” as of June 30, 2011.

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

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. The Company had notional values of $27 million and $20 million of foreign currency hedge contracts outstanding at June 30, 2011 and December 31, 2010, respectively, of which substantially all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net losses of $1 million were recorded in “Accumulated other comprehensive loss” as of June 30, 2011. Immaterial unrealized net losses were recorded in “Accumulated other comprehensive loss” as of December 31, 2010.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of the Company’s direct sales during the six months ended June 30, 2011. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30 2011	December 31 2010	Balance Sheet Location	June 30 2011	December 31 2010
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(37)	$(37)
				Other noncurrent liabilities	(24)	(33)
Commodity contracts	Other current assets	4	13	Other current assets	(4)	(1)
Foreign currency contracts		—	—	Other current liabilities	(1)	—

		$4	$13		$(66)	$(71)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended June 30, 2011:

Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(Millions of Dollars)

Interest rate swap contracts	$(9)	Interest expense, net	$(9)		$—

Commodity contracts	(6)	Cost of products sold	2	Other expense, net	(1)

Foreign currency contracts	(1)	Cost of products sold	(1)		—

	$(16)		$(8)		$(1)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended June 30, 2010:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(Millions of Dollars)

Interest rate swap contracts	$(21)	Interest expense, net	$(9)		$—

Commodity contracts	(5)	Cost of products sold	1	Other expense, net	(1)

Foreign currency contracts	2		—		—

	$(24)		$(8)		$(1)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the six months ended June 30, 2011:

Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(Millions of Dollars)
Interest rate swap contracts	$(10)	Interest expense, net	$(19)		$—

Commodity contracts	(5)	Cost of products sold	6	Other expense, net	(1)

Foreign currency contracts	(2)	Cost of products sold	(1)		—

	$(17)		$(14)		$(1)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the six months ended June 30, 2010:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$(43)	Interest expense, net	$(19)

Commodity contracts	(2)	Cost of products sold	3

Foreign currency contracts	3	Cost of products sold	1

	$(42)		$(15)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
	(Millions of Dollars)
Commodity contracts	Cost of products sold	$1

Commodity contracts	Other expense, net	(1)

		$—

5.	FAIR VALUE MEASUREMENTS

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at June 30, 2011 and December 31, 2010 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
June 30, 2011:
Interest rate swap contracts	$(61)	$(61)	C
Foreign currency contracts	(1)	(1)	C

December 31, 2010:
Interest rate swap contracts	$(70)	$(70)	C
Commodity contracts	12	12	C

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

Assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2011 are set forth in the table below:

	Asset (Liability)	Level 3	(Loss)	Valuation Technique
	(Millions of Dollars)
June 30, 2011:
Property, plant and equipment	$6	$6	$(3)	C
Asset retirement obligation	(2)	(2)	—	C

Property, plant and equipment with a carrying value of $9 million were written down to their fair value of $6 million, resulting in an impairment charge of $3 million, which was recorded within “Other expense, net” for the three and six months ended June 30, 2011. The Company determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with the Company’s goodwill fair value measurements.

An asset retirement obligation of $2 million was recorded as of June 30, 2011. The fair value of this liability was determined with the assistance of an outside third party specialist.

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at June 30, 2011 and December 31, 2010. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	June 30 2011	December 31 2010
	(Millions of Dollars)
Raw materials	$196	$178
Work-in-process	158	131
Finished products	759	624

	1,113	933
Inventory valuation allowance	(91)	(86)

	$1,022	$847

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2011 and December 31, 2010, goodwill and other intangible assets consist of the following:

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets:
Customer relationships	$543	$(161)	$382	$543	$(143)	$400
Developed technology	115	(37)	78	115	(31)	84

	$658	$(198)	$460	$658	$(174)	$484

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill			$1,112			$1,117
Trademarks and brand names			314			314

			$1,426			$1,431

During each of the three and six month periods ended June 30, 2011 and 2010, the Company recorded amortization expense of $12 million and $24 million, respectively, associated with definite-lived intangible assets. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

The following is a rollforward of the Company’s goodwill and other intangible assets (net) for the three and six months ended June 30, 2011:

	Goodwill	Other Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)
	(Millions of Dollars)
Balance at January 1, 2011	$1,117	$314	$484
Tax adjustment	(6)	—	—
Amortization expense	—	—	(12)
Foreign currency	1	—	—

Balance at March 31, 2011	1,112	314	472
Amortization expense	—	—	(12)

Balance at June 30, 2011	$1,112	$314	$460

During the first quarter of 2011, the Company corrected $6 million of tax adjustments that were improperly recorded to goodwill.

8.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $243 million and $210 million at June 30, 2011 and December 31, 2010, respectively. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions of Dollars)
Equity earnings of non-consolidated affiliates	$10	$10	$20	$17
Cash dividends received from non-consolidated affiliates	—	4	—	24

The following table presents selected aggregated financial information of the non-consolidated affiliates:

	Six Months Ended June 30
	2011	2010
	(Millions of Dollars)
Net sales	$375	$304
Net income	49	41
Net assets	532	433

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2011, the total amount of the contingent guarantee, were all triggering events to occur, approximated $65 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

9.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30 2011	December 31 2010
	(Millions of Dollars)
Accrued compensation	$203	$190
Accrued rebates	98	123
Accrued income taxes	28	28
Non-income taxes payable	26	23
Accrued product returns	22	23
Accrued professional services	16	13
Restructuring liabilities	11	24
Accrued warranty	2	3
Other	1	1

	$407	$428

10.	DEBT

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

The Debt Facilities were initially negotiated and agreement was reached on the majority of significant terms in early 2007. Between the time the terms were agreed in early 2007 and December 27, 2007, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Debt Facilities. This estimated fair value was recorded within the fresh-start reporting, and is being amortized as interest expense over the terms of each of the underlying components of the Debt Facilities. During each of the three month periods ended June 30, 2011 and 2010, the Company recognized $5 million in interest expense associated with the amortization of this fair value adjustment. During the six months ended June 30, 2011 and 2010, the Company recognized $12 million and $11 million, respectively, in interest expense associated with the amortization of this fair value adjustment.

Debt consists of the following:

	June 30 2011	December 31 2010
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,891	1,901
Tranche C term loan	965	970
Debt discount	(85)	(97)
Other debt, primarily foreign instruments	60	51

	2,831	2,825
Less: short-term debt, including current maturities of long-term debt	(84)	(73)

Total long-term debt	$2,747	$2,752

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

The revolving credit facility has an available borrowing base of $540 million and $528 million as of June 30, 2011 and December 31, 2010, respectively. The Company had $41 million and $43 million of letters of credit outstanding at June 30, 2011 and December 31, 2010, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

As of June 30, 2011 and December 31, 2010, the estimated fair values of the Company’s Debt Facilities were $2,700 and $2,701 million, respectively. The estimated fair values were $71 million lower at June 30, 2011 and $73 million lower at December 31, 2010 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of June 30, 2011 and December 31, 2010. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

11.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world. Components of net periodic benefit cost (credit) for the three months ended June 30 are as follows:

	Pension Benefits				Other Postemployment Benefits
	United States Plans		Non-U.S. Plans
	2011	2010	2011	2010	2011	2010
	(Millions of Dollars)
Service cost	$5	$5	$2	$2	$—	$—
Interest cost	14	15	4	4	5	5
Expected return on plan assets	(14)	(12)	(1)	(1)	—	—
Amortization of actuarial loss	6	6	—	—	—	—
Amortization of prior service credit	—	—	—	—	(4)	(3)
OPEB curtailment gain	—	—	—	—	—	(4)

Net periodic benefit cost (credit)	$11	$14	$5	$5	$1	$(2)

Components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits				Other Postemployment Benefits
	United States Plans		Non-U.S. Plans
	2011	2010	2011	2010	2011	2010
	(Millions of Dollars)
Service cost	$10	$11	$4	$4	$—	$—
Interest cost	29	30	9	8	10	12
Expected return on plan assets	(28)	(24)	(2)	(2)	—	—
Amortization of actuarial loss	12	12	—	—	—	—
Amortization of prior service credit	—	—	—	—	(8)	(3)
OPEB curtailment gain	—	—	—	—	—	(4)

Net periodic benefit cost	$23	$29	$11	$10	$2	$5

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan which eliminated Other Postemployment Benefits for certain salaried and non-union hourly employees and retirees effective July 1, 2010. This amendment reduced the Company’s accumulated postemployment benefit obligation (“APBO”) by $135 million, of which $131 million is being amortized over the average remaining service lives of active participants (approximately 9 years). The remaining $4 million resulted in an OPEB curtailment gain, which was recognized in the consolidated statements of operations for the three and six months ended June 30, 2010.

12.	INCOME TAXES

Income Taxes

For the six months ended June 30, 2011, the Company recorded income tax expense of $31 million on income before income taxes of $149 million. This compares to income tax expense of $11 million on income before income taxes of $78 million in the same period of 2010. The income tax expense for the six months ended June 30, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits. The income tax expense for the six months ended June 30, 2010 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits and the reversal of a valuation allowance against net deferred assets of a subsidiary.

The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relates to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $321 million within the next 12 months due to audit settlements or statute expirations, of which approximately $46 million, if recognized, could impact the effective tax rate.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that existing valuation allowances in certain jurisdictions of up to $250 million as of June 30, 2011 could be released within the next 12 months. If releases of such valuation allowances occur, it may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

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

Total environmental liabilities, determined on an undiscounted basis, were $18 million and $19 million at June 30, 2011 and December 31, 2010, respectively, and are included in the consolidated balance sheets as follows:

	June 30 2011	December 31 2010
	(Millions of Dollars)
Other current liabilities	$5	$5
Other accrued liabilities (noncurrent)	13	14

	$18	$19

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At June 30, 2011, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $45 million.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. ARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $27 million and $25 million at June 30, 2011 and December 31, 2010, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both ARO and impairment issues.

Liabilities for ARO are included in the consolidated balance sheets as follows:

	June 30 2011	December 31 2010
	(Millions of Dollars)
Other current liabilities	$2	$9
Other accrued liabilities (noncurrent)	25	16

	$27	$25

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

14.	COMPREHENSIVE INCOME

The Company’s comprehensive income consists of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions of Dollars)
Net income attributable to Federal-Mogul	$64	$49	$115	$63

Foreign currency translation adjustments and other	30	(91)	107	(123)

Hedge instruments	(8)	(17)	(3)	(26)
Income taxes	—	—	—	—

Hedge instruments, net of tax	(8)	(17)	(3)	(26)

Postemployment benefits	2	138	4	144
Income taxes	—	—	—	—

Postemployment benefits, net of tax	2	138	4	144

	$88	$79	$223	$58

15.	WARRANTS

On December 27, 2007, the Company issued 6,951,871 warrants to purchase common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of June 30, 2011.

16.	STOCK-BASED COMPENSATION

CEO Stock-Based Compensation Agreement

On March 23, 2010, the Company entered into the Second Amended and Restated Employment Agreement, which extended José Maria Alapont’s employment with the Company for three years. Also on March 23, 2010, the Company amended and restated the Stock Option Agreement by and between the Company and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from a stock option exercise to the Company for cash. The Restated Stock Option Agreement provides for pay out of any exercise of Mr. Alapont’s stock options in stock or, at the election of the Company, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature, however the accounting impact associated with this modification is that the options are now considered an equity award as of March 23, 2010. The Company revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from “Other accrued liabilities” to “Additional paid-in capital” due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these options will be recognized. These options had intrinsic values of $13 million and $5 million as of June 30, 2011 and December 31, 2010, respectively. These options expire on December 27, 2014.

The Company revalued Mr. Alapont’s Deferred Compensation Agreement, which was also amended and restated on March 23, 2010, resulting in a revised fair value of $6 million at June 30, 2011. The amended and restated agreement included no changes that impacted the accounting for this agreement. Since the revised and restated agreement continue to provide for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of June 30, 2011 and through its eventual payout. The amount of the payout shall be equal to the fair value of 500,000 shares of stock, subject to certain adjustments and offsets. During both of the three month periods ended June 30, 2011 and 2010, the Company recognized $1 million in expense associated with Mr. Alapont’s Deferred Compensation Agreement. During the six months ended June 30, 2011, the Company recognized immaterial income associated with Mr. Alapont’s Deferred Compensation Agreement. During the six months ended June 30, 2010, the Company recognized $7 million in expense associated with Mr. Alapont’s stock options and Deferred Compensation Agreement.

The June 30, 2011 deferred compensation fair value was estimated using the Monte Carlo valuation model with the following assumptions:

Exercise price	N/A
Expected volatility	55%
Expected dividend yield	0%
Risk-free rate over the estimated expected option life	0.29%
Expected life (in years)	1.75

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

Stock Appreciation Rights

A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the six months ended June 30, 2011 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)
Outstanding at January 1, 2011	401	$17.16
Granted	1,039	21.03
Exercised	(11)	19.14
Forfeited	(5)	19.61

Outstanding at March 31, 2011	1,424	$19.96	4.6	$7
Granted	4	21.03
Exercised	(22)	19.74
Forfeited	(3)	19.78

Outstanding at June 30, 2011	1,403	$19.97	4.5	$4

Exercisable at June 30, 2011	359	$19.74	4.4	$1

In February 2011 and 2010, the Company granted approximately 1,039,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company valued the 2011 SARs and the 2010 SARs at June 30, 2011 resulting in fair values of $8 million and $3 million, respectively. The Company recognized SARs income of $1 million for the three months ended June 30, 2011. The Company recognized SARs expense of $1 million for the six months ended June 30, 2011. SARs expense for the three and six months ended June 30, 2010 was immaterial.

The June 30, 2011 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	2011 SARs	2010 SARs
Exercise price	$21.03	$17.16
Expected volatility	55%	55%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life	0.56%	0.38%
Expected life (in years)	2.96	2.22

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

17.	INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions of Dollars, Except Per Share Amounts)

Net income attributable to Federal-Mogul shareholders	$64	$49	$115	$63

Weighted average shares outstanding, basic (in millions)	98.9	98.9	98.9	98.9

Incremental shares on assumed conversion of stock options (in millions)	0.7	—	0.6	—

Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.2	0.5	0.2	0.5

Weighted average shares outstanding, including dilutive shares (in millions)	99.8	99.4	99.7	99.4

Net income per share attributable to Federal-Mogul:
Basic	$0.65	$0.50	$1.16	$0.64
Diluted	$0.64	$0.49	$1.15	$0.63

Warrants to purchase 6,951,871 common shares were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010 because the exercise price was greater than the average market price of the Company’s common shares during these periods. Options to purchase 4,000,000 common shares were not included in the computation of diluted earnings per share for the three months and six months ended June 30, 2010 because the exercise price was greater than the average market price of the Company’s common shares during these periods.

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

The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA most closely approximates the cash flow associated with the operational earnings of the Company and uses Operational EBITDA to measure the performance of its operations. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains or losses.

Net sales, cost of products sold and gross margin information by reporting segment are as follows:

	Three Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Margin
	2011	2010	2011	2010	2011	2010
	(Millions of Dollars)
Powertrain Energy	$597	$455	$515	$400	$82	$55
Powertrain Sealing and Bearings	333	278	294	247	39	31
Vehicle Safety and Protection	258	231	196	167	62	64
Global Aftermarket	612	634	493	504	119	130
Corporate	—	—	3	6	(3)	(6)

	$1,800	$1,598	$1,501	$1,324	$299	$274

	Six Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Margin
	2011	2010	2011	2010	2011	2010
	(Millions of Dollars)
Powertrain Energy	$1,169	$890	$1,018	$777	$151	$113
Powertrain Sealing and Bearings	652	549	576	492	76	57
Vehicle Safety and Protection	514	462	389	336	125	126
Global Aftermarket	1,189	1,186	960	953	229	233
Corporate	—	—	3	1	(3)	(1)

	$3,524	$3,087	$2,946	$2,559	$578	$528

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to net income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
	(Millions of Dollars)		(Millions of Dollars)
Powertrain Energy	$89	$71	$168	$141
Powertrain Sealing and Bearings	33	29	62	53
Vehicle Safety and Protection	54	60	107	117
Global Aftermarket	74	94	143	159
Corporate	(50)	(55)	(102)	(133)

Total Operational EBITDA	200	199	378	337

Depreciation and amortization	(71)	(81)	(139)	(162)
Interest expense, net	(32)	(32)	(63)	(65)
Expense associated with U.S. based funded pension plans	(11)	(13)	(22)	(26)
Adjustment of assets to fair value	(3)	(4)	(3)	(8)
Restructuring expense, net	—	(5)	(1)	(6)
OPEB curtailment gain	—	4	—	4
Income tax expense	(17)	(18)	(31)	(11)
Other	(1)	—	(1)	4

Net income	$65	$50	$118	$67

Total assets by reporting segment are as follows:

	June 30 2011	December 31 2010

	(Millions of Dollars)
Powertrain Energy	$2,035	$1,813
Powertrain Sealing and Bearings	971	856
Vehicle Safety and Protection	1,632	1,578
Global Aftermarket	2,042	1,908
Corporate	1,016	1,141

	$7,696	$7,296

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

Overview

Federal-Mogul Corporation is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers and servicers (“OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. During the six months ended June 30, 2011, the Company derived 66% of its sales from the OE market and 34% from the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the six months ended June 30, 2011, the Company derived 36% of its sales in the United States and 64% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

Results of Operations

Consolidated Results – Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Net sales by reporting segment are:

	Three Months Ended June 30
	2011	2010
	(Millions of Dollars)
Powertrain Energy	$597	$455
Powertrain Sealing and Bearings	333	278
Vehicle Safety and Protection	258	231
Global Aftermarket	612	634

	$1,800	$1,598

The percentage of net sales by group and region for the three months ended June 30, 2011 and 2010 are listed below. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2011
United States and Canada	22%	32%	29%	61%	37%
Europe	58%	53%	50%	24%	45%
Rest of World	20%	15%	21%	15%	18%

2010
United States and Canada	23%	36%	30%	67%	43%
Europe	56%	49%	49%	20%	40%
Rest of World	21%	15%	21%	13%	17%

Cost of products sold by reporting segment is:

	Three Months Ended June 30
	2011	2010
	(Millions of Dollars)
Powertrain Energy	$515	$400
Powertrain Sealing and Bearings	294	247
Vehicle Safety and Protection	196	167
Global Aftermarket	493	504
Corporate	3	6

	$1,501	$1,324

Gross margin by reporting segment is:

	Three Months Ended June 30
	2011	2010
	(Millions of Dollars)
Powertrain Energy	$82	$55
Powertrain Sealing and Bearings	39	31
Vehicle Safety and Protection	62	64
Global Aftermarket	119	130
Corporate	(3)	(6)

	$299	$274

Net sales increased by $202 million to $1,800 million for the second quarter of 2011 from $1,598 million in the same period of 2010. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $98 million.

In general, light and commercial vehicle OE production increased in most regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $129 million. Aftermarket sales decreased by $42 million due to sales decreases in North America, partially offset by sales increases in all other regions. The acquisition of the Daros Group increased sales volume by $8 million. Net customer price increases were $9 million.

Cost of products sold increased by $177 million to $1,501 million for the second quarter of 2011 compared to $1,324 million in the same period of 2010. The impact of the relative weakness of the U.S. dollar increased cost of products sold by $89 million. Manufacturing, labor and variable overhead costs increased by $95 million as a direct consequence of the higher production volumes, inclusive of $6 million of such costs associated with the Daros Group. Additional increases were unfavorable productivity, net of labor and benefits inflation, of $4 million and increased materials and services sourcing costs of $2 million. These increases were partially offset by decreased depreciation of $13 million.

Gross margin increased by $25 million to $299 million, or 16.6% of sales, for the second quarter of 2011 compared to $274 million, or 17.1% of sales, in the same period of 2010. This increase was due to decreased depreciation of $13 million, customer price increases of $9 million, currency movements of $9 million and $2 million directly related to the acquisition of the Daros Group, partially offset by unfavorable productivity, net of benefits and labor inflation, of $4 million, increased materials and services sourcing costs of $2 million and unfavorable sales mix of $2 million.

Reporting Segment Results – Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the three months ended June 30, 2011 compared with the three months ended June 30, 2010 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains or losses.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended June 30, 2010	$455	$278	$231	$634	$—	$1,598
Sales volumes	89	31	9	(42)	—	87
Customer pricing	8	5	(1)	(3)	—	9
Daros acquisition	8	—	—	—	—	8
Foreign currency	37	19	19	23	—	98

Three months ended June 30, 2011	$597	$333	$258	$612	$—	$1,800

	PTE	PTSB	VSP	GA	Corporate	Total
Cost of Products Sold
Three months ended June 30, 2010	$400	$247	$167	$504	$6	$1,324
Sales volumes / mix	72	28	11	(22)	—	89
Productivity, net of inflation	4	4	1	(2)	(3)	4
Materials and services sourcing	2	—	4	(4)	—	2
Depreciation	(6)	(3)	(4)	—	—	(13)
Daros acquisition	6	—	—	—	—	6
Foreign currency	37	18	17	17	—	89

Three months ended June 30, 2011	$515	$294	$196	$493	$3	$1,501

	PTE	PTSB	VSP	GA	Corporate	Total
Gross Margin
Three months ended June 30, 2010	$55	$31	$64	$130	$(6)	$274
Sales volumes / mix	17	3	(2)	(20)	—	(2)
Customer pricing	8	5	(1)	(3)	—	9
Productivity, net of inflation	(4)	(4)	(1)	2	3	(4)
Materials and services sourcing	(2)	—	(4)	4	—	(2)
Depreciation	6	3	4	—	—	13
Daros acquisition	2	—	—	—	—	2
Foreign currency	—	1	2	6	—	9

Three months ended June 30, 2011	$82	$39	$62	$119	$(3)	$299

	PTE	PTSB	VSP	GA	Corporate	Total
Operational EBITDA
Three months ended June 30, 2010	$71	$29	$60	$94	$(55)	$199
Sales volumes / mix	17	3	(2)	(20)	—	(2)
Customer pricing	8	5	(1)	(3)	—	9
Productivity – Cost of products sold	(4)	(4)	(1)	2	3	(4)
Productivity – SG&A	(2)	1	—	(4)	5	—
Productivity – Other	—	—	—	1	—	1
Sourcing – Cost of products sold	(2)	—	(4)	4	—	(2)
Sourcing – SG&A	—	—	—	—	1	1
Equity earnings of non-consolidated affiliates	2	—	(1)	(2)	—	(1)
Daros acquisition	2	—	—	—	—	2
Foreign currency	(3)	(2)	2	4	(3)	(2)
Other	—	1	1	(2)	(1)	(1)

Three months ended June 30, 2011	$89	$33	$54	$74	$(50)	$200

Depreciation and amortization						(71)
Interest expense, net						(32)
Expense associated with U.S. based funded pension plans						(11)
Adjustment of assets to fair value						(3)
Income tax expense						(17)
Other						(1)

Net income						$65

Powertrain Energy

Sales increased by $142 million, or 31%, to $597 million for the second quarter of 2011 from $455 million in the same period of 2010. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements increased reported sales by $37 million. Sales volumes increased by $89 million due to OE production volume increases and market share gains in all regions. The acquisition of the Daros Group increased sales by $8 million. Customer pricing increased sales by $8 million.

Cost of products sold increased by $115 million to $515 million for the second quarter of 2011 compared to $400 million in the same period of 2010. This increase was due to a $72 million increase directly associated with improved sales volume, currency movements of $37 million, a $6 million increase directly associated with the Daros Group sales volume, unfavorable productivity, net of labor and benefits inflation, of $4 million and increased materials and services sourcing costs of $2 million, partially offset by a decrease in depreciation of $6 million.

Gross margin increased by $27 million to $82 million, or 13.7% of sales, for the second quarter of 2011 compared to $55 million, or 12.1% of sales, for the second quarter of 2010. The favorable impact of increased sales volumes contributed to a $17 million increase in gross margin. Other factors contributing to the improved margin were customer price increases of $8 million, decreased depreciation of $6 million and $2 million directly related to the Daros Group. These increases were partially offset by unfavorable productivity, net of labor and benefits inflation, of $4 million and increased materials and services sourcing costs of $2 million.

Operational EBITDA increased by $18 million to $89 million for the second quarter of 2011 from $71 million in the same period of 2010. The impact of increased sales volumes of $17 million, customer price increases of $8 million, improved equity earnings of non-consolidated affiliates of $2 million and $2 million directly attributable to the Daros Group were partially offset by unfavorable productivity, net of labor and benefits inflation, of $6 million, currency movements of $3 million and increased materials and services sourcing costs of $2 million.

Powertrain Sealing and Bearings

Sales increased by $55 million, or 20%, to $333 million for the second quarter of 2011 from $278 million in the same period of 2010. PTSB generates approximately 70% of its revenue outside the United States and the resulting currency movements increased reported sales by $19 million. Sales volumes increased by $31 million due to OE production volume increases and market share gains in all regions. Customer pricing increased sales by $5 million.

Cost of products sold increased by $47 million to $294 million for the second quarter of 2011 compared to $247 million in the same period of 2010. This was due to a $28 million increase directly associated with improved sales volume, currency movements of $18 million and unfavorable productivity, net of labor and benefits inflation, of $4 million, partially offset by decreased depreciation of $3 million.

Gross margin increased by $8 million to $39 million, or 11.7% of sales, for the second quarter of 2011 compared to $31 million, or 11.2% of sales, for the second quarter of 2010. This increase was due to customer price increases of $5 million, decreased depreciation of $3 million, improved sales volumes, which increased gross margin by $3 million, and currency movements of $1 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $4 million.

Operational EBITDA increased by $4 million to $33 million for the second quarter of 2011 from $29 million in the same period of 2010. This was due to customer price increases of $5 million, the favorable impact of sales volumes increases of $3 million and other increases of $1 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $3 million and currency movements of $2 million.

Vehicle Safety and Protection

Sales increased by $27 million, or 12%, to $258 million for the second quarter of 2010 from $231 million in the same period of 2010. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements increased reported sales by $19 million. Sales volumes rose by $9 million due to increased OE production and market share gains in all regions. Continued customer pricing pressure reduced sales by $1 million.

Cost of products sold increased by $29 million to $196 million for the second quarter of 2011 compared to $167 million in the same period of 2010. This was due to currency movements of $17 million, an $11 million increase directly associated with improved sales volume, increased materials and services sourcing costs of $4 million and unfavorable productivity, net of labor and benefits inflation, of $1 million, partially offset by decreased depreciation of $4 million.

Gross margin decreased by $2 million to $62 million, or 24.0% of sales, for the second quarter of 2011 compared to $64 million, or 27.7% of sales, for the second quarter of 2010. This decrease was due to increased materials and services sourcing costs of $4 million, unfavorable sales mix, which decreased gross margin by $2 million, customer price increases of $1 million and unfavorable productivity, net of labor and benefits inflation, of $1 million, partially offset by decreased depreciation of $4 million and currency movements of $2 million.

Operational EBITDA decreased by $6 million to $54 million for the second quarter of 2011 from $60 million in the same period of 2010. This decrease was due to increased materials and services sourcing costs of $4 million, unfavorable sales mix of $2 million, unfavorable productivity, net of labor and benefits inflation, of $1 million, customer price increases of $1 million and decreased equity earnings of non-consolidated affiliates of $1 million, partially offset by currency movements of $2 million and other increases of $1 million.

Global Aftermarket

Sales decreased by $22 million, or 3%, to $612 million for the second quarter of 2011, from $634 million in the same period of 2010. This decrease was due to lower sales volumes of $42 million and customer price decreases of $3 million, partially offset by currency movements of $23 million.

Cost of products sold decreased by $11 million to $493 million for the second quarter of 2011 compared to $504 million in the same period of 2010. This was due to a $22 million decrease directly associated with lower sales volume, improved materials and services sourcing costs of $4 million, and favorable productivity in excess of labor and benefits inflation of $2 million, partially offset by currency movements of $17 million.

Gross margin decreased by $11 million to $119 million, or 19.4% of sales, for the second quarter of 2011 compared to $130 million, or 20.5% of sales, in the same period of 2010. This decrease was due to lower sales volume, which decreased gross margin by $20 million, and customer price decreases of $3 million, partially offset by improved materials and services sourcing of $4 million, favorable productivity in excess of labor and benefits inflation of $2 million and currency movements of $6 million.

Operational EBITDA decreased by $20 million to $74 million for the second quarter of 2011 from $94 million in the same period of 2010. This decrease was due to lower sales volume, which decreased gross margin by $20 million, customer price decreases of $3 million, decreased equity earnings of non-consolidated affiliates of $2 million, unfavorable productivity, net of labor and benefits inflation, of $1 million and other decreases of $2 million, partially offset by improved materials and services sourcing of $4 million and currency movements of $4 million.

Corporate

Operational EBITDA improved by $5 million to $(50) million for the second quarter of 2011 compared to $(55) million in the same period of 2010. This was due to decreased costs, net of labor and benefits inflation, of $8 million and improved materials and services sourcing of $1 million, partially offset by foreign currency movements of $3 million and other decreases of $1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $173 million, or 9.6% of net sales, for the second quarter of 2011 as compared to $169 million, or 10.6% of net sales, for the same quarter of 2010. This $4 million increase was due to currency movements of $9 million, partially offset by lower pension and other postemployment benefits expense of $3 million, materials and services sourcing savings of $1 million and reduced depreciation expense of $1 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $43 million for the second quarter of 2011 compared with $38 million for the same period in 2010. As a percentage of OE sales, R&D was 3.6% and 3.9% for the quarters ended June 30, 2011 and 2010, respectively.

Interest Expense, Net

Net interest expense was $32 million in both the second quarter of 2011 and 2010.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended June 30, 2011:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of dollars)
Balance at March 31, 2011	$10	$6	$—	$2	$1	$19
Provisions	2	1	—	—	—	3
Reversals	(3)	—	—	—	—	(3)
Payments	(5)	(2)	—	(1)	—	(8)

Balance at June 30, 2011	$4	$5	$—	$1	$1	$11

Other Expense, Net

Other expense, net was $10 million in the second quarter of 2011 compared to $2 million for the second quarter of 2010.

Foreign currency exchange: The Company recognized $5 million in foreign currency exchange losses during the three months ended June 30, 2011. This was due to unfavorable foreign currency volatility in regions where the transactional currency differs from the functional currency. The Company recognized $2 million in foreign currency exchange gains during the three months ended June 30, 2010.

Adjustment of assets to fair value: The Company recorded $3 million in impairment charges during the second quarter of 2011, of which $2 million related to the establishment of an asset retirement obligation for a Powertrain Energy facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was impaired. The remaining $1 million in impairment charges recorded during the second quarter of 2011 was made up of immaterial fixed assets impairments at several Company facilities.

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

Income Taxes

For the three months ended June 30, 2011, the Company recorded income tax expense of $17 million on income before income taxes of $82 million. This compares to income tax expense of $18 million on income before income taxes of $68 million in the same period of 2010. The income tax expense for the three months ended June 30, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits. The income tax expense for the three months ended June 30, 2010 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits and the reversal of a valuation allowance against net deferred assets of a subsidiary.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that existing valuation allowances in certain jurisdictions of up to $250 million as of June 30, 2011 could be released within the next 12 months. If releases of such valuation allowances occur, it may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

Consolidated Results – Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Net sales by reporting segment are:

	Six Months Ended June 30
	2011	2010
	(Millions of Dollars)
Powertrain Energy	$1,169	$890
Powertrain Sealing and Bearings	652	549
Vehicle Safety and Protection	514	462
Global Aftermarket	1,189	1,186

	$3,524	$3,087

The percentage of net sales by group and region for the six months ended June 30, 2011 and 2010 are as follows:

	PTE	PTSB	VSP	GA	Total
2011
United States and Canada	22%	31%	30%	62%	38%
Europe	58%	53%	49%	23%	44%
Rest of World	20%	16%	21%	15%	18%

2010
United States and Canada	22%	35%	29%	66%	42%
Europe	58%	51%	50%	21%	41%
Rest of World	20%	14%	21%	13%	17%

Cost of products sold by reporting segment is:

	Six Months Ended June 30
	2011	2010
	(Millions of Dollars)
Powertrain Energy	$1,018	$777
Powertrain Sealing and Bearings	576	492
Vehicle Safety and Protection	389	336
Global Aftermarket	960	953
Corporate	3	1

	$2,946	$2,559

Gross margin by reporting segment is:

	Six Months Ended June 30
	2011	2010
	(Millions of Dollars)
Powertrain Energy	$151	$113
Powertrain Sealing and Bearings	76	57
Vehicle Safety and Protection	125	126
Global Aftermarket	229	233
Corporate	(3)	(1)

	$578	$528

Net sales increased by $437 million, or 14%, to $3,524 million for the six months ended June 30, 2011 from $3,087 million in the same period of 2010. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $106 million.

In general, light and commercial vehicle OE production increased in all regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $331 million. Aftermarket sales decreased by $15 million due to sales decreases North America, partially offset by sales increases in all other regions. The acquisition of the Daros Group increased sales volume by $16 million. Net customer price decreases were $1 million.

Cost of products sold increased by $387 million to $2,946 million for the six months ended June 30, 2011 compared to $2,559 million in the same period of 2010. The impact of the relative weakness of the U.S. dollar increased cost of products sold by $100 million. Manufacturing, labor and variable overhead costs increased by $289 million as a direct consequence of the higher production volumes, inclusive of $12 million of such costs associated with the Daros Group. Additional increases were unfavorable productivity, net of labor and benefits inflation, of $15 million and increased materials and services sourcing costs of $10 million. These increases were partially offset by decreased depreciation of $26 million and reduced pension expense of $1 million.

Gross margin increased by $50 million to $578 million, or 16.4% of sales, for the six months ended June 30, 2011 compared to $528 million, or 17.1% of sales, in the same period of 2010. This increase was due to sales volume increases, which increased gross margin by $39 million, decreased depreciation of $26 million, currency movements of $6 million, $4 million directly related to the acquisition of the Daros Group and decreased pension expense of $1 million, partially offset by unfavorable productivity, net of benefits and labor inflation, of $15 million, increased materials and services sourcing costs of $10 million and customer price decreases of $1 million.

Reporting Segment Results – Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the six months ended June 30, 2011 compared with the six months ended June 30, 2010 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains or losses.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Six months ended June 30, 2010	$890	$549	$462	$1,186	$—	$3,087
Sales volumes	217	80	34	(15)	—	316
Customer pricing	8	5	(4)	(10)	—	(1)
Daros acquisition	16	—	—	—	—	16
Foreign currency	38	18	22	28	—	106

Six months ended June 30, 2011	$1,169	$652	$514	$1,189	$—	$3,524

	PTE	PTSB	VSP	GA	Corporate	Total
Cost of Products Sold
Six months ended June 30, 2010	$777	$492	$336	$953	$1	$2,559
Sales volumes / mix	174	68	33	2	—	277
Productivity, net of inflation	15	4	(1)	(4)	1	15
Materials and services sourcing	9	1	7	(9)	2	10
Pension	—	—	—	—	(1)	(1)
Depreciation	(11)	(7)	(7)	(1)	—	(26)
Daros acquisition	12	—	—	—	—	12
Foreign currency	42	18	21	19	—	100

Six months ended June 30, 2011	$1,018	$576	$389	$960	$3	$2,946

	PTE	PTSB	VSP	GA	Corporate	Total
Gross Margin
Six months ended June 30, 2010	$113	$57	$126	$233	$(1)	$528
Sales volumes / mix	43	12	1	(17)	—	39
Customer pricing	8	5	(4)	(10)	—	(1)
Productivity, net of inflation	(15)	(4)	1	4	(1)	(15)
Materials and services sourcing	(9)	(1)	(7)	9	(2)	(10)
Pension	—	—	—	—	1	1
Depreciation	11	7	7	1	—	26
Daros acquisition	4	—	—	—	—	4
Foreign currency	(4)	—	1	9	—	6

Six months ended June 30, 2011	$151	$76	$125	$229	$(3)	$578

	PTE	PTSB	VSP	GA	Corporate	Total
Operational EBITDA
Six months ended June 30, 2010	$140	$53	$117	$159	$(132)	$337
Sales volumes / mix	43	12	1	(17)	—	39
Customer pricing	8	5	(4)	(10)	—	(1)
Productivity – Cost of products sold	(15)	(4)	1	4	(1)	(15)
Productivity – SG&A	(3)	(1)	(3)	(6)	3	(10)
Productivity – Other	—	2	—	(1)	—	1
Sourcing – Cost of products sold	(9)	(1)	(7)	9	(2)	(10)
Sourcing – SG&A	—	—	—	—	2	2
Equity earnings of non-consolidated affiliates	5	(1)	(1)	(1)	—	2
Sourcing – Other	—	—	—	—	(1)	(1)
Stock-based compensation expense	—	—	—	—	6	6
Daros acquisition	4	—	—	—	—	4
Foreign currency	(4)	(2)	2	5	19	20
Other	(1)	(1)	1	1	4	4

Six months ended June 30, 2011	$168	$62	$107	$143	$(102)	$378

Depreciation and amortization						(139)
Interest expense, net						(63)
Expense associated with U.S. based funded pension plans						(22)
Adjustment of assets to fair value						(3)
Restructuring expense, net						(1)
Income tax expense						(31)
Other						(1)

Net income						$118

Powertrain Energy

Sales increased by $279 million, or 31%, to $1,169 million for the six months ended June 30, 2011 from $890 million in the same period of 2010. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements increased reported sales by $38 million. Sales volumes increased by $217 million due to OE production volume increases and market share gains in all regions. The acquisition of the Daros Group increased sales by $16 million. Customer pricing increased sales by $8 million.

Cost of products sold increased by $241 million to $1,018 million for the six months ended June 30, 2011 compared to $777 million in the same period of 2010. This was due to a $174 million increase directly associated with improved sales volume, currency movements of $42 million, unfavorable productivity, net of labor and benefits inflation, of $15 million, a $12 million increase directly associated with the Daros Group sales volume and increased materials and services sourcing costs of $9 million, partially offset by a decrease in depreciation of $11 million.

Gross margin increased by $38 million to $151 million, or 12.9% of sales, for the six months ended June 30, 2011 compared to $113 million, or 12.7% of sales, for the same period of 2010. The favorable impact of increased sales volumes contributed to a $43 million increase in gross margin. Other factors contributing to the improved margin were decreased depreciation of $11 million, customer price increases of $8 million and $4 million directly related to the Daros Group. These increases were partially offset by unfavorable productivity, net of labor and benefits inflation, of $15 million, increased materials and services sourcing costs of $9 million and currency movements of $4 million.

Operational EBITDA increased by $28 million to $168 million for the six months ended June 30, 2011 from $140 million in the same period of 2010. The impact of increased sales volumes of $43 million, customer price increases of $8 million, improved equity earnings of non-consolidated affiliates of $5 million and $4 million directly attributable to the Daros Group were partially offset by unfavorable productivity, net of labor and benefits inflation, of $18 million, increased materials and services sourcing costs of $9 million, currency movements of $4 million and other decreases of $1 million.

Powertrain Sealing and Bearings

Sales increased by $103 million, or 19%, to $652 million for the six months ended June 30, 2011 from $549 million in the same period of 2010. PTSB generates approximately 70% of its revenue outside the United States and the resulting currency movements increased reported sales by $18 million. Sales volumes increased by $80 million due to OE production volume increases and market share gains in all regions. Customer pricing increased sales by $5 million.

Cost of products sold increased by $84 million to $576 million for the six months ended June 30, 2011 compared to $492 million in the same period of 2010. This was due to a $68 million increase directly associated with improved sales volume, currency movements of $18 million, unfavorable productivity, net of labor and benefits inflation, of $4 million and increased materials and services sourcing costs of $1 million, partially offset by decreased depreciation of $7 million.

Gross margin increased by $19 million to $76 million, or 11.7% of sales, for the six months ended June 30, 2011 compared to $57 million, or 10.4% of sales, for the six months ended June 30, 2010. This increase was due to improved sales volumes, which increased gross margin by $12 million, decreased depreciation of $7 million and customer price increases of $5 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $4 million and increased material and services sourcing costs of $1 million.

Operational EBITDA increased by $9 million to $62 million for the six months ended June 30, 2011 from $53 million in the same period of 2010. This was due to the favorable impact of sales volumes increases of $12 million and customer price increases of $5 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $3 million, currency movements of $2 million, increased materials and services sourcing costs of $1 million, decreased equity earnings of non-consolidated affiliates of $1 million and other decreases of $1 million.

Vehicle Safety and Protection

Sales increased by $52 million, or 11%, to $514 million for the six months ended June 30, 2011 from $462 million in the same period of 2010. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements increased reported sales by $22 million. Sales volumes rose by $34 million due to increased OE production and market share gains in all regions. Continued customer pricing pressure reduced sales by $4 million.

Cost of products sold increased by $53 million to $389 million for the six months ended June 30, 2011 compared to $336 million in the same period of 2010. This was due to a $33 million increase directly associated with improved sales volume, currency movements of $21 million and increased materials and services sourcing costs of $7 million, partially offset by decreased depreciation of $7 million and productivity improvements in excess of labor and benefits inflation of $1 million.

Gross margin decreased by $1 million to $125 million, or 24.3% of sales, for the six months ended June 30, 2011 compared to $126 million, or 27.3% of sales, for the six months ended June 30, 2010. This was due to increased materials and services sourcing costs of $7 million and customer price decreases of $4 million being mostly offset by decreased depreciation of $7 million, improved sales volume, which increased gross margin by $1 million, favorable productivity in excess of labor and benefits inflation of $1 million and currency movements of $1 million.

Operational EBITDA decreased by $10 million to $107 million for the six months ended June 30, 2011 from $117 million in the same period of 2010. This decrease was due to increased materials and services sourcing costs of $7 million, customer price decreases of $4 million, unfavorable productivity, net of labor and benefits inflation, of $2 million and decreased equity earnings of non-consolidated affiliates of $1 million, partially offset by the favorable impact of currency movements of $2 million, sales volumes increases of $1 million and other increases of $1 million.

Global Aftermarket

Sales increased by $3 million to $1,189 million for the six months ended June 30, 2011, from $1,186 million in the same period of 2010. This increase was due to currency movements of $28 million, partially offset by sales volume decreases of $15 million and customer price decreases of $10 million.

Cost of products sold increased by $7 million to $960 million for the six months ended June 30, 2011 compared to $953 million in the same period of 2010. This was due to currency movements of $19 million and $2 million directly associated with sales mix, partially offset by materials and services sourcing savings of $9 million, favorable productivity in excess of labor and benefits inflation of $4 million and decreased depreciation of $1 million.

Gross margin decreased by $4 million to $229 million, or 19.3% of sales, for the six months ended June 30, 2011 compared to $233 million, or 19.6% of sales, in the same period of 2010. This decrease was due to unfavorable sales mix, which decreased gross margin by $17 million and customer price decreases of $10 million, partially offset by currency movements of $9 million, improved materials and services sourcing of $9 million, favorable productivity in excess of labor and benefits inflation of $4 million and decreased depreciation of $1 million.

Operational EBITDA decreased by $16 million to $143 million for the six months ended June 30, 2011 from $159 million in the same period of 2010. This decrease was due to unfavorable sales mix of $17 million, customer price decreases of $10 million, unfavorable productivity, net of labor and benefits inflation, of $3 million and decreased equity earnings of non-consolidated affiliates of $1 million, partially offset by materials and services sourcing savings of $9 million, currency movements of $5 million and other increases of $1 million.

Corporate

Operational EBITDA improved by $30 million to $(102) million for the six months ended June 30, 2011 from $(132) million in the same period of 2010. This improvement was due to foreign currency movements of $19 million, decreased stock-based compensation expense of $6 million, productivity in excess of labor and benefits inflation of $2 million and other increases of $4 million, partially offset by increased materials and services sourcing costs of $1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $350 million, or 9.9% of net sales, for the six months ended June 30, 2011 as compared to $353 million, or 11.4% of net sales, for the same period of 2010. This $3 million decrease was due to lower pension and other postemployment benefits expense of $11 million, lower stock-based compensation expense of $6 million, materials and services sourcing savings of $2 million, reduced depreciation expense of $2 million and other reductions of $1 million, partially offset by unfavorable overhead costs of $10 million and currency movements of $9 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $87 million for the six months ended June 30, 2011 compared with $77 million for the same period in 2010. As a percentage of OE sales, R&D was 3.7% and 4.1% for the six months ended June 30, 2011 and 2010, respectively.

Interest Expense, Net

Net interest expense was $63 million in the six months ended June 30, 2011 compared to $65 million for the comparable period of 2010.

Restructuring Activities

The following is a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the six months ended June 30, 2011:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Balance at December 31, 2010	$11	$7	$1	$3	$2	$24
Provisions	—	1	—	1	—	2
Reversals	—	—	—	(1)	—	(1)
Payments	(1)	(2)	(1)	(1)	(1)	(6)

Balance at March 31, 2011	10	6	—	2	1	19
Provisions	2	1	—	—	—	3
Reversals	(3)	—	—	—	—	(3)
Payments	(5)	(2)	—	(1)	—	(8)

Balance at June 30, 2011	$4	$5	$—	$1	$1	$11

Other Expense, Net

Other expense, net was $11 million in the six months ended June 30, 2011 compared to $23 million for the same period of 2010.

Foreign currency exchange: The Company recognized $6 million in foreign currency exchange losses during the six months ended June 30, 2011. This was due to unfavorable foreign currency volatility in regions where the transactional currency differs from the functional currency.

The Company recognized $22 million in foreign currency exchange losses during the three and six months ended June 30, 2010. The Company has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which had been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, the Company deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.

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

Adjustment of assets to fair value: The Company recorded $3 million in impairment charges during the second quarter of 2010, of which $2 million related to the establishment of an asset retirement obligation for a Powertrain Energy facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was impaired. The remaining $1 million in impairment charges recorded during the second quarter of 2011 was made up of immaterial fixed assets impairments at several Company facilities.

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

Income Taxes

For the six months ended June 30, 2011, the Company recorded income tax expense of $31 million on income before income taxes of $149 million. This compares to income tax expense of $11 million on income before income taxes of $78 million in the same period of 2010. The income tax expense for the six months ended June 30, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits. The income tax expense for the six months ended June 30, 2010 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits and the reversal of a valuation allowance against net deferred assets of a subsidiary.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that existing valuation allowances in certain jurisdictions of up to $250 million as of June 30, 2011 could be released within the next 12 months. If releases of such valuation allowances occur, it may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 13 of the consolidated financial statements, “Commitments and Contingencies.”

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $90 million for the six months ended June 30, 2011 compared to cash flow provided from operating activities of $177 million for the comparable period of 2010. The $87 million year-over-year decrease is largely attributable to a $24 million decrease in cash dividends received from non-consolidated affiliates, a $21 million increase in customer rebate payments, a $14 million increase in supplemental compensation payout, a $13 million increase in cash taxes paid, a $9 million increase in U.S. pension contributions, a $9 million change in working capital outflow and other timing impacts. The $9 million year-over-year change in working capital outflow is comprised of a $127 million increase in inventory outflow, partially offset by a $99 million decrease in accounts receivable outflow ($109 million was generated by an increase in factoring activity, of which $68 million was in North America) and a $19 million increase in accounts payable inflow.

Cash flow used by investing activities was $177 million for the six months ended June 30, 2011 compared to cash flow used by investing activities of $135 million for the comparable period of 2010. The $79 million year-over-year increase in capital expenditures is necessary to support sales growth.

In June 2010, the Company acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash.

Cash flow used by financing activities was $1 million for the six months ended June 30, 2011 compared to cash flow used by financing activities of $24 million for the comparable period of 2010. This $23 million reduction in cash flow usage was due to a $17 million change associated with the servicing of factoring arrangements and a $6 million change associated with short-term debt.

The January 8, 2010 bolivar devaluation by the Venezuelan government resulted in the Company’s recognition of $20 million in foreign currency exchange expense, $16 million of which reflected the impact on the cash balance in 2010.

The remaining Venezuelan cash balance of $13 million as of June 30, 2011 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.

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

Other Liquidity and Capital Resource Items

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $243 million and $210 million at June 30, 2011 and December 31, 2010, respectively. Dividends received from non-consolidated affiliates by the Company during the six months ended June 30, 2011 and 2010 were less than one million and $24 million, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2011, the total amount of the contingent guarantee, were all triggering events to occur, approximated $65 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $336 million and $211 million as of June 30, 2011 and December 31, 2010, respectively. Of those gross amounts, $334 million and $210 million, respectively, qualify as sales as defined in ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of both June 30, 2011 and December 31, 2010, the Company had outstanding transferred receivables for which cash of $1 million had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $923 million and $629 million for the six months ended June 30, 2011 and 2010, respectively.

For the three and six months ended June 30, 2011, expenses associated with transfers of receivables were $3 million and $5 million, respectively. For the three and six months ended June 30, 2010, such expenses were $1 million and $2 million, respectively. These expenses were recorded in the consolidated statements of operations within “Other expense, net.”

Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $34 million and $32 million as of June 30, 2011 and December 31, 2010, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

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

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2011, the Company derived 36% of its sales in the United States and 64% internationally. Of these international sales, 38% are denominated in the euro, with no other single currency representing more than 5%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the six months ended June 30, 2011 would have decreased “Net income attributable to Federal-Mogul” by approximately $19 million.

The Company operates one manufacturing facility and one technical center in Japan. The Company did not experience any loss of property or other assets nor were any of its employees injured as a result of the natural disasters in that country during the first quarter of 2011. The Company does not currently anticipate any significant impacts to its consolidated financial position, results of operations or cash flows, either direct or indirect, as a result of this crisis, and will continue to carefully monitor the situation over the coming months.

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

As of June 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of June 30, 2011, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal three and six month periods ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the six months ended June 30, 2011.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 13, that is included in Part I of this report, is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Stockholders held on May 25, 2011, stockholders elected ten directors for a one-year term. The vote tabulation is as follows:

Nominee	For	Withheld
Carl C. Icahn	87,635,063	7,239,806
José Maria Alapont	86,844,792	8,030,077
George Feldenkreis	85,700,915	9,173,954
Vincent J. Intrieri	86,600,021	8,274,848
J. Michael Laisure	93,730,721	1,144,148
Samuel J. Merksamer	87,687,313	7,187,556
Daniel A. Ninivaggi	86,269,134	8,605,735
David S. Schechter	87,307,174	7,567,695
Neil S. Subin	85,701,057	9,173,812
James H. Vandenberghe	93,662,764	1,212,105

Stockholders approved the compensation of Federal-Mogul Corporation’s named executive officers as disclosed in the Company’s Proxy Statement. The vote tabulation is as follows:

For	Against	Abstain
92,556,344	437,973	1,880,552

Stockholders also approved a voting frequency of “EVERY YEAR” as the frequency with which stockholders provide an advisory vote on executive compensation of Federal-Mogul Corporation’s name executives. The vote tabulation is as follows:

1 Year	2 Years	3 Years	Abstain
91,858,686	99,598	1,062,741	1,853,844

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

101	Financial statements from the quarterly report on Form 10-Q of Federal-Mogul Corporation for the quarter ended June 30, 2011, filed on July 28, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements furnished herewith.

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

Dated:    July 28, 2011