Form 10-Q
period 2011-09-30
FEDERAL MOGUL CORP
filed 2011-10-27
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Yes ☒  No ☐

As of October 27, 2011, there were 98,904,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Three and Nine Months Ended September 30, 2011

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$1,732	$1,544	$5,256	$4,631
Cost of products sold	(1,469)	(1,306)	(4,415)	(3,865)

Gross margin	263	238	841	766

Selling, general and administrative expenses	(172)	(164)	(522)	(516)
OPEB curtailment gains	—	24	—	28
Interest expense, net	(32)	(32)	(95)	(98)
Amortization expense	(12)	(12)	(36)	(37)
Equity earnings of non-consolidated affiliates	7	6	27	24
Restructuring expense, net	(3)	(1)	(4)	(7)
Other (expense) income, net	(6)	1	(17)	(22)

Income before income taxes	45	60	194	138
Income tax expense	(9)	(6)	(40)	(18)

Net income	36	54	154	120
Less net income attributable to noncontrolling interests	(2)	(1)	(4)	(4)

Net income attributable to Federal-Mogul	$34	$53	$150	$116

Income per common share:
Basic	$0.34	$0.54	$1.52	$1.17

Diluted	$0.34	$0.53	$1.51	$1.17

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) September 30 2011	December 31 2010
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$931	$1,105
Accounts receivable, net	1,195	1,075
Inventories, net	1,003	847
Prepaid expenses and other current assets	226	244

Total current assets	3,355	3,271

Property, plant and equipment, net	1,885	1,802
Goodwill and indefinite-lived intangible assets	1,424	1,431
Definite-lived intangible assets, net	447	484
Investments in non-consolidated affiliates	227	210
Other noncurrent assets	95	98

	$7,433	$7,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$90	$73
Accounts payable	750	660
Accrued liabilities	405	428
Current portion of postemployment benefit liability	47	47
Other current liabilities	169	143

Total current liabilities	1,461	1,351

Long-term debt	2,744	2,752
Postemployment benefits	1,137	1,172
Long-term portion of deferred income taxes	469	470
Other accrued liabilities	174	186

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of September 30, 2011 and December 31, 2010)	1	1
Additional paid-in capital, including warrants	2,150	2,150
Accumulated deficit	(202)	(352)
Accumulated other comprehensive loss	(583)	(505)
Treasury stock, at cost	(17)	(17)

Total Federal-Mogul shareholders’ equity	1,349	1,277

Noncontrolling interests	99	88

Total shareholders’ equity	1,448	1,365

	$7,433	$7,296

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2011	2010
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net income	$154	$120
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	212	244
Restructuring expense, net	4	7
Payments against restructuring liabilities	(19)	(26)
Payments to settle non-debt liabilities subject to compromise, net	(1)	(16)
Equity earnings of non-consolidated affiliates	(27)	(24)
Cash dividends received from non-consolidated affiliates	14	27
Change in postemployment benefits, excluding OPEB curtailment gains	(30)	(23)
OPEB curtailment gains	—	(28)
Loss on Venezuelan currency devaluation	—	20
Gain on sale of property, plant and equipment	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(132)	(188)
Inventories	(171)	(36)
Accounts payable	90	117
Other assets and liabilities	30	63

Net Cash Provided From Operating Activities	124	255

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(282)	(166)
Payments to acquire business	—	(39)
Net proceeds from the sale of property, plant and equipment	—	2

Net Cash Used By Investing Activities	(282)	(203)

Cash Provided From (Used By) Financing Activities
Principal payments on term loans	(22)	(22)
Decrease in other long-term debt	(3)	(2)
Increase in short-term debt	19	4
Net remittances on servicing of factoring arrangements	—	(13)

Net Cash Used By Financing Activities	(6)	(33)

Effect of foreign currency exchange rate fluctuations on cash	(10)	17
Effect of Venezuelan currency devaluation on cash	—	(16)

Effect of foreign currency fluctuations on cash	(10)	1

(Decrease) increase in cash and equivalents	(174)	20

Cash and equivalents at beginning of period	1,105	1,034

Cash and equivalents at end of period	$931	$1,054

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

1.	BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

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

Controlling Ownership: Mr. Carl C. Icahn indirectly controls approximately 77% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.

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

Factoring of Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $263 million and $211 million as of September 30, 2011 and December 31, 2010, respectively. Of those gross amounts, $262 million and $210 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of both September 30, 2011 and December 31, 2010, the Company had outstanding transferred receivables for which cash of $1 million had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $1,335 million and $894 million for the nine months ended September 30, 2011 and 2010, respectively.

For the three and nine months ended September 30, 2011, expenses associated with transfers of receivables were $2 million and $7 million, respectively. For the three and nine months ended September 30, 2010, such expenses were $3 million and $5 million, respectively. These expenses were recorded in the consolidated statements of operations within “Other (expense) income, net.”

Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $26 million and $32 million as of September 30, 2011 and December 31, 2010, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

Equity and Comprehensive Income: The following table presents a rollforward of the changes in equity for the nine months ended September 30, 2011, including changes in the components of comprehensive income (also contained in Note 14). In accordance with FASB ASC Topic 810, Consolidation, amounts attributable to the Company’s shareholders and to the noncontrolling interests are as follows:

	Total	Federal-Mogul Shareholders’ Equity	Non- Controlling Interests
		(Millions of Dollars)

Equity balance as of December 31, 2010	$1,365	$1,277	$88
Comprehensive income:
Net income	154	150	4
Foreign currency translation adjustments and other	(66)	(63)	(3)
Hedge instruments, net of tax	(18)	(18)	—
Postemployment benefits, net of tax	3	3	—

	73	72	1
Capital investment in subsidiary by non-controlling shareholder	10	—	10

Equity balance as of September 30, 2011	$1,448	$1,349	$99

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU provides guidance on whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The Company does not expect the provisions of this ASU to have a material effect on its financial position, results of operations or cash flows.

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

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU will allow for the option to perform a qualitative assessment that may allow companies to forego the annual two-step impairment test for goodwill. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company will not elect early adoption of this ASU.

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. This ASU requires enhanced disclosures for multiemployer pension plan and is effective for annual periods ending after December 15, 2011. The Company does not expect the provisions of this ASU to have any disclosure impact.

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

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the nine months ended September 30, 2011 by reporting segment. “PTE,” “PTSB,” “VSP,” and “GA” represent the Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket reporting segments, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2010	$11	$7	$1	$3	$2	$24
Provisions	—	1	—	1	—	2
Reversals	—	—	—	(1)	—	(1)
Payments	(1)	(2)	(1)	(1)	(1)	(6)

Balance at March 31, 2011	10	6	—	2	1	19
Provisions	2	1	—	—	—	3
Reversals	(3)	—	—	—	—	(3)
Payments	(5)	(2)	—	(1)	—	(8)

Balance at June 30, 2011	4	5	—	1	1	11
Provisions	1	—	2	—	—	3
Payments	(2)	(1)	(2)	—	—	(5)

Balance at September 30, 2011	$3	$4	$—	$1	$1	$9

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the nine months ended September 30, 2011. As the table indicates, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)

Balance at December 31, 2010	$24	$—	$24
Provisions	1	1	2
Reversals	(1)	—	(1)
Payments	(5)	(1)	(6)

Balance at March 31, 2011	19	—	19
Provisions	1	2	3
Reversals	(3)	—	(3)
Payments	(6)	(2)	(8)

Balance at June 30, 2011	11	—	11
Provisions	2	1	3
Payments	(4)	(1)	(5)

Balance at September 30, 2011	$9	$—	$9

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, previously recorded liabilities of $4 million were reversed during the nine months ended September 30, 2011. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

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

The following table provides a quarterly summary of the Company’s Restructuring 2009 liabilities and related activity as of and for the nine months ended September 30, 2011 by reporting segment:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2010	$8	$7	$1	$2	$—	$18
Provisions	—	1	—	—	—	1
Reversals	—	—	—	(1)	—	(1)
Payments	(1)	(2)	(1)	—	—	(4)

Balance at March 31, 2011	7	6	—	1	—	14
Provisions	1	1	—	—	—	2
Reversals	(3)	—	—	—	—	(3)
Payments	(3)	(2)	—	(1)	—	(6)

Balance at June 30, 2011	2	5	—	—	—	7
Provisions	1	—	—	—	—	1
Payments	(1)	(1)	—	—	—	(2)

Balance at September 30, 2011	$2	$4	$—	$—	$—	$6

The following table provides a quarterly summary of the Company’s Restructuring 2009 liabilities and related activity for each type of exit cost as of and for the nine months ended September 30, 2011. As the table indicates, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)

Balance at December 31, 2010	$18	$—	$18
Provisions	1	—	1
Reversals	(1)	—	(1)
Payments	(4)	—	(4)

Balance at March 31, 2011	14	—	14
Provisions	1	1	2
Reversals	(3)	—	(3)
Payments	(5)	(1)	(6)

Balance at June 30, 2011	7	—	7
Provisions	—	1	1
Payments	(1)	(1)	(2)

Balance at September 30, 2011	$6	$—	$6

The Company has incurred total expenses of $157 million since the inception of this program, of which $148 million were employee costs and $9 million were facility closure costs. The Company does not expect to incur any additional costs under the Restructuring 2009 Program. Cumulative net charges related to Restructuring 2009 are as follows (in millions of dollars):

Total Incurred Costs

Powertrain Energy	$46
Powertrain Sealing and Bearings	60
Vehicle Safety and Protection	34
Global Aftermarket	11
Corporate	6

$157

Other Restructuring Activities

During the three and nine months ended September 30, 2011, the Company recorded $2 million and $4 million, respectively, in net restructuring expenses outside of Restructuring 2009, of which $2 million related to employee costs for the three months ended September 30, 2011 and $2 million relates to each of employee costs and facility closure costs for the nine months ended September 30, 2011.

3.	OTHER (EXPENSE) INCOME, NET

The specific components of “Other (expense) income, net” are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of Dollars)

Foreign currency exchange	$(1)	$(1)	$(6)	$(23)
Accounts receivable discount expense	(2)	(3)	(7)	(5)
Adjustment of assets to fair value	—	1	(3)	(7)
Other	(3)	4	(1)	13

	$(6)	$1	$(17)	$(22)

Foreign currency exchange: The Company recognized $1 million and $6 million in foreign currency exchange losses during the three and nine months ended September 30, 2011. This was due to unfavorable foreign currency volatility in regions where the transactional currency differs from the functional currency.

The Company recognized $1 million and $23 million in foreign currency exchange losses during the three and nine months ended September 30, 2010.

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

The remaining Venezuelan cash balance of $12 million as of September 30, 2011 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.

Adjustment of assets to fair value: The Company recorded $3 million in impairment charges during the second quarter of 2011, of which $2 million related to the establishment of an asset retirement obligation (see Note 5) for a Powertrain Energy (“PTE”) facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was impaired. The remaining $1 million in impairment charges recorded during the second quarter of 2011 was made up of immaterial fixed assets impairments at several Company facilities.

The Company’s reassessment of an asset retirement obligation at a Global Aftermarket facility was $1 million less than the Company’s previous assessment based upon revised information. This resulted in the reversal of the excess accrual of $1 million through impairment during the third quarter of 2010, where the offset to such liability was originally recorded.

The PTE reporting segment recorded $4 million in impairment charges during the second quarter of 2010, of which $3 million related to one PTE operating facility. The remaining $1 million in impairment charges recorded during the second quarter of 2010 was made up of immaterial fixed assets impairments at several PTE facilities.

The Company recorded $4 million in impairment charges during the first quarter of 2010 related to the identification of equipment at a Vehicle Safety and Protection (“VSP”) operating facility that were no longer being used and were written off.

4.	FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. As of September 30, 2011 and December 31, 2010, unrealized net losses of $53 million and $70 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of September 30, 2011, losses of $36 million are expected to be reclassified from “Accumulated other comprehensive loss” to consolidated statement of operations within the next 12 months.

These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s term loans and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $4 million, $6 million, $7 million and $2 million for years 2012 – 2015, the term of the Company’s Debt Facilities.

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

The Company had commodity price hedge contracts outstanding with combined notional values of $133 million and $50 million at September 30, 2011 and December 31, 2010, respectively, of which substantially all mature within one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net losses of $23 million were recorded in “Accumulated other comprehensive loss” as of September 30, 2011. Unrealized net gains of $12 million were recorded in “Accumulated other comprehensive loss” as of December, 31, 2010.

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

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. The Company had notional values of $38 million and $20 million of foreign currency hedge contracts outstanding at September 30, 2011 and December 31, 2010, respectively, of which substantially all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $3 million were recorded in “Accumulated other comprehensive loss” as of September 30, 2011. Immaterial unrealized net losses were recorded in “Accumulated other comprehensive loss” as of December 31, 2010.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of the Company’s direct sales during the nine months ended September 30, 2011. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives

	Balance Sheet Location	September 30 2011	December 31 2010	Balance Sheet Location	September 30 2011	December 31 2010
			(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(36)	$(37)
				Other noncurrent liabilities	(17)	(33)
Commodity contracts	Other current assets	—	13	Other current liabilities	(24)	(1)
Foreign currency contracts	Other current liabilities	3	—		—	—

		$3	$13		$(77)	$(71)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended September 30, 2011:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		(Millions of Dollars)

Interest rate swap contracts	$(2)	Interest expense, net	$(10)		$—

Commodity contracts	(21)	Cost of products sold	2	Other (expense) income, net	(1)
Foreign currency contracts	4	Cost of products sold	—		—

	$(19)		$(8)		$(1)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended September 30, 2010:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		(Millions of Dollars)

Interest rate swap contracts	$(17)	Interest expense, net	$(10)		$—

Commodity contracts	9	Cost of products sold	2	Other (expense) income, net	1
Foreign currency contracts	(1)		—		—

	$(9)		$(8)		$1

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2011:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
		(Millions of Dollars)

Interest rate swap contracts	$(12)	Interest expense, net	$(29)		$—

Commodity contracts	(26)	Cost of products sold	8	Other (expense) income, net	(1)
Foreign currency contracts	2	Cost of products sold	(1)		—

	$(36)		$(22)		$(1)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2010:

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at September 30, 2011 and December 31, 2010 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
September 30, 2011:
Interest rate swap contracts	$(53)	$(53)	C
Commodity contracts	(24)	(24)	C
Foreign currency contracts	3	3	C
December 31, 2010:
Interest rate swap contracts	$(70)	$(70)	C
Commodity contracts	12	12	C

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

Assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011 are set forth in the table below:

	Asset			Valuation
	(Liability)	Level 3	(Loss)	Technique
	(Millions of Dollars)
September 30, 2011:
Property, plant and equipment	$6	$6	$(3)	C
Asset retirement obligation	(2)	(2)	—	C

Property, plant and equipment with a carrying value of $9 million were written down to their fair value of $6 million, resulting in an impairment charge of $3 million, which was recorded within “Other (expense) income, net” for the nine months ended September 30, 2011. The Company determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with the Company’s goodwill fair value measurements.

An asset retirement obligation of $2 million was recorded during the nine months ended September 30, 2011. The fair value of this liability was determined with the assistance of an outside third party specialist.

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at September 30, 2011 and December 31, 2010. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	September 30 2011	December 31 2010

	(Millions of Dollars)

Raw materials	$175	$178
Work-in-process	148	131
Finished products	768	624

	1,091	933
Inventory valuation allowance	(88)	(86)

	$1,003	$847

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2011 and December 31, 2010, goodwill and other intangible assets consist of the following:

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Definite-Lived Intangible Assets:
Customer relationships	$542	$(171)	$371	$543	$(143)	$400
Developed technology	115	(39)	76	115	(31)	84

	$657	$(210)	$447	$658	$(174)	$484

Goodwill and Indefinite-Lived Intangible Assets:
Goodwill			$1,110			$1,117
Trademarks and brand names			314			314

			$1,424			$1,431

During both of the three month periods ended September 30, 2011 and 2010, the Company recorded amortization expense of $12 million associated with definite-lived intangible assets. During the nine months ended September 30, 2011 and 2010, the Company recorded amortization expense of $36 million and $37 million, respectively, associated with definite-lived intangible assets. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

The following is a quarterly summary of the Company’s goodwill and other intangible assets (net) as of and for the nine months ended September 30, 2011:

	Goodwill	Other Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)
	(Millions of Dollars)

Balance at January 1, 2011	$1,117	$314	$484
Tax adjustment	(6)	—	—
Amortization expense	—	—	(12)
Foreign currency	1	—	—

Balance at March 31, 2011	1,112	314	472
Amortization expense	—	—	(12)

Balance at June 30, 2011	1,112	314	460
Amortization expense	—	—	(12)
Foreign currency	(2)	—	(1)

Balance at September 30, 2011	$1,110	$314	$447

During the first quarter of 2011, the Company corrected $6 million of tax adjustments that were improperly recorded to goodwill.

8.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $227 million and $210 million at September 30, 2011 and December 31, 2010, respectively. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of Dollars)

Equity earnings of non-consolidated affiliates	$7	$6	$27	$24
Cash dividends received from non-consolidated affiliates	14	3	14	27

The following table presents selected aggregated financial information of the non-consolidated affiliates:

	Nine Months Ended September 30
	2011	2010
	(Millions of Dollars)

Net sales	$556	$453
Net income	67	58

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2011, the total amount of the contingent guarantee, were all triggering events to occur, approximated $62 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

9.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30 2011	December 31 2010

	(Millions of Dollars)

Accrued compensation	$188	$190
Accrued rebates	98	123
Non-income taxes payable	37	23
Accrued income taxes	30	28
Accrued product returns	24	23
Accrued professional services	15	13
Restructuring liabilities	9	24
Accrued warranty	3	3
Other	1	1

	$405	$428

10.	DEBT

On December 27, 2007, the Company entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first nine months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $4 million, $6 million, $7 million and $2 million for years 2012 – 2015, the term of the Company’s Debt Facilities.

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

The Debt Facilities were initially negotiated and agreement was reached on the majority of significant terms in early 2007. Between the time the terms were agreed in early 2007 and December 27, 2007, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Debt Facilities. This estimated fair value was recorded within the fresh-start reporting, and is being amortized as interest expense over the terms of each of the underlying components of the Debt Facilities. During both the three and nine months ended September 30, 2011 and 2010, the Company recognized $6 million and $17 million, respectively, in interest expense associated with the amortization of this fair value adjustment.

Debt consists of the following:

	September 30 2011	December 31 2010

	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,886	1,901
Tranche C term loan	963	970
Debt discount	(80)	(97)
Other debt, primarily foreign instruments	65	51

	2,834	2,825
Less: short-term debt, including current maturities of long-term debt	(90)	(73)

Total long-term debt	$2,744	$2,752

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

The revolving credit facility has an available borrowing base of $540 million and $528 million as of September 30, 2011 and December 31, 2010, respectively. The Company had $41 million and $43 million of letters of credit outstanding at September 30, 2011 and December 31, 2010, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

As of September 30, 2011 and December 31, 2010, the estimated fair values of the Company’s Debt Facilities were $2,603 million and $2,701 million, respectively. The estimated fair values were $166 million lower at September 30, 2011 and $73 million lower at December 31, 2010 than their respective carrying values. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of September 30, 2011 and December 31, 2010. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

11.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world. Components of net periodic benefit cost (credit) for the three months ended September 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
	(Millions of Dollars)
Service cost	$5	$5	$2	$2	$—	$—
Interest cost	15	15	5	4	5	5
Expected return on plan assets	(14)	(13)	(1)	(1)	—	—
Amortization of actuarial loss	6	7	—	—	—	—
Amortization of prior service credit	—	—	—	—	(4)	(4)
OPEB curtailment gains	—	—	—	—	—	(24)

Net periodic benefit cost (credit)	$12	$14	$6	$5	$1	$(23)

Components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
	(Millions of Dollars)
Service cost	$15	$16	$6	$6	$—	$—
Interest cost	44	45	14	12	15	17
Expected return on plan assets	(42)	(37)	(3)	(3)	—	—
Amortization of actuarial loss	18	19	—	—	—	—
Amortization of prior service credit	—	—	—	—	(12)	(7)
OPEB curtailment gains	—	—	—	—	—	(28)

Net periodic benefit cost (credit)	$35	$43	$17	$15	$3	$(18)

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan which eliminated Other Postemployment Benefits (“OPEB”) for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Given that this event eliminated the accrual of defined benefits for a significant number of active participants, the Company re-measured its OPEB obligation. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $162 million prior service credit in accumulated other comprehensive income (“AOCI”). The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $4 million curtailment gain which was recognized in the consolidated statements of operations during the second quarter of 2010. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.

On July 23, 2010, in contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the union offered up the elimination of its retiree medical benefits, which was accepted by the Company with no other change in retiree benefits in return. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $2 million prior service credit in AOCI. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $24 million curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2010.

12.	INCOME TAXES

Income Taxes

For the nine months ended September 30, 2011, the Company recorded income tax expense of $40 million on income before income taxes of $194 million. This compares to income tax expense of $18 million on income before income taxes of $138 million in the same period of 2010. The income tax expense for the nine months ended September 30, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, tax refund from prior years, release of uncertain tax positions due to audit settlement, the impact of tax law changes enacted in international jurisdictions, and a tax benefit recorded in continuing operations pursuant to an exception to the intraperiod tax allocation rules, partially offset by pre-tax losses with no tax benefits. The income tax expense for the nine months ended September 30, 2010 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and the reversal of a valuation allowance against net deferred assets of a subsidiary, partially offset by pre-tax losses with no tax benefits.

The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relates to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $349 million within the next 12 months due to audit settlements or statute expirations, of which approximately $55 million, if recognized, could impact the effective tax rate.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that existing valuation allowances in certain jurisdictions of up to $230 million as of September 30, 2011 could be released within the next 12 months. If releases of such valuation allowances occur, it may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

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

Total environmental liabilities, determined on an undiscounted basis, were $17 million and $19 million at September 30, 2011 and December 31, 2010, respectively, and are included in the consolidated balance sheets as follows:

	September 30 2011	December 31 2010
	(Millions of Dollars)

Other current liabilities	$4	$5
Other accrued liabilities (noncurrent)	13	14

	$17	$19

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At September 30, 2011, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $44 million.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. ARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $25 million at September 30, 2011 and December 31, 2010, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both ARO and impairment issues.

Liabilities for ARO are included in the consolidated balance sheets as follows:

	September 30 2011	December 31 2010
	(Millions of Dollars)

Other current liabilities	$1	$9
Other accrued liabilities (noncurrent)	24	16

	$25	$25

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

14.	COMPREHENSIVE (LOSS) INCOME

The Company’s comprehensive (loss) income consists of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of Dollars)

Net income attributable to Federal-Mogul	$34	$53	$150	$116

Foreign currency translation adjustments and other	(169)	140	(63)	17

Hedge instruments	(12)	(2)	(15)	(29)
Income taxes	(3)	—	(3)	—

Hedge instruments, net of tax	(15)	(2)	(18)	(29)

Postemployment benefits	2	(29)	6	116
Income taxes	(3)	—	(3)	—

Postemployment benefits, net of tax	(1)	(29)	3	116

	$(151)	$162	$72	$220

15.	WARRANTS

On December 27, 2007, the Company issued 6,951,871 warrants to purchase common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of September 30, 2011.

16.	STOCK-BASED COMPENSATION

CEO Stock-Based Compensation Agreement

On March 23, 2010, the Company entered into the Second Amended and Restated Employment Agreement, which extended José Maria Alapont’s employment with the Company for three years. Also on March 23, 2010, the Company amended and restated the Stock Option Agreement by and between the Company and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from a stock option exercise to the Company for cash. The Restated Stock Option Agreement provides for pay out of any exercise of Mr. Alapont’s stock options in stock or, at the election of the Company, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature, however the accounting impact associated with this modification is that the options are now considered an equity award as of March 23, 2010. The Company revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from “Other accrued liabilities” to “Additional paid-in capital” due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these options will be recognized. These options had intrinsic values of zero and $5 million as of September 30, 2011 and December 31, 2010, respectively. These options expire on December 27, 2014. None of the four million stock options have been exercised or forfeited as of September 30, 2011.

The Company revalued Mr. Alapont’s Deferred Compensation Agreement, which was also amended and restated on March 23, 2010, resulting in a revised fair value of $8 million at September 30, 2011. The amended and restated agreement included no changes that impacted the accounting for this agreement. Since the revised and restated agreement continue to provide for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of September 30, 2011 and through its eventual payout. The amount of the payout shall be equal to approximately $10 million (500,000 shares of stock multiplied by the March 23, 2010 stock price of $19.46), offset by 75% of the intrinsic value of any exercise by Mr. Alapont of two million of the options noted above (“options connected to deferred compensation”). During the three months ended September 30, 2011 and 2010, the Company recognized $2 million in expense and immaterial income, respectively, associated with Mr. Alapont’s Deferred Compensation Agreement. During the nine months ended September 30, 2011, the Company recognized $1 million in expense associated with Mr. Alapont’s Deferred Compensation Agreement. During the nine months ended September 30, 2010, the Company recognized $7 million in expense associated with Mr. Alapont’s stock options and Deferred Compensation Agreement. The Deferred Compensation Agreement had intrinsic values of $10 million and $8 million as of September 30, 2011 and December 31, 2010, respectively. The December 31, 2010 intrinsic value of $8 million is derived under the assumption that the two million options connected to deferred compensation were exercised as of that date because the market price of the Company’s common shares was greater than the exercise price of the options on December 31, 2010.

The September 30, 2011 deferred compensation fair value was estimated using the Monte Carlo valuation model with the following assumptions:

Exercise price	N/A
Expected volatility	65%
Expected dividend yield	0%
Risk-free rate over the estimated expected option life	0.21%
Expected life (in years)	1.62

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

Stock Appreciation Rights

A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the nine months ended September 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Life	Value
	(Thousands)		(Years)	(Millions)

Outstanding at January 1, 2011	401	$17.16
Granted	1,039	21.03
Exercised	(11)	19.14
Forfeited	(5)	19.61

Outstanding at March 31, 2011	1,424	$19.96	4.6	$7
Granted	4	21.03
Exercised	(22)	19.74
Forfeited	(3)	19.78

Outstanding at June 30, 2011	1,403	$19.97	4.5	$4
Forfeited	(1)	20.15

Outstanding at September 30, 2011	1,402	$19.97	4.2	$—

Exercisable at September 30, 2011	358	$19.74	4.2	$—

In February 2011 and 2010, the Company granted approximately 1,039,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company valued the 2011 SARs and the 2010 SARs at September 30, 2011 resulting in fair values of $5 million and $2 million, respectively. The Company recognized SARs income of $2 million and $1 million for the three and nine months ended September 30, 2011, respectively. SARs expense for the three and nine months ended September 30, 2010 was immaterial and $1 million, respectively.

The September 30, 2011 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	2011 SARs	2010 SARs
Exercise price	$21.03	$17.16
Expected volatility	65%	65%
Expected dividend yield	0%	0%
Risk-free rate over the estimated expected life	0.37%	0.26%
Expected life (in years)	2.72	2.00

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

17.	INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of Dollars, Except Per Share Amounts)

Net income attributable to Federal-Mogul shareholders	$34	$53	$150	$116

Weighted average shares outstanding, basic (in millions)	98.9	98.9	98.9	98.9

Incremental shares on assumed conversion of stock options (in millions)	—	—	0.4	—

Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.5	0.5	0.3	0.5

Weighted average shares outstanding, including dilutive shares (in millions)	99.4	99.4	99.6	99.4

Net income per share attributable to Federal-Mogul:
Basic	$0.34	$0.54	$1.52	$1.17
Diluted	$0.34	$0.53	$1.51	$1.17

Warrants to purchase 6,951,871 common shares were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 because the exercise price was greater than the average market price of the Company’s common shares during these periods. Options to purchase 4,000,000 common shares were not included in the computation of diluted earnings per share for the three months ended September 30, 2011 and for the three and nine months ended September 30, 2010 because the exercise price was greater than the average market price of the Company’s common shares during these periods.

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

Net sales, cost of products sold and gross margin information by reporting segment are as follows:

	Three Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Margin
	2011	2010	2011	2010	2011	2010
	(Millions of Dollars)

Powertrain Energy	$583	$469	$509	$415	$74	$54
Powertrain Sealing and Bearings	312	271	279	245	33	26
Vehicle Safety and Protection	259	231	201	172	58	59
Global Aftermarket	578	573	477	472	101	101
Corporate	—	—	3	2	(3)	(2)

	$1,732	$1,544	$1,469	$1,306	$263	$238

	Nine Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Margin
	2011	2010	2011	2010	2011	2010
	(Millions of Dollars)

Powertrain Energy	$1,751	$1,359	$1,526	$1,192	$225	$167
Powertrain Sealing and Bearings	965	820	855	736	110	84
Vehicle Safety and Protection	773	693	591	509	182	184
Global Aftermarket	1,767	1,759	1,437	1,425	330	334
Corporate	—	—	6	3	(6)	(3)

	$5,256	$4,631	$4,415	$3,865	$841	$766

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to net income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
	(Millions of Dollars)		(Millions of Dollars)
Powertrain Energy	$81	$66	$250	$207
Powertrain Sealing and Bearings	34	24	95	76
Vehicle Safety and Protection	48	56	155	173
Global Aftermarket	58	65	200	224
Corporate	(55)	(47)	(156)	(179)

Total Operational EBITDA	166	164	544	501

Depreciation and amortization	(73)	(82)	(212)	(244)
Interest expense, net	(32)	(32)	(95)	(98)
Expense associated with U.S. based funded pension plans	(11)	(13)	(33)	(39)
Restructuring expense, net	(3)	(1)	(4)	(7)
Adjustment of assets to fair value	—	1	(3)	(7)
OPEB curtailment gain	—	24	—	28
Income tax expense	(9)	(6)	(40)	(18)
Other	(2)	(1)	(3)	4

Net income	$36	$54	$154	$120

Total assets by reporting segment are as follows:

	September 30 2011	December 31 2010
	(Millions of Dollars)

Powertrain Energy	$1,982	$1,813
Powertrain Sealing and Bearings	953	856
Vehicle Safety and Protection	1,614	1,578
Global Aftermarket	1,983	1,908
Corporate	901	1,141

	$7,433	$7,296

19. SUBSEQUENT EVENT

In October 2011, operations at the Company’s Vehicle Safety and Protection manufacturing facility in Thailand have temporarily ceased due to flooding. It is currently uncertain when production can be resumed and the extent of the property loss, however, the Company maintains insurance for such events.

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

Overview

Federal-Mogul Corporation is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers and servicers (“OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. During the nine months ended September 30, 2011, the Company derived 66% of its sales from the OE market and 34% from the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the nine months ended September 30, 2011, the Company derived 36% of its sales in the United States and 64% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. Customers continue to demand periodic cost reductions that require the Company to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. Management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy for sustainable global profitable growth.

For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report.

Results of Operations

Consolidated Results – Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

Net sales by reporting segment are:

	Three Months Ended September 30
	2011	2010
	(Millions of Dollars)

Powertrain Energy	$583	$469
Powertrain Sealing and Bearings	312	271
Vehicle Safety and Protection	259	231
Global Aftermarket	578	573

	$1,732	$1,544

The percentage of net sales by group and region for the three months ended September 30, 2011 and 2010 are listed below. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2011
United States and Canada	22%	32%	32%	60%	38%
Europe	56%	51%	42%	23%	42%
Rest of World	22%	17%	26%	17%	20%
2010
United States and Canada	23%	36%	32%	64%	42%
Europe	56%	48%	44%	22%	40%
Rest of World	21%	16%	24%	14%	18%

Cost of products sold by reporting segment is:

	Three Months Ended September 30
	2011	2010
	(Millions of Dollars)

Powertrain Energy	$509	$415
Powertrain Sealing and Bearings	279	245
Vehicle Safety and Protection	201	172
Global Aftermarket	477	472
Corporate	3	2

	$1,469	$1,306

Gross margin by reporting segment is:

	Three Months Ended September 30
	2011	2010
	(Millions of Dollars)

Powertrain Energy	$74	$54
Powertrain Sealing and Bearings	33	26
Vehicle Safety and Protection	58	59
Global Aftermarket	101	101
Corporate	(3)	(2)

	$263	$238

Net sales increased by $188 million, or 12%, to $1,732 million for the third quarter of 2011 from $1,544 million in the same period of 2010. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $70 million.

In general, light and commercial vehicle OE production increased in most regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $118 million. Aftermarket sales decreased by $13 million due to sales decreases in North America, partially offset by sales increases in all other regions. Net customer price increases were $13 million.

Cost of products sold increased by $163 million to $1,469 million for the third quarter of 2011 compared to $1,306 million in the same period of 2010. The impact of the relative weakness of the U.S. dollar increased cost of products sold by $57 million. Manufacturing, labor and variable overhead costs increased by $104 million as a direct consequence of the higher production volumes. Additional increases were increased materials and services sourcing costs of $8 million and unfavorable productivity, net of labor and benefits inflation, of $5 million. These increases were partially offset by decreased depreciation of $11 million.

Gross margin increased by $25 million to $263 million, or 15.2% of sales, for the third quarter of 2011 compared to $238 million, or 15.4% of sales, in the same period of 2010. This increase was due to currency movements of $13 million, customer price increases of $13 million, decreased depreciation of $11 million and gross margin impact of sales volume/mix of $1 million, partially offset by increased materials and services sourcing costs of $8 million and unfavorable productivity, net of benefits and labor inflation, of $5 million.

Reporting Segment Results – Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains or losses.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended September 30, 2010	$469	$271	$231	$573	$—	$1,544
Sales volumes	79	22	17	(13)	—	105
Customer pricing	7	5	(2)	3	—	13
Foreign currency	28	14	13	15	—	70

Three months ended September 30, 2011	$583	$312	$259	$578	$—	$1,732

	PTE	PTSB	VSP	GA	Corporate	Total
Cost of Products Sold
Three months ended September 30, 2010	$415	$245	$172	$472	$2	$1,306
Sales volumes / mix	60	24	17	3	—	104
Productivity, net of inflation	6	—	(1)	(2)	2	5
Materials and services sourcing	7	1	8	(7)	(1)	8
Depreciation	(3)	(3)	(5)	—	—	(11)
Foreign currency	24	12	10	11	—	57

Three months ended September 30, 2011	$509	$279	$201	$477	$3	$1,469

	PTE	PTSB	VSP	GA	Corporate	Total
Gross Margin
Three months ended September 30, 2010	$54	$26	$59	$101	$(2)	$238
Sales volumes / mix	19	(2)	—	(16)	—	1
Customer pricing	7	5	(2)	3	—	13
Productivity, net of inflation	(6)	—	1	2	(2)	(5)
Materials and services sourcing	(7)	(1)	(8)	7	1	(8)
Depreciation	3	3	5	—	—	11
Foreign currency	4	2	3	4	—	13

Three months ended September 30, 2011	$74	$33	$58	$101	$(3)	$263

	PTE	PTSB	VSP	GA	Corporate	Total
Operational EBITDA
Three months ended September 30, 2010	$66	$24	$56	$65	$(47)	$164
Sales volumes / mix	19	(2)	—	(16)	—	1
Customer pricing	7	5	(2)	3	—	13
Productivity – Cost of products sold	(6)	—	1	2	(2)	(5)
Productivity – SG&A	(1)	2	(1)	(3)	(3)	(6)
Productivity – Other	—	1	1	1	—	3
Sourcing – Cost of products sold	(7)	(1)	(8)	7	1	(8)
Sourcing – SG&A	—	—	—	—	1	1
Sourcing – Other	—	—	—	—	(2)	(2)
Stock-based compensation expense	—	—	—	—	(1)	(1)
Foreign currency	6	6	2	—	(2)	12
Other	(3)	(1)	(1)	(1)	—	(6)

Three months ended September 30, 2011	$81	$34	$48	$58	$(55)	$166

Depreciation and amortization						(73)
Interest expense, net						(32)
Expense associated with U.S. based funded pension plans						(11)
Restructuring expense, net						(3)
Income tax expense						(9)
Other						(2)

Net income						$36

Powertrain Energy

Sales increased by $114 million, or 24%, to $583 million for the third quarter of 2011 from $469 million in the same period of 2010. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements increased reported sales by $28 million. Sales volumes increased by $79 million due to OE production volume increases and market share gains in all regions. Customer pricing increased sales by $7 million.

Cost of products sold increased by $94 million to $509 million for the third quarter of 2011 compared to $415 million in the same period of 2010. This increase was due to a $60 million increase directly associated with improved sales volume, currency movements of $24 million, increased materials and services sourcing costs of $7 million and unfavorable productivity, net of labor and benefits inflation, of $6 million, partially offset by a decrease in depreciation of $3 million.

Gross margin increased by $20 million to $74 million, or 12.7% of sales, for the third quarter of 2011 compared to $54 million, or 11.5% of sales, for the third quarter of 2010. The favorable impact of increased sales volumes contributed to a $19 million increase in gross margin. Other factors contributing to the improved margin were customer price increases of $7 million, currency movements of $4 million and decreased depreciation of $3 million. These increases were partially offset by increased materials and services sourcing costs of $7 million and unfavorable productivity, net of labor and benefits inflation, of $6 million.

Operational EBITDA increased by $15 million to $81 million for the third quarter of 2011 from $66 million in the same period of 2010. The impact of increased sales volumes of $19 million, customer price increases of $7 million and currency movements of $6 million were partially offset by unfavorable productivity, net of labor and benefits inflation, of $7 million, increased materials and services sourcing costs of $7 million and other decreases of $3 million.

Powertrain Sealing and Bearings

Sales increased by $41 million, or 15%, to $312 million for the third quarter of 2011 from $271 million in the same period of 2010. PTSB generates approximately 70% of its revenue outside the United States and the resulting currency movements increased reported sales by $14 million. Sales volumes increased by $22 million due to OE production volume increases and market share gains in all regions. Customer pricing increased sales by $5 million.

Cost of products sold increased by $34 million to $279 million for the third quarter of 2011 compared to $245 million in the same period of 2010. This was due to a $24 million increase directly associated with sales volume/mix, currency movements of $12 million and increased materials and services sourcing costs of $1 million, partially offset by decreased depreciation of $3 million.

Gross margin increased by $7 million to $33 million, or 10.6% of sales, for the third quarter of 2011 compared to $26 million, or 9.6% of sales, for the third quarter of 2010. This increase was due to customer price increases of $5 million, decreased depreciation of $3 million and currency movements of $2 million, partially offset by unfavorable sales mix contributing to a decreased gross margin of $2 million and increased materials and services sourcing costs of $1 million.

Operational EBITDA increased by $10 million to $34 million for the third quarter of 2011 from $24 million in the same period of 2010. This was due to currency movements of $6 million, customer price increases of $5 million, and favorable productivity in excess of labor and benefits inflation of $3 million, partially offset by unfavorable sales mix of $2 million, other decreases of $1 million and increased materials and services sourcing costs of $1 million.

Vehicle Safety and Protection

Sales increased by $28 million, or 12%, to $259 million for the third quarter of 2011 from $231 million in the same period of 2010. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements increased reported sales by $13 million. Sales volumes rose by $17 million due to increased OE production and market share gains in all regions. Continued customer pricing pressure reduced sales by $2 million.

Cost of products sold increased by $29 million to $201 million for the third quarter of 2011 compared to $172 million in the same period of 2010. This was due to a $17 million increase directly associated with sales volume/mix, currency movements of $10 million, and increased materials and services sourcing costs of $8 million, partially offset by decreased depreciation of $5 million and favorable productivity in excess of labor and benefits inflation of $1 million.

Gross margin decreased by $1 million to $58 million, or 22.4% of sales, for the third quarter of 2011 compared to $59 million, or 25.5% of sales, for the third quarter of 2010. This decrease was due to increased materials and services sourcing costs of $8 million and customer price decreases of $2 million, partially offset by decreased depreciation of $5 million, currency movements of $3 million, and favorable productivity in excess of labor and benefits inflation of $1 million.

Operational EBITDA decreased by $8 million to $48 million for the third quarter of 2011 from $56 million in the same period of 2010. This decrease was due to increased materials services sourcing costs of $8 million, customer price decreases of $2 million and other decreases of $1 million, partially offset by currency movements of $2 million and favorable productivity in excess of labor and benefits inflation of $1 million.

Global Aftermarket

Sales increased by $5 million, or 1%, to $578 million for the third quarter of 2011, from $573 million in the same period of 2010. This increase was due to currency movements of $15 million and favorable customer pricing of $3 million, offset by lower sales volumes of $13 million.

Cost of products sold increased by $5 million to $477 million for the third quarter of 2011 compared to $472 million in the same period of 2010. This increase was due to currency movements of $11 million and a $3 million increase directly associated with unfavorable sales mix, partially offset by decreased materials and services sourcing costs of $7 million and favorable productivity in excess of labor and benefits inflation of $2 million.

Gross margin was $101 million, or 17.5% of sales, for the third quarter of 2011 compared to $101 million, or 17.6% of sales, in the same period of 2010. This was due to improved materials and services sourcing of $7 million, customer price increases of $3 million, currency movements of $4 million and favorable productivity in excess of labor and benefits inflation of $2 million, offset by lower sales volume and unfavorable sales mix, which decreased gross margin by $16 million.

Operational EBITDA decreased by $7 million to $58 million for the third quarter of 2011 from $65 million in the same period of 2010. This decrease was due to lower sales volume and unfavorable sales mix, which decreased gross margin by $16 million, and currency movements of $1 million, partially offset by customer price increases of $3 million and decreased materials and services sourcing costs of $7 million.

Corporate

Operational EBITDA decreased by $8 million to $(55) million for the third quarter of 2011 compared to $(47) million in the same period of 2010. This was due to increased costs, net of labor and benefits inflation, of $5 million, currency movements of $2 million and increased stock-based compensation expense of $1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $172 million, or 9.9% of net sales, for the third quarter of 2011 as compared to $164 million, or 10.6% of net sales, for the same quarter of 2010. This $8 million increase was due to currency movements of $6 million, increased costs, net of labor and benefits inflation, of $6 million and increased stock-based compensation expense of $1 million, partially offset by lower pension and other postemployment benefits expense of $3 million, materials and services sourcing savings of $1 million and reduced depreciation expense of $1 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $42 million for the third quarter of 2011 compared with $39 million for the same period in 2010. As a percentage of OE sales, R&D was 3.6% and 4.0% for the quarters ended September 30, 2011 and 2010, respectively.

OPEB Curtailment Gains

On July 23, 2010, in contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the union offered up the elimination of its retiree medical benefits, which was accepted by the Company with no other change in retiree benefits in return. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $2 million prior service credit in accumulated other comprehensive income (“AOCI”). The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $24 million curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2010.

Interest Expense, Net

Net interest expense was $32 million in both the third quarter of 2011 and 2010.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended September 30, 2011:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of dollars)

Balance at June 30, 2011	$4	$5	$—	$1	$1	$11
Provisions	1	—	2	—	—	3
Payments	(2)	(1)	(2)	—	—	(5)

Balance at September 30, 2011	$3	$4	$—	$1	$1	$9

Other (Expense) Income, Net

Other (expense) income, net was $(6) million in the third quarter of 2011 compared to $1 million for the third quarter of 2010.

Income Taxes

For the three months ended September 30, 2011, the Company recorded income tax expense of $9 million on income before income taxes of $45 million. This compares to income tax expense of $6 million on income before income taxes of $60 million in the same period of 2010. The income tax expense for the three months ended September 30, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, tax refund from prior years, the impact of tax law changes enacted in international jurisdictions, and a tax benefit recorded in continuing operations pursuant to an exception to the intraperiod tax allocation rules, partially offset by pre-tax losses with no tax benefits. The income tax expense for the three months ended September 30, 2010 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and the reversal of a valuation allowance against net deferred assets of a subsidiary, partially offset by pre-tax losses with no tax benefits.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that existing valuation allowances in certain jurisdictions of up to $230 million as of September 30, 2011 could be released within the next 12 months. If releases of such valuation allowances occur, it may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

Consolidated Results – Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

Net sales by reporting segment are:

	Nine Months Ended September 30
	2011	2010
	(Millions of Dollars)
Powertrain Energy	$1,751	$1,359
Powertrain Sealing and Bearings	965	820
Vehicle Safety and Protection	773	693
Global Aftermarket	1,767	1,759

	$5,256	$4,631

The percentage of net sales by group and region for the nine months ended September 30, 2011 and 2010 are as follows:

	PTE	PTSB	VSP	GA	Total
2011
United States and Canada	22%	32%	31%	61%	38%
Europe	58%	52%	46%	23%	44%
Rest of World	20%	16%	23%	16%	18%

2010
United States and Canada	22%	35%	30%	65%	42%
Europe	58%	50%	48%	21%	41%
Rest of World	20%	15%	22%	14%	17%

Cost of products sold by reporting segment is:

	Nine Months Ended September 30
	2011	2010
	(Millions of Dollars)
Powertrain Energy	$1,526	$1,192
Powertrain Sealing and Bearings	855	736
Vehicle Safety and Protection	591	509
Global Aftermarket	1,437	1,425
Corporate	6	3

	$4,415	$3,865

Gross margin by reporting segment is:

	Nine Months Ended September 30
	2011	2010
	(Millions of Dollars)
Powertrain Energy	$225	$167
Powertrain Sealing and Bearings	110	84
Vehicle Safety and Protection	182	184
Global Aftermarket	330	334
Corporate	(6)	(3)

	$841	$766

Net sales increased by $625 million, or 13%, to $5,256 million for the nine months ended September 30, 2011 from $4,631 million in the same period of 2010. The impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $176 million.

In general, light and commercial vehicle OE production increased in all regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $448 million. Aftermarket sales decreased by $27 million due to sales decreases North America, partially offset by sales increases in all other regions. The acquisition of the Daros Group increased sales volume by $16 million. Net customer price increases were $12 million.

Cost of products sold increased by $550 million to $4,415 million for the nine months ended September 30, 2011 compared to $3,865 million in the same period of 2010. The impact of the relative weakness of the U.S. dollar increased cost of products sold by $156 million. Manufacturing, labor and variable overhead costs increased by $393 million as a direct consequence of the higher production volumes, inclusive of $12 million of such costs associated with the Daros Group. Additional increases were unfavorable productivity, net of labor and benefits inflation, of $20 million and increased materials and services sourcing costs of $18 million. These increases were partially offset by decreased depreciation of $36 million and reduced pension expense of $1 million.

Gross margin increased by $75 million to $841 million, or 16.0% of sales, for the nine months ended September 30, 2011 compared to $766 million, or 16.5% of sales, in the same period of 2010. This increase was due to sales volume increases, which increased gross margin by $40 million, decreased depreciation of $36 million, currency movements of $20 million, customer price increases of $12 million, $4 million directly related to the acquisition of the Daros Group and decreased pension expense of $1 million, partially offset by unfavorable productivity, net of benefits and labor inflation, of $20 million, and increased materials and services sourcing costs of $18 million.

Reporting Segment Results – Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains or losses.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Nine months ended September 30, 2010	$1,359	$820	$693	$1,759	$—	$4,631
Sales volumes	295	102	51	(27)	—	421
Customer pricing	14	11	(6)	(7)	—	12
Daros acquisition	16	—	—	—	—	16
Foreign currency	67	32	35	42	—	176

Nine months ended September 30, 2011	$1,751	$965	$773	$1,767	$—	$5,256

	PTE	PTSB	VSP	GA	Corporate	Total
Cost of Products Sold
Nine months ended September 30, 2010	$1,192	$736	$509	$1,425	$3	$3,865
Sales volumes / mix	233	92	50	6	—	381
Productivity, net of inflation	21	5	(2)	(7)	3	20
Materials and services sourcing	15	2	15	(15)	1	18
Pension	—	—	—	—	(1)	(1)
Depreciation	(13)	(10)	(12)	(1)	—	(36)
Daros acquisition	12	—	—	—	—	12
Foreign currency	66	30	31	29	—	156

Nine months ended September 30, 2011	$1,526	$855	$591	$1,437	$6	$4,415

	PTE	PTSB	VSP	GA	Corporate	Total
Gross Margin
Nine months ended September 30, 2010	$167	$84	$184	$334	$(3)	$766
Sales volumes / mix	62	10	1	(33)	—	40
Customer pricing	14	11	(6)	(7)	—	12
Productivity, net of inflation	(21)	(5)	2	7	(3)	(20)
Materials and services sourcing	(15)	(2)	(15)	15	(1)	(18)
Pension	—	—	—	—	1	1
Depreciation	13	10	12	1	—	36
Daros acquisition	4	—	—	—	—	4
Foreign currency	1	2	4	13	—	20

Nine months ended September 30, 2011	$225	$110	$182	$330	$(6)	$841

	PTE	PTSB	VSP	GA	Corporate	Total
Operational EBITDA
Nine months ended September 30, 2010	$207	$76	$173	$224	$(179)	$501
Sales volumes / mix	62	10	1	(33)	—	40
Customer pricing	14	11	(6)	(7)	—	12
Productivity – Cost of products sold	(21)	(5)	2	7	(3)	(20)
Productivity – SG&A	(5)	2	(4)	(9)	—	(16)
Productivity – Other	—	2	1	—	—	3
Sourcing – Cost of products sold	(15)	(2)	(15)	15	(1)	(18)
Sourcing – SG&A	—	—	—	—	3	3
Sourcing – Other	—	—	—	—	(2)	(2)
Equity earnings of non-consolidated affiliates	6	(1)	(1)	(1)	(1)	2
Stock-based compensation expense	—	—	—	—	6	6
Daros acquisition	4	—	—	—	—	4
Foreign currency	2	4	4	4	17	31
Other	(4)	(2)	—	—	4	(2)

Nine months ended September 30, 2011	$250	$95	$155	$200	$(156)	$544

Depreciation and amortization						(212)
Interest expense, net						(95)
Expense associated with U.S. based funded pension plans						(33)
Restructuring expense, net						(4)
Adjustment of assets to fair value						(3)
Income tax expense						(40)
Other						(3)

Net income						$154

Powertrain Energy

Sales increased by $392 million, or 29%, to $1,751 million for the nine months ended September 30, 2011 from $1,359 million in the same period of 2010. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements increased reported sales by $67 million. Sales volumes increased by $295 million due to OE production volume increases and market share gains in all regions. The acquisition of the Daros Group increased sales by $16 million. Customer pricing increased sales by $14 million.

Cost of products sold increased by $334 million to $1,526 million for the nine months ended September 30, 2011 compared to $1,192 million in the same period of 2010. This was due to a $233 million increase directly associated with improved sales volume, currency movements of $66 million, unfavorable productivity, net of labor and benefits inflation, of $21 million, increased materials and services sourcing costs of $15 million, and a $12 million increase directly associated with the Daros Group sales volume, partially offset by a decrease in depreciation of $13 million.

Gross margin increased by $58 million to $225 million, or 12.8% of sales, for the nine months ended September 30, 2011 compared to $167 million, or 12.3% of sales, for the same period of 2010. The favorable impact of increased sales volumes contributed to a $62 million increase in gross margin. Other factors contributing to the improved margin were customer price increases of $14 million, decreased depreciation of $13 million, $4 million directly related to the Daros Group and currency movements of $1 million. These increases were partially offset by unfavorable productivity, net of labor and benefits inflation, of $21 million and increased materials and services sourcing costs of $15 million.

Operational EBITDA increased by $43 million to $250 million for the nine months ended September 30, 2011 from $207 million in the same period of 2010. The impact of increased sales volumes of $62 million, customer price increases of $14 million, improved equity earnings of non-consolidated affiliates of $6 million, $4 million directly attributable to the Daros Group and currency movements of $2 million were partially offset by unfavorable productivity, net of labor and benefits inflation, of $26 million, increased materials and services sourcing costs of $15 million, and other decreases of $4 million.

Powertrain Sealing and Bearings

Sales increased by $145 million, or 18%, to $965 million for the nine months ended September 30, 2011 from $820 million in the same period of 2010. PTSB generates approximately 70% of its revenue outside the United States and the resulting currency movements increased reported sales by $32 million. Sales volumes increased by $102 million due to OE production volume increases and market share gains in all regions. Customer pricing increased sales by $11 million.

Cost of products sold increased by $119 million to $855 million for the nine months ended September 30, 2011 compared to $736 million in the same period of 2010. This was due to a $92 million increase directly associated with improved sales volume, currency movements of $30 million, unfavorable productivity, net of labor and benefits inflation, of $5 million and increased materials and services sourcing costs of $2 million, partially offset by decreased depreciation of $10 million.

Gross margin increased by $26 million to $110 million, or 11.4% of sales, for the nine months ended September 30, 2011 compared to $84 million, or 10.2% of sales, for the nine months ended September 30, 2010. This increase was due to customer price increases of $11 million, improved sales volumes, which increased gross margin by $10 million, decreased depreciation of $10 million and currency movements of $2 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $5 million and increased material and services sourcing costs of $2 million.

Operational EBITDA increased by $19 million to $95 million for the nine months ended September 30, 2011 from $76 million in the same period of 2010. This was due to customer price increases of $11 million, the favorable impact of sales volumes increases of $10 million and currency movements of $4 million, partially offset by increased materials and services sourcing costs of $2 million, unfavorable productivity, net of labor and benefits inflation, of $1 million, decreased equity earnings of non-consolidated affiliates of $1 million and other decreases of $2 million.

Vehicle Safety and Protection

Sales increased by $80 million, or 12%, to $773 million for the nine months ended September 30, 2011 from $693 million in the same period of 2010. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements increased reported sales by $35 million. Sales volumes rose by $51 million due to increased OE production and market share gains in all regions. Continued customer pricing pressure reduced sales by $6 million.

Cost of products sold increased by $82 million to $591 million for the nine months ended September 30, 2011 compared to $509 million in the same period of 2010. This was due to a $50 million increase directly associated with sales volume/mix, currency movements of $31 million and increased materials and services sourcing costs of $15 million, partially offset by decreased depreciation of $12 million and productivity improvements in excess of labor and benefits inflation of $2 million.

Gross margin decreased by $2 million to $182 million, or 23.5% of sales, for the nine months ended September 30, 2011 compared to $184 million, or 26.6% of sales, for the nine months ended September 30, 2010. This was due to increased materials and services sourcing costs of $15 million and customer price decreases of $6 million being mostly offset by decreased depreciation of $12 million, currency movements of $4 million, favorable productivity in excess of labor and benefits inflation of $2 million and sales volume/mix, which increased gross margin by $1 million.

Operational EBITDA decreased by $18 million to $155 million for the nine months ended September 30, 2011 from $173 million in the same period of 2010. This decrease was due to increased materials and services sourcing costs of $15 million, customer price decreases of $6 million, unfavorable productivity, net of labor and benefits inflation, of $1 million and decreased equity earnings of non-consolidated affiliates of $1 million, partially offset by the favorable impact of currency movements of $4 million and sales volume/mix impact of $1 million.

Global Aftermarket

Sales increased by $8 million to $1,767 million for the nine months ended September 30, 2011, from $1,759 million in the same period of 2010. This increase was due to currency movements of $42 million, partially offset by sales volume decreases of $27 million and customer price decreases of $7 million.

Cost of products sold increased by $12 million to $1,437 million for the nine months ended September 30, 2011 compared to $1,425 million in the same period of 2010. This increase was due to currency movements of $29 million and $6 million directly associated with unfavorable sales mix, partially offset by materials and services sourcing savings of $15 million, favorable productivity in excess of labor and benefits inflation of $7 million and decreased depreciation of $1 million.

Gross margin decreased by $4 million to $330 million, or 18.7% of sales, for the nine months ended September 30, 2011 compared to $334 million, or 19.0% of sales, in the same period of 2010. This decrease was due to lower sales volumes and unfavorable sales mix, which decreased gross margin by $33 million, and customer price decreases of $7 million, partially offset by improved materials and services sourcing of $15 million, currency movements of $13 million, favorable productivity in excess of labor and benefits inflation of $7 million and decreased depreciation of $1 million.

Operational EBITDA decreased by $24 million to $200 million for the nine months ended September 30, 2011 from $224 million in the same period of 2010. This decrease was due to the impact of lower sales volumes and unfavorable sales mix of $33 million, customer price decreases of $7 million, unfavorable productivity, net of labor and benefits inflation, of $2 million and decreased equity earnings of non-consolidated affiliates of $1 million, partially offset by materials and services sourcing savings of $15 million and currency movements of $4 million.

Corporate

Operational EBITDA improved by $23 million to $(156) million for the nine months ended September 30, 2011 from $(179) million in the same period of 2010. This improvement was due to foreign currency movements of $17 million, decreased stock-based compensation expense of $6 million and other cost reductions of $4 million, partially offset by increased costs, net of labor and benefits inflation, of $3 million and decreased equity earnings of non-consolidated affiliates of $1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $522 million, or 9.9% of net sales, for the nine months ended September 30, 2011 as compared to $516 million, or 11.1% of net sales, for the same period of 2010. This $6 million increase was due to increased costs, net of labor and benefits inflation, of $16 million and currency movements of $15 million, partially offset by lower pension and other postemployment benefits expense of $9 million, lower stock-based compensation expense of $6 million, materials and services sourcing savings of $3 million, reduced depreciation expense of $3 million and other reductions of $4 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $129 million for the nine months ended September 30, 2011 compared with $116 million for the same period in 2010. As a percentage of OE sales, R&D was 3.7% and 4.0% for the nine months ended September 30, 2011 and 2010, respectively.

OPEB Curtailment Gains

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan which eliminated Other Postemployment Benefits (“OPEB”) for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Given that this event eliminated the accrual of defined benefits for a significant number of active participants, the Company re-measured its OPEB obligation. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $162 million prior service credit in accumulated other comprehensive income (“AOCI”). The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $4 million curtailment gain which was recognized in the consolidated statements of operations during the second quarter of 2010. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.

On July 23, 2010, in contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the union offered up the elimination of its retiree medical benefits, which was accepted by the Company with no other change in retiree benefits in return. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $2 million prior service credit in AOCI. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $24 million curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2010.

Interest Expense, Net

Net interest expense was $95 million for the nine months ended September 30, 2011 compared to $98 million for the comparable period of 2010.

Restructuring Activities

The following is a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the nine months ended September 30, 2011:

	PTE	PTSB	VSP	GA	Corporate	Total
			(Millions of Dollars)

Balance at December 31, 2010	$11	$7	$1	$3	$2	$24
Provisions	—	1	—	1	—	2
Reversals	—	—	—	(1)	—	(1)
Payments	(1)	(2)	(1)	(1)	(1)	(6)

Balance at March 31, 2011	10	6	—	2	1	19
Provisions	2	1	—	—	—	3
Reversals	(3)	—	—	—	—	(3)
Payments	(5)	(2)	—	(1)	—	(8)

Balance at June 30, 2011	4	5	—	1	1	11
Provisions	1	—	2	—	—	3
Payments	(2)	(1)	(2)	—	—	(5)

Balance at September 30, 2011	$3	$4	$—	$1	$1	$9

Other (Expense) Income, Net

Other (expense) income, net was $(17) million in the nine months ended September 30, 2011 compared to $(22) million for the same period of 2010.

Foreign currency exchange: The Company recognized $6 million in foreign currency exchange losses during the nine months ended September 30, 2011. This was due to unfavorable foreign currency volatility in regions where the transactional currency differs from the functional currency.

The Company recognized $23 million in foreign currency exchange losses during the nine months ended September 30, 2010. The Company has operated an aftermarket distribution center in Venezuela for several years, supplying imported replacement automotive parts to the local independent aftermarket. Since 2005, two exchange rates have existed in Venezuela: the official rate, which had been frozen since 2005 at 2.15 bolivars per U.S. dollar; and the parallel rate, which floats at a rate much higher than the official rate. Given the existence of the two rates in Venezuela, the Company deemed the official rate was appropriate for the purpose of conversion into U.S. dollars at December 31, 2009 based on no positive intent to repatriate cash at the parallel rate and demonstrated ability to repatriate cash at the official rate.

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

Adjustment of assets to fair value: The Company recorded $3 million in impairment charges during the second quarter of 2011, of which $2 million related to the establishment of an asset retirement obligation for a Powertrain Energy (“PTE”) facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was impaired. The remaining $1 million in impairment charges recorded during the second quarter of 2011 was made up of immaterial fixed assets impairments at several Company facilities.

The PTE reporting segment recorded $4 million in impairment charges during the second quarter of 2010, of which $3 million related to one PTE operating facility. The remaining $1 million in impairment charges recorded during the second quarter of 2010 was made up of immaterial fixed assets impairments at several PTE facilities.

The Company recorded $4 million in impairment charges during the first quarter of 2010 related to the identification of equipment at a Vehicle Safety and Protection (“VSP”) operating facility that were no longer being used and were written off.

The Company’s reassessment of an asset retirement obligation at a Global Aftermarket facility was $1 million less than the Company’s previous assessment based upon revised information. This resulted in the reversal of the excess accrual of $1 million through impairment during the third quarter of 2010, where the offset to such liability was originally recorded.

Income Taxes

For the nine months ended September 30, 2011, the Company recorded income tax expense of $40 million on income before income taxes of $194 million. This compares to income tax expense of $18 million on income before income taxes of $138 million in the same period of 2010. The income tax expense for the nine months ended September 30, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, tax refund from prior years, release of uncertain tax positions due to audit settlement, the impact of tax law changes enacted in international jurisdictions, and a tax benefit recorded in continuing operations pursuant to an exception to the intraperiod tax allocation rules, partially offset by pre-tax losses with no tax benefits. The income tax expense for the nine months ended September 30, 2010 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and the reversal of a valuation allowance against net deferred assets of a subsidiary, partially offset by pre-tax losses with no tax benefits.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that existing valuation allowances in certain jurisdictions of up to $230 million as of September 30, 2011 could be released within the next 12 months. If releases of such valuation allowances occur, it may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 13 of the consolidated financial statements, “Commitments and Contingencies.”

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $124 million for the nine months ended September 30, 2011 compared to cash flow provided from operating activities of $255 million for the comparable period of 2010. The $131 million year-over-year decrease is largely attributable to a $106 million change in working capital outflow, which is comprised of a $135 million increase in inventory outflow and a $27 million increase in accounts payable inflow, partially offset by a $56 million decrease in accounts receivable outflow, of which $42 million was generated by an increase in factoring activity.

Cash flow used by investing activities was $282 million for the nine months ended September 30, 2011 compared to cash flow used by investing activities of $203 million for the comparable period of 2010. The $116 million year-over-year increase in capital expenditures is necessary to support sales growth.

In June 2010, the Company acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash.

Cash flow used by financing activities was $6 million for the nine months ended September 30, 2011 compared to cash flow used by financing activities of $33 million for the comparable period of 2010. This $27 million reduction in cash flow usage was due to a $15 million change associated with short-term debt, a $13 million change associated with the servicing of factoring arrangements, partially offset by a $1 million change associated with long-term debt.

The January 8, 2010 bolivar devaluation by the Venezuelan government resulted in the Company’s recognition of $20 million in foreign currency exchange expense, $16 million of which reflected the impact on the cash balance in 2010.

The remaining Venezuelan cash balance of $12 million as of September 30, 2011 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.

Financing Activities

On December 27, 2007, the Company entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Exit Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first nine months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. The tranche C term loans are subject to a pre-payment premium, should the Company choose to prepay the loans prior to December 27, 2011. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at the ABR plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $4 million, $6 million, $7 million and $2 million for years 2012 – 2015, the term of the Company’s Debt Facilities.

Other Liquidity and Capital Resource Items

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $227 million and $210 million at September 30, 2011 and December 31, 2010, respectively. Dividends received from non-consolidated affiliates by the Company during the nine months ended September 30, 2011 and 2010 were $14 million and $27 million, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2011, the total amount of the contingent guarantee, were all triggering events to occur, approximated $62 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $263 million and $211 million as of September 30, 2011 and December 31, 2010, respectively. Of those gross amounts, $262 million and $210 million, respectively, qualify as sales as defined in ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of both September 30, 2011 and December 31, 2010, the Company had outstanding transferred receivables for which cash of $1 million had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $1,335 million and $629 million for the nine months ended September 30, 2011 and 2010, respectively.

For the three and nine months ended September 30, 2011, expenses associated with transfers of receivables were $2 million and $7 million, respectively. For the three and nine months ended September 30, 2010, such expenses were $1 million and $5 million, respectively. These expenses were recorded in the consolidated statements of operations within “Other (expense) income, net.”

Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $26 million and $32 million as of September 30, 2011 and December 31, 2010, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

Critical Accounting Policies Update

Long-Lived Assets

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

All of the Company’s trademarks and brand names are associated with its aftermarket sales and are further broken down by product line. The following table contains the results of the Company’s 2010 impairment analysis performed as of October 1, 2010:

Fair Value Exceeds Book Value	Trademarks and Brand Names
	(Millions of Dollars	)

0%	$103
10-15%	191
>25%	20

	$314

The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales. In conjunction with the 2010 impairment analysis, the Company performed a sensitivity analysis on its trademarks and brand names and determined that a one percentage point decrease in its projected future sales growth rates within each aftermarket product line would result in a $4 million impairment.

The Company is commencing its trademarks and brand names impairment analysis for 2011, which is performed annually as of October 1. While cash flow projections and other inputs that are inherent in the annual strategic planning process conducted during the fourth quarter to support this analysis have not yet been determined, trademarks and brand names may be impaired based on recent sales trends in certain product lines. If the results of this annual testing confirm that an impairment is necessary, the Company will record an appropriate non-cash impairment charge in the fourth quarter of 2011.

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

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the nine months ended September 30, 2011, the Company derived 36% of its sales in the United States and 64% internationally. Of these international sales, 58% are denominated in the euro, with no other single currency representing more than 7%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the nine months ended September 30, 2011 would have decreased “Net income attributable to Federal-Mogul” by approximately $30 million.

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

As of September 30, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of September 30, 2011, the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal three and nine month periods ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2011.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

    Note 13, that is included in Part I of this report, is incorporated herein by reference.

ITEM 5.	OTHER INFORMATION

(a)	Exhibits:

10.19	Federal-Mogul 2011 Management Incentive Plan. †

10.20	Federal-Mogul 2011 Management Incentive Uplift Plan. †

    † Management contracts and compensatory plans or arrangements.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

101

Financial statements from the quarterly report on Form 10-Q of Federal-Mogul Corporation for the quarter ended September 30, 2011, filed on October 27, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements furnished herewith.

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

Dated:    October 27, 2011