Form 10-K
period 2011-12-31
FEDERAL MOGUL CORP
filed 2012-02-28
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $517 million as of June 30, 2011 based on the reported last sale price as reported on the NASDAQ Global Select Market on that date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The Registrant had 98,904,500 shares of common stock outstanding as of February 18, 2012.

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

Business Overview

Federal-Mogul Corporation (the “Company”) is a leading global supplier of powertrain and safety technologies, serving the world’s foremost original equipment manufacturers of automotive, light, medium and heavy-duty commercial vehicles, agricultural, marine, rail, aerospace, off-road and industrial applications, as well as the worldwide aftermarket. The Company’s leading technology and innovation, lean manufacturing expertise, as well as marketing and distribution deliver world-class products, brands and services with quality excellence at a competitive cost. Federal-Mogul is focused on a sustainable global profitable growth strategy, creating value and satisfaction for its customers, shareholders and employees. Federal-Mogul has established a global presence and conducts its operations through 169 manufacturing, distribution and technical facilities that are wholly or partially owned through subsidiaries and joint ventures. Federal-Mogul’s business is organized into five primary reporting segments: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Global Aftermarket, and Corporate. Federal-Mogul offers its customers a diverse array of market-leading products for original equipment manufacturers and servicers (“OE”) and replacement parts (“aftermarket”) applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, transmission components, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers, fuel pumps and lighting.

Federal-Mogul has operations in 34 countries and, accordingly, all of the Company’s reporting segments derive sales from both domestic and international markets. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, extraterritorial effects of United States laws such as the Foreign Corrupt Practices Act, and changes in laws and regulations.

The following tables set forth net sales and net property, plant and equipment (“PP&E”) by geographic region as a percentage of total net sales and net PP&E, respectively.

	Net Sales			Net PP&E
	Year Ended December 31			December 31
	2011	2010	2009	2011	2010
United States	36%	39%	40%	29%	29%
Canada	2%	2%	2%	—	—

Total United States and Canada	38%	41%	42%	29%	29%
Germany	19%	17%	17%	21%	21%
France	8%	8%	8%	4%	5%
Italy	4%	4%	5%	4%	4%
United Kingdom	4%	4%	4%	4%	4%
Belgium/Switzerland	4%	4%	5%	1%	1%
Other Europe	4%	4%	3%	10%	8%

Total Europe	43%	41%	42%	44%	43%
Mexico	4%	4%	4%	7%	7%
China	4%	3%	3%	7%	6%
India	4%	3%	3%	6%	7%
South America	2%	2%	3%	2%	3%
Other	5%	6%	3%	5%	5%

Total Rest of World	19%	18%	16%	27%	28%

	100%	100%	100%	100%	100%

The following table sets forth net sales by reporting segment as a percentage of total net sales:

	Year Ended December 31
	2011	2010	2009
Net sales by reporting segment:
Powertrain Energy	33%	30%	27%
Powertrain Sealing and Bearings	18%	18%	15%
Vehicle Safety and Protection	15%	15%	14%
Global Aftermarket	34%	37%	44%

	100%	100%	100%

The Company derives significant sales from both the OE market and the aftermarket. The Company seeks to participate in both of these markets by leveraging its OE product engineering and development capability, manufacturing excellence, and expertise to manage a broad and deep range of replacement parts to service the aftermarket. Federal-Mogul is a leading technology supplier and a market share leader in several product categories. The Company believes that it is uniquely positioned to offer premium brands, OE replacement and entry/mid level products for all global aftermarket customers. Therefore, the Company can be first to the aftermarket with new products, service expertise and customer support. As of December 31, 2011, the Company had current OE products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. This broad range of vehicle and powertrain applications reinforces the Company’s belief in its unique market position.

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

Each of the Company’s business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $172 million, $156 million and $140 million for the years ended December 31, 2011, 2010 and 2009, respectively. As a percentage of OE sales, research and development expenditures were 3.8%, 4.0% and 4.7% for the years ended December 31, 2011, 2010 and 2009, respectively.

Joint Ventures and Other Strategic Alliances. The Company forms joint ventures and strategic alliances to gain share in emerging markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations, and broaden its customer base. The Company believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian and other OEs operating in BRIC growth markets. The Company is currently involved in 29 joint ventures located in 13 different countries throughout the world, including China, India, Korea, Russia, Turkey and the United States. Of these joint ventures, the Company maintains a controlling interest in 17 entities and, accordingly, the financial results of these entities are included in the Consolidated Financial Statements of the Company. The Company has a non-controlling interest in 12 of its joint ventures, of which 7 are accounted for under the equity method and 5 are accounted for under the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy.

Net sales for the Company’s 17 consolidated joint ventures were approximately 9%, 8% and 7% of consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s investments in non-consolidated joint ventures totaled $228 million and $210 million as of December 31, 2011 and 2010, respectively, and the equity in earnings of such affiliates amounted to $37 million, $32 million and $16 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. The Company’s global workforce of 45,000 employees as of December 31, 2011 is approximately 1,700 positions less than the workforce as of September 30, 2008 due to Restructuring 2009 actions, partially offset by subsequent rehiring of employees as production volumes increased in 2010 and 2011. During 2011, the Company recorded $3 million in facility closure costs, $1 million in employee costs and $(4) million in employee cost reversals associated with Restructuring 2009. During 2010, the Company recorded $5 million in facility closure costs, $3 million in employee costs and $(8) million in employee cost reversals associated with Restructuring 2009. During 2009, the Company recorded $29 million in net employee costs and $2 million in facility closure costs associated with Restructuring 2009. The Company does not expect to incur additional restructuring expenses associated with Restructuring 2009.

During the years ended December 31, 2011, 2010 and 2009, the Company recorded $5 million, $8 million and $1 million, respectively, in net restructuring expenses outside of Restructuring 2009. The Company recorded $3 million in employee costs and $2 million in facility closure costs related to other restructuring activities during 2011. The Company recorded $7 million in employee costs and $1 million in facility closure costs related to other restructuring activities during 2010. The Company recorded $1 million in employee costs related to other restructuring activities during 2009.

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

These products are either sold as individual products or offered to manufacturers as assembled modules. This modular assembly product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain Energy operates 39 manufacturing facilities in 15 countries, serving a large number of major automotive, heavy-duty, marine and industrial customers worldwide. Powertrain Energy derived 22% of its 2011 OE sales in the United States and Canada, 58% in Europe and 20% in the rest of the world (“Rest of World”).

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

Powertrain Sealing and Bearings. Federal-Mogul is one of the world’s leading sealing solutions and bearings providers. Comprehensive design capability and an extensive product portfolio enable effective delivery of complete sealing packages and a full range of bearings, bushings, and thrust washers for engine, transmission and driveline systems to a broad array of customers. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul®, Deva®, Fel-Pro®, FP Diesel®, Glyco®, Metafram®, Metagliss®, National®, Payen® and Poral®. The group serves a number of different industries including automotive, truck, commercial equipment (construction, agricultural, power generation, marine and rail), industrial, recreation and consumer power equipment. Product offerings include dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, sintered engine and transmission components, and metallic filters. The Company, during 2010, also introduced Polymer Bearings (IROX™) for automotive engines. These bearings have an innovative polymer coated shell that reduces fuel consumption and CO2 emissions by withstanding mechanical loads produced by heavily boosted engines. Powertrain Sealing and Bearings operates 29 manufacturing facilities in 12 countries and derived 32% of its 2011 OE sales in the United States and Canada, 52% in Europe and 16% in Rest of World.

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

Vehicle Safety and Protection. Federal-Mogul supplies friction, systems protection, chassis, wipers, fuel and lighting products. These products are used in the automotive, motorcycle, heavy-duty, commercial/industrial, aerospace, railway and consumer products markets. The primary products of this segment include brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, flexible heat shields, brake system components, chassis products, windshield wipers, fuel pumps and lighting products. Federal-Mogul offers a portfolio of world-class brand names, including Federal-Mogul®, Abex®, Anco®, Bentley-Harris®, Beral®, Champion®, Ferodo®, Moog®, ThermoQuiet® and Wagner®. Federal-Mogul supplies friction products to most major customers in the light vehicle, commercial vehicle and aerospace sectors and is also a leading company in the aftermarket. Vehicle Safety and Protection operates 35 manufacturing facilities in 15 countries, and derived 31% of its 2011 OE sales in the United States and Canada, 45% in Europe and 24% in Rest of World.

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

•	backplate, to support and locate the friction material in the caliper; and

•	shim, which is a rubber/metal laminate developed to suppress noise.

Commercial Vehicle Disc Pads	Commercial vehicle disc brake pads are a growing segment of the friction market, superseding drum brakes on trucks, busses, tractor units and trailers. The basic construction of a commercial vehicle disc pad is the same as a light vehicle disc pad.

Railway Disc Pads	Railway disc pads are produced in single pad or paired pad format. Federal-Mogul produces sintered metal pads for railway applications.

Light Vehicle Drum Brake Linings	Drum brake linings are friction material affixed to a brake shoe and fitted on the rear service brake, rear parking brake and/or transmission brake application.

Commercial Vehicle Full Length Linings	Full length linings are the commercial vehicle equivalent of light vehicle drum brake linings.

Commercial Vehicle Half Blocks	Half blocks are segments of friction material made to be riveted onto drum brake shoes. They are used on heavier vehicle applications where discs are not used.

Railway Brake Blocks	Railway brake blocks work by acting on the circumference of the wheel. They are lighter and quieter in operation than cast iron blocks. However, friction performance is designed to replicate that of cast iron blocks.

Product	Description
Element Resistant Sleeving	Element resistant sleeving products provide protection of wires, hoses, sensors, and mechanical components and assemblies from heat, electro-magnetic interference, dirt, vibration and moisture. Element resistant sleeving products include:

•	automotive wire harnesses and hoses;

•	abrasion protection and wire management of cable assemblies;

•	dielectric protection of electrical leads;

•	thermal and mechanical protection of hose assemblies; and

•	acoustic insulating and sound-dampening materials.

Flexible Heat Shields	Flexible heat shields are designed to provide heat barrier and thermal management.

Chassis	Chassis parts include ball joints, tie rod ends, sway bar links, idler arms, and pitman arms. These components affect vehicle steering and vehicle ride quality.

Wipers	Windshield wiper parts include conventional and profile style wiper blades, blade refills and wiper arms.

Fuel Pumps	Components in the fuel delivery system include mechanical fuel pumps, electric pump sets and modular design applications.

Lighting	Automotive lighting products include power and lighting systems, and interior and exterior lighting components.

Global Aftermarket. Global Aftermarket sells products manufactured within the above reporting segments and purchased from outside suppliers to the independent automotive, heavy-duty and commercial/industrial replacement markets. Through global market insight, supply chain expertise and world-wide brand and product line management, aftermarket customers worldwide benefit from the Company’s extensive OE technology and manufacturing expertise. Federal-Mogul markets a broad portfolio of leading brands that are designed to solve a problem, facilitate installation and improve safety, durability and vehicle performance. This portfolio is organized into product categories that provide comprehensive vehicle solutions. Global Aftermarket operates 18 distribution facilities in 13 countries, serving a diverse base of distributors, retail parts stores and mass merchants around the world. Global Aftermarket derived 62% of its 2011 sales in the United States and Canada, 23% in Europe, and 15% in Rest of World.

The following provides a description of the various products and “solutions” along with the brands distributed by Global Aftermarket:

Category	Product Lines	Brand Names

Engine Solutions	Engine Parts Fuel Delivery Products	AE®; Carter®; FP Diesel®; Glyco®; Goetze®; Nural®; Sealed Power®

Sealing Solutions	Gaskets Seals	Fel-Pro®; Goetze®; National®; Payen®

Steering Solutions	Chassis Driveline Hub Assemblies Anti Friction Bearings	MOOG®; National®

Braking Solutions	Disc Pads Hydraulic Parts Linings Rotors & Drums Brake Hardware	Abex®; Beral®; Ferodo®; Necto®; ThermoQuiet®; Wagner®

Service Solutions	Filters Lighting Performance Additives Ignition Products Wipers	ANCO®; Champion®; Wagner®

Reporting Segment Financial Information. Of the Company’s 2011 net sales, 66% were to the OE market and 34% were to the aftermarket. The following tables summarize net sales, cost of products sold, gross margin and total assets for each reporting segment. For additional information related to the Company’s reporting segments, refer to Note 21 to the Consolidated Financial Statements, included in Item 8 of this report.

Net sales by reporting segment were:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Powertrain Energy	$2,304	$1,860	$1,413
Powertrain Sealing and Bearings	1,266	1,096	818
Vehicle Safety and Protection	1,015	936	773
Global Aftermarket	2,325	2,327	2,326

	$6,910	$6,219	$5,330

Cost of products sold by reporting segment was:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Powertrain Energy	$(2,005)	$(1,632)	$(1,284)
Powertrain Sealing and Bearings	(1,126)	(985)	(800)
Vehicle Safety and Protection	(787)	(708)	(603)
Global Aftermarket	(1,896)	(1,887)	(1,851)
Corporate	(8)	—	—

	$(5,822)	$(5,212)	$(4,538)

Gross margin by reporting segment was:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Powertrain Energy	$299	$228	$129
Powertrain Sealing and Bearings	140	111	18
Vehicle Safety and Protection	228	228	170
Global Aftermarket	429	440	475
Corporate	(8)	—	—

	$1,088	$1,007	$792

Total assets by reporting segment were:

	December 31
	2011	2010
	(Millions of Dollars)
Powertrain Energy	$1,955	$1,813
Powertrain Sealing and Bearings	922	856
Vehicle Safety and Protection	1,329	1,578
Global Aftermarket	1,931	1,908
Corporate	892	1,141

	$7,029	$7,296

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

The OE Market. Demand for component parts in the OE market is generally a function of the number of new vehicles produced, which is driven by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements and trade agreements. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by increasing market share and by expanding into new or emerging markets. Companies with a global presence, leading technology and innovation, and advanced product engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

There are currently several significant trends that are impacting the OE market, including the following:

•

Continued Recovery of Global Production – The global light and commercial vehicle production in the developed markets witnessed a continued recovery in 2011. In total, the number of vehicles produced during 2011 was 18.1 million in the Americas, 23.3 million in Europe, the Middle East and Africa (“EMEA”) and 38.4 million in Asia, compared to 2010 vehicle production of 16.5 million, 21.7 million and 38.9 million in the Americas, EMEA and Asia, respectively. With global OE production increasing at a moderate pace, the demand for parts, including products produced by the Company, has increased during 2011.

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

•

Focus on Vehicle Safety – Vehicle safety continues to receive industry attention by OEs as customers view safety as a fundamental driver in consumer purchasing decisions and legislation looks on improved vehicle safety as a public health issue. Accordingly, OEs are seeking suppliers with new technologies, capabilities and products that have the ability to advance vehicle safety. Suppliers that are able to enhance vehicle safety through innovative products and technologies have a distinct competitive advantage.

•

Pricing Pressures – OEs provide extensive pricing incentives and financing alternatives to consumers in order to generate sales of new vehicles and retain or gain market share. These actions, coupled with the increasing content required to meet regulations, have placed pressures on the OEs’ profits and, in turn, the OEs expect certain recovery from their supply base. Suppliers must continually identify and implement product innovation and cost reduction activities to fund customer annual price concession expectations in order to retain current business as well as to be competitively positioned for future new business opportunities.

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

•

Energy, Industrial and Transport Markets – Customers continue to develop alternatives to historic infrastructure in the energy, industrial and transport markets. This includes power generators and other power conversion devices as well as growth in the aerospace and high speed railway markets and ocean transport. Suppliers with the capability to utilize automotive expertise to service these and other related markets have a competitive advantage.

The Aftermarket Business. Global Aftermarket products for current production and previous models are sold directly to a wide range of distributors, retail parts stores and mass merchants who distribute these products to professional service providers and “do-it-yourself” consumers. Demand for aftermarket products is driven by many factors, including the number of vehicles in operation, the average age of the vehicle fleet, the durability of OE parts, and vehicle usage. Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability. More recently, some aftermarket product categories have been impacted by the growth of the midgrade segment due to consumer and trade channel trends.

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

The Company’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of the Company’s product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability are central to the success of the Company’s Global Aftermarket operations.

No individual customer accounted for more than 5% of the Company’s direct sales during 2011.

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

•	Powertrain Energy – Primary competitors include Aisin, Art Metal, Beru, BinZou, Bleistahl, Bosch, Denso, DongYang, GKN, Hitachi-Automotive, Kolbenschmidt, Mahle, NGK, NPR, Riken, Sinteron and TPR.

•	Powertrain Sealing and Bearings – Primary competitors include Daido, Dana/Reinz, ElringKlinger, Freudenberg, GKN, Kolbenschmidt, Mahle, Miba, NOK and Pall.

•	Vehicle Safety and Protection – Primary competitors include Affinia, Akebono, Bosch, Delfingen, Denso, Galfer, General Electric, Hella, Honeywell, Nisshinbo/TMD, Osram, Stanley, Trico and Valeo.

•	Global Aftermarket – Primary competitors include AC Delco, Affinia, Airtex, Bosch, Contitech, Delphi, Denso, Honeywell, Mahle, Sylvania, Timken, TMD, Trico, TRW and Valeo.

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

The Company’s Raw Materials and Suppliers

The Company purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. The Company also purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2011, no outside supplier of the Company provided products that accounted for more than 2% of the Company’s annual purchases.

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

Seasonality of the Company’s Business

The Company’s business is moderately seasonal because many North American customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. Customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Rest of World generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, the Company’s sales and operating profits have been the strongest in the second quarter. For additional information, refer to the Company’s quarterly financial results contained in Note 22 to the Consolidated Financial Statements, included in Item 8 of this report.

The Company’s Employee Relations

The Company had approximately 45,000 employees as of December 31, 2011.

Various unions represent approximately 36% of the Company’s U.S. hourly employees and approximately 70% of the Company’s non-U.S. hourly employees. With the exception of two facilities in the U.S., most of the Company’s unionized manufacturing facilities have their own contracts with their own expiration dates and, as a result, no contract expiration date affects more than one facility.

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. The Company’s global workforce as of December 31, 2011 is approximately 1,700 positions less than the workforce as of September 30, 2008 due to Restructuring 2009 actions, partially offset by subsequent rehiring of employees as production volumes increased in 2010 and 2011.

Impact of Environmental Regulations on the Company

The Company’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company’s financial position or cash flows in 2011and are not expected to have a material impact on the Company’s financial position or cash flows in 2012.

The Company’s Intellectual Property

The Company holds in excess of 5,000 patents and patent applications on a worldwide basis, of which more than 1,000 have been filed in the United States. Of the approximately 5,000 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to the Company.

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

Interests Held by an Entity Controlled by Mr. Carl C. Icahn

An entity indirectly owned and controlled by Mr. Icahn filed a Schedule 13D and amendments therein with the Securities and Exchange Commission indicating that such entity has a beneficial interest of approximately 77% of the Company’s outstanding shares of common stock. As a result, Mr. Icahn has the indirect ability to nominate and elect all of the directors on the Company’s Board of Directors, other than the Chief Executive Officer. Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock including, without limitation, mergers, the sale of substantially all of the Company’s assets, and amendments to its certificate of incorporation and by-laws. So long as Mr. Icahn continues to control a majority of the Company’s outstanding capital stock, he will continue to have these governance rights and the ability to control the Company.

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

The Company’s operations in foreign countries expose the Company to risks related to economic and political conditions, currency fluctuations, import/export restrictions, regulatory and other risks: The Company has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;

•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);

•	currency exchange rate fluctuations (including, but not limited to, material exchange rate fluctuations, such as devaluations) and currency controls

•	export and import restrictions; and

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting inappropriate payments.

The likelihood of such occurrences and their potential effect on the Company are unpredictable and vary from country-to-country.

Certain of the Company’s operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to, Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Mexican peso, Polish zloty, Russian ruble, South Korean won and Swedish krona). In reporting its consolidated statements of operations, the Company translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul’s consolidated results.

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

The Company has substantial indebtedness, which could restrict the Company’s business activities and could subject the Company to significant interest rate risk: As of December 31, 2011, the Company had approximately $2.8 billion of outstanding indebtedness. The Company is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s pension obligations and other postemployment benefits could adversely impact the Company’s operating margins and cash flows: The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other postemployment benefits. In addition, the Company sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet the Company’s expectations, or other actuarial assumptions are modified, the Company’s required contributions may be higher than it expects. See Note 13 to the Consolidated Financial Statements, included in Item 8 of this report.

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

The Company’s stock price may decline due to sales of shares by Mr. Carl C. Icahn: Sales of substantial amounts of the Company’s common stock by Mr. Icahn and his affiliates, or the perception that these sales may occur, may adversely affect the price of the Company’s common stock and impede its ability to raise capital through the issuance of equity securities in the future. Mr. Icahn is contractually entitled, subject to certain exceptions, to exercise rights under a registration rights agreement to cause the Company to register his shares under the Securities Act. By exercising his registration rights and selling a large number of shares, Mr. Icahn could cause the price of the Company’s common stock to decline. No other shareholder has registration rights.

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

The Company’s hedging activities to address commodity price fluctuations may not be successful in offsetting future increases in those costs or may reduce or eliminate the benefits of any decreases in those costs: In order to mitigate short-term variation in operating results due to the aforementioned commodity price fluctuations, the Company hedges a portion of near-term exposure to certain raw materials used in production processes, primarily natural gas, copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. The results of the Company’s hedging practice could be positive, neutral or negative in any period depending on price changes in the hedged exposures.

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

Any of the Company’s patents may be challenged, invalidated, circumvented or rendered unenforceable. The Company cannot guarantee that it will be successful should one or more of its patents be challenged for any reason and countries outside the U.S. may diminish the protection of the Company’s patents. If the Company’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded to the Company’s products could be impaired, which could significantly impede the Company’s ability to market its products, negatively affect its competitive position and materially adversely affect its business and results of operations.

The Company’s pending or future patent applications may not result in an issued patent. Additionally, newly issued patents may not provide meaningful protection against competitors or against competitive technologies. Courts in the United States and in other countries may invalidate the Company’s patents or find them unenforceable. Competitors may also be able to design around the Company’s patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. If these developments were to occur, it could have an adverse effect on the Company’s sales. If the Company’s intellectual property rights are not adequately protected, the Company may not be able to commercialize its technologies, products or services and the Company’s competitors could commercialize the Company’s technologies, which could result in a decrease in the Company’s sales and market share and could materially adversely affect the Company’s business, financial condition and results of operations.

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

The Company may be exposed to certain regulatory and financial risks related to climate change: Climate change is continuing to receive ever increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. The focus on emissions could increase costs associated with the Company’s operations, including costs for raw materials and transportation. Because the scope of future laws in this area is uncertain, the Company cannot predict the potential impact of such laws on its future consolidated financial condition, results of operations or cash flows.

ITEM 1.B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is a leased facility. The Company had 169 manufacturing facilities, technical centers, distribution centers, and sales and administration office facilities worldwide at December 31, 2011. Approximately 42% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. The Company owns the remainder of the facilities.

Type of Facility	U.S and Canada	Europe	Rest of World	Total
Manufacturing facilities	28	43	32	103
Technical centers	8	7	2	17
Distribution centers	7	5	6	18
Sales and administration offices	7	7	17	31

	50	62	57	169

The facilities range in size from approximately 350 square feet to 1.1 million square feet. Management believes that substantially all of the Company’s facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.

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

Total environmental liabilities were $16 million and $19 million at December 31, 2011 and 2010, respectively. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2011, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs, as recorded, approximate $41 million.

Other Matters

The Company is involved in other legal actions and claims, directly and through its subsidiaries that arise in the normal course of business. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is listed on the NASDAQ Global Stock Market.

There were approximately 66 stockholders of record of Common Stock as of February 21, 2012 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker. High and low sales prices for the Company’s common stock for each quarter in 2011 and 2010 are as follows:

	2011		2010
Quarter	High	Low	High	Low
First	$26.00	$18.91	$20.33	$15.43
Second	$27.20	$19.61	$21.79	$12.96
Third	$23.99	$14.11	$19.99	$11.99
Fourth	$19.28	$13.06	$22.31	$18.07

The Company did not pay any dividends in 2011 or 2010. The Company has certain restrictions under its debt facilities from paying dividends in the future.

The following graph compares the cumulative total stockholder return during the two year period ended December 31, 2011. The graph assumes that $100 was invested on December 31, 2009, in each of the Company’s common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group. The peer group is comprised on the following companies: BorgWarner, Dana, Magna International, Meritor, Tenneco and TRW. This performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents information from the Consolidated Financial Statements as of or for the five years ended December 31, 2011. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplemental Data.”

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

	Successor				Predecessor
	Year Ended December 31
	2011	2010	2009	2008	2007
	(Millions of Dollars, Except Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$6,910	$6,219	$5,330	$6,866	$6,914
Costs and expenses	(6,601)	(5,991)	(5,344)	(6,673)	(6,718)
Other postemployment benefits curtailment gains	1	29	—	—	—
Adjustments of assets to fair value	(307)	(2)	(17)	(451)	(61)
Amortization expense	(48)	(49)	(49)	(76)	(19)
Restructuring expense, net	(5)	(8)	(32)	(132)	(48)
Chapter 11 and U.K. Administration related reorganization expenses, net	—	(2)	(3)	(17)	(81)
Fresh-start reporting adjustments	—	—	—	—	956
Gain on settlement of liabilities subject to compromise	—	—	—	—	761
Other (expense) income, net	(16)	(17)	43	37	36
Income tax (expense) benefit	(17)	(12)	39	(19)	(332)

Net income (loss)	(83)	167	(33)	(465)	1,408
Less net (income) loss attributable to noncontrolling interests	(7)	(6)	(12)	(3)	4

Net income (loss) attributable to Federal-Mogul	$(90)	$161	$(45)	$(468)	$1,412

Common Share Summary
Net income (loss) per share – basic	$(0.91)	$1.63	$(0.46)	$(4.69)	$15.74

Net income (loss) per share – diluted	$(0.91)	$1.62	$(0.46)	$(4.69)	$15.46

Weighted average shares outstanding – basic (in millions)	98.9	98.9	98.9	99.7	89.7
Weighted average shares outstanding – diluted (in millions)	99.4	99.4	99.3	100.0	91.3
Dividends declared per common share	$—	$—	$—	$—	$—

Other Financial Information
Net cash provided from operating activities	$241	$404	$328	$627	$35
Expenditures for property, plant, equipment	348	251	176	320	310
Depreciation and amortization expense	284	333	327	349	354

	Successor				Predecessor
	As of December 31
	2011	2010	2009	2008	2007
	(Millions of Dollars)
Consolidated Balance Sheet Data
Total assets	$7,029	$7,296	$7,127	$7,236	$7,866
Short-term debt, including current portion of long-term debt	88	73	97	102	118
Long-term debt	2,741	2,752	2,760	2,768	2,518
Federal-Mogul shareholders’ equity	953	1,277	1,023	951	2,124

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (“aftermarket”). The Company’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket. The Company, during 2011, derived 66% of its sales from the OE market and 34% from the aftermarket. Geographically, the Company derived 36% of its 2011 sales in the United States and 64% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

Pension Plans and Other Postemployment Benefit Plans

The Company sponsors defined benefit pension plans (“Pension Benefits”) and postemployment health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world. Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans and postemployment benefits other than pensions are accounted for in accordance with FASB ASC Topic 715, Compensation – Retirement Benefits (“FASB ASC 715”).

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits as of December 31, 2011 are as follows:

•

Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 8.50% for U.S. plans and a weighted average of 5.34% for non-U.S. plans.

•

Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and postemployment benefit obligations. In determining its pension and other benefit obligations, the Company used a discount rate of 4.50% for its U.S. pension plans, a weighted average discount rate of 4.69% for non-U.S. pension plans and a discount rate of 4.45% for its postemployment benefit obligations.

•

Health care cost trend: For postemployment health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postemployment health care benefits is 7.63% declining to an ultimate trend rate of 5.0% in 2018. The assumed drug cost trend rate used to measure next year’s postemployment health care benefits is 8.94% declining to an ultimate trend rate of 5.00% in 2018.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s funding requirements.

	Pension Benefits						Other Postemployment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2012 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2012 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2012 Expense	Change in PBO
	(Millions of Dollars)
25 bp decrease in discount rate	$2	$28	$(28)	$—	$10	$(10)	$1	$8
25 bp increase in discount rate	(2)	(28)	28	—	(9)	9	(1)	(8)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 bp increase in health care trend rate	$1	$20
100 bp decrease in health care trend rate	$(1)	$(17)

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

Recorded environmental liabilities were $16 million and $19 million at December 31, 2011 and 2010, respectively. These accruals are based upon management’s best estimates, which requires management to make assumptions regarding the costs for remediation activities, the extent to which costs may be borne by other liable parties, the financial viability of such parties, the time periods over which remediation activities will be completed, and other factors. Although management believes its accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such environmental matters, any changes in the underlying assumptions could materially impact the Company’s future results of operations and financial condition. At December 31, 2011, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $41 million.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO when amounts can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $22 million and $25 million as of December 31, 2011 and 2010, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of ARO.

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

The Company has conditional asset retirement obligations (“CARO”), primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because the Company does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, the Company is currently unable to determine amounts to accrue for CARO at such sites. If new information were to become available whereby the Company could make reasonable probability assessments for these CARO, the amount accrued for ARO could change significantly, which could materially impact the Company’s statement of operations and/or financial position. Settlements of ARO in the near-future at amounts other than the Company’s best estimates as of December 31, 2011 also could materially impact the Company’s future results of operations and financial condition.

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

The Company performs its annual goodwill impairment analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair values of the Company’s reporting units to their related carrying values. If a reporting unit carrying value exceeds its fair value, the Company must then calculate the reporting unit’s implied fair value of goodwill and impairment charges are recorded for any excess of the goodwill carrying value over the implied fair value of goodwill. The reporting units’ fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.

Given the complexity of the calculation, the Company has not yet finalized “Step 2” of its annual goodwill impairment assessment. Based upon the draft valuations and preliminary assessment, the Company recorded an estimated goodwill impairment charge of $259 million for the year ended December 31, 2011. To the extent that the finalization of the Company’s assessment of goodwill requires adjustment to the preliminary impairment charge, such adjustment would be recorded in the first quarter of 2012. This charge was required to adjust the carrying value of goodwill to estimated fair value. The estimated fair value was determined based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples and multiples of current and future earnings.

The Company’s goodwill balance by reporting segment as of December 31, 2011 is as follows (in millions):

Vehicle Safety and Protection	$454
Powertrain Energy	290
Powertrain Sealing and Bearings	94

$838

The following table categorizes the Company’s goodwill by reporting unit according to the level of excess between the reporting unit’s fair value and book value after giving effect to the 2011 impairment charges:

Fair Value Exceeds Book Value	Goodwill
(8)%	$89
10%	112
30-40%	99
55%	86
95%	186
>100%	266

$838

The $89 million of goodwill for which carrying value exceeds fair value by 8% relates to one reporting unit. This reporting unit failed its “Step 1” goodwill impairment test and underwent a “Step 2” goodwill impairment test, which resulted in a goodwill impairment. Based on the results of the “Step 2” goodwill impairment test, the implied fair value of assets and liabilities after the goodwill impairment charge was less than carrying value. This is principally due to certain definite-lived intangible assets with implied fair values below carrying values that were not deemed impaired under FASB ASC 360.

The Company performs its annual trademarks and brand names impairment analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon this annual analysis, the Company recognized a $37 million impairment charge for the year ended December 31, 2011.

Based upon the results of the annual trademarks and brand names impairment analysis, the net trademarks and brand names carrying value of $277 million as of December 31, 2011 equals it fair value. All of the Company’s trademarks and brand names are associated with its aftermarket sales and are further broken down by product line.

The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales by product line. The Company performed a sensitivity analysis on its trademarks and brand names and determined that a one percentage point decrease in its projected future sales growth rates within each aftermarket product line would result in an $11 million impairment.

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

The Company recorded total impairment charges of $307 million, $2 million and $17 million for the years ended December 31, 2011, 2010 and 2009, respectively, as follows:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Goodwill	$259	$7	$(3)
Other indefinite-lived intangible assets	37	(12)	—
Property, plant and equipment	11	7	20

	$307	$2	$17

The Company’s adjustments of assets to fair value are further discussed in Note 3 to the Consolidated Financial Statements, included in Item 8 of this report.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). The determination of the Company’s tax provision is complex due to operations in many tax jurisdictions outside the United States. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other tax loss and credit carryforwards. The realization of deferred tax assets is dependent upon the Company’s ability to generate future taxable income. The Company records a valuation allowance to offset its deferred tax assets to the amount that it believes is more likely than not to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that primarily represents operating and other loss carryforwards for which utilization is uncertain. Management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against the Company’s net deferred tax assets.

The Company did not record taxes on its undistributed earnings of $677 million at December 31, 2011 since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2011, the Company had deferred tax assets of $311 million, net of a valuation allowance of $824 million, and deferred tax liabilities of $667 million. At December 31, 2010, the Company had deferred tax assets of $280 million, net of a valuation allowance of $871 million, and deferred tax liabilities of $668 million.

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of FASB ASC 740. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions included amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2011, the Company has recorded a liability for its best estimate of the more likely than not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

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

Consolidated Results

Net sales by reporting segment were:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Powertrain Energy	$2,304	$1,860	$1,413
Powertrain Sealing and Bearings	1,266	1,096	818
Vehicle Safety and Protection	1,015	936	773
Global Aftermarket	2,325	2,327	2,326

	$6,910	$6,219	$5,330

Net sales by group and region are listed below. “PTE”, “PTSB”, “VSP” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2011
United States and Canada	21%	32%	31%	62%	38%
Europe	58%	52%	45%	23%	43%
Rest of World	21%	16%	24%	15%	19%
2010
United States and Canada	22%	35%	30%	64%	41%
Europe	58%	50%	48%	22%	41%
Rest of World	20%	15%	22%	14%	18%
2009
United States and Canada	20%	33%	27%	64%	42%
Europe	63%	54%	55%	21%	42%
Rest of World	17%	13%	18%	15%	16%

Cost of products sold by reporting segment was:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Powertrain Energy	$(2,005)	$(1,632)	$(1,284)
Powertrain Sealing and Bearings	(1,126)	(985)	(800)
Vehicle Safety and Protection	(787)	(708)	(603)
Global Aftermarket	(1,896)	(1,887)	(1,851)
Corporate	(8)	—	—

	$(5,822)	$(5,212)	$(4,538)

Gross margin by reporting segment was:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Powertrain Energy	$299	$228	$129
Powertrain Sealing and Bearings	140	111	18
Vehicle Safety and Protection	228	228	170
Global Aftermarket	429	440	475
Corporate	(8)	—	—

	$1,088	$1,007	$792

Consolidated net sales increased by $691 million, or 11%, to $6,910 million for the year ended December 31, 2011 from $6,219 million for the year ended December 31, 2010. Over 60% of the Company’s sales originate outside the United States; therefore the impact of the U.S. dollar weakening in 2011, primarily against the euro, increased reported sales by $157 million.

In general, light and commercial vehicle OE production increased in all regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $531 million, inclusive of $17 million due to acquisitions. Aftermarket sales decreased by $22 million due to sales decreases in North America, partially offset by sales increases in all other regions. Net favorable customer pricing increased Company sales by $25 million.

Cost of products sold increased by $610 million to $5,822 million for the year ended December 31, 2011 compared to $5,212 million for the year ended December 31, 2010. The impact of the relative weakness of the U.S. dollar increased cost of products sold by $130 million. Manufacturing, labor and variable overhead costs increased by $468 million as a direct consequence of the higher production volumes, inclusive of $13 million of such costs associated with acquisitions. Additional increases were unfavorable productivity, net of labor and benefits inflation, of $36 million and increased materials and services sourcing costs of $28 million. These increases were partially offset by decreased depreciation of $51 million and reduced pension expense of $1 million.

Gross margin increased by $81 million to $1,088 million, or 15.7% of sales, for the year ended December 31, 2011 compared to $1,007 million, or 16.2% of sales, for the year ended December 31, 2010. This increase was due to decreased depreciation of $51 million, sales volume increases, which increased gross margin by $37 million, currency movements of $27 million, customer price increases of $25 million, $4 million directly related to acquisitions and decreased pension expense of $1 million, partially offset by unfavorable productivity, net of benefits and labor inflation, of $36 million, and increased materials and services sourcing costs of $28 million.

Reporting Segment Results 2011 versus 2010

The following table provides a reconciliation of changes in net sales, cost of products sold, gross margin and operational EBITDA for the year ended December 31, 2011 compared with the year ended December 31, 2010 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains or losses.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
2010 Net Sales	$1,860	$1,096	$936	$2,327	$—	$6,219
Sales volumes	344	122	48	(22)	—	492
Customer pricing	24	17	(4)	(12)	—	25
Acquisitions	16	—	1	—	—	17
Foreign currency	60	31	34	32	—	157

2011 Net Sales	$2,304	$1,266	$1,015	$2,325	$—	$6,910

	PTE	PTSB	VSP	GA	Corporate	Total
2010 Cost of Products Sold	$(1,632)	$(985)	$(708)	$(1,887)	$—	$(5,212)
Sales volumes / mix	(278)	(108)	(48)	(21)	—	(455)
Productivity, net of inflation	(28)	(16)	6	6	(4)	(36)
Materials and services sourcing	(21)	(5)	(22)	25	(5)	(28)
Pension	—	—	—	—	1	1
Depreciation	19	15	16	1	—	51
Acquisitions	(12)	—	(1)	—	—	(13)
Foreign currency	(53)	(27)	(30)	(20)	—	(130)

2011 Cost of Products Sold	$(2,005)	$(1,126)	$(787)	$(1,896)	$(8)	$(5,822)

	PTE	PTSB	VSP	GA	Corporate	Total
2010 Gross Margin	$228	$111	$228	$440	$—	$1,007
Sales volumes / mix	66	14	—	(43)	—	37
Customer pricing	24	17	(4)	(12)	—	25
Productivity, net of inflation	(28)	(16)	6	6	(4)	(36)
Materials and services sourcing	(21)	(5)	(22)	25	(5)	(28)
Pension	—	—	—	—	1	1
Depreciation	19	15	16	1	—	51
Acquisitions	4	—	—	—	—	4
Foreign currency	7	4	4	12	—	27

2011 Gross Margin	$299	$140	$228	$429	$(8)	$1,088

	PTE	PTSB	VSP	GA	Corporate	Total
2010 Operational EBITDA	$285	$102	$215	$292	$(223)	$671
Sales volumes / mix	66	14	—	(43)	—	37
Customer pricing	24	17	(4)	(12)	—	25
Productivity – Cost of products sold	(28)	(16)	6	6	(4)	(36)
Productivity – SG&A	(6)	5	(5)	(14)	2	(18)
Productivity – Other	1	3	1	—	(1)	4
Sourcing – Cost of products sold	(21)	(5)	(22)	25	(5)	(28)
Sourcing – SG&A	—	—	—	—	4	4
Sourcing – Other	—	—	—	—	(2)	(2)
Equity earnings of non-consolidated affiliates	5	(1)	(1)	(1)	—	2
Stock-based compensation expense	—	—	—	—	4	4
Acquisitions	4	—	—	—	—	4
Foreign currency	10	8	4	4	19	45
Other	(8)	(5)	(1)	—	4	(10)

2011 Operational EBITDA	$332	$122	$193	$257	$(202)	$702

Depreciation and amortization						(284)
Interest expense, net						(127)
Adjustments of assets to fair value						(307)
Expense associated with U.S. based funded pension plans						(44)
Restructuring expense, net						(5)
OPEB curtailment gains						1
Income tax expense						(17)
Other						(2)

Net loss						$(83)

Powertrain Energy

Sales increased by $444 million, or 24%, to $2,304 million for the year ended December 31, 2011 from $1,860 million for the year ended December 31, 2010. Sales volumes increased by $344 million due to OE production volume increases and market share gains in all regions. The acquisition of the Daros Group increased sales volume by $16 million. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements increased sales by $60 million. Customer pricing increased sales by $24 million.

Cost of products sold increased by $373 million to $2,005 million for the year ended December 31, 2011 compared to $1,632 million for the year ended December 31, 2010. This was due to a $278 million increase directly associated with improved sales volume, currency movements of $53 million, unfavorable productivity, net of labor and benefits inflation, of $28 million, increased materials and services sourcing costs of $21 million, and a $12 million increase directly associated with the Daros Group sales volume, partially offset by a decrease in depreciation of $19 million.

Gross margin increased by $71 million to $299 million, or 13.0% of sales, for the year ended December 31, 2011 compared to $228 million, or 12.3% of sales, for the year ended December 31, 2010. The favorable impact of increased sales volumes contributed to a $66 million increase in gross margin. Other factors contributing to the improved margin were customer price increases of $24 million, decreased depreciation of $19 million, currency movements of $7 million and $4 million directly related to the Daros Group. These increases were partially offset by unfavorable productivity, net of labor and benefits inflation, of $28 million and increased materials and services sourcing costs of $21 million.

Operational EBITDA increased by $47 million to $332 million for the year ended December 31, 2011 from $285 million for the year ended December 31, 2010. The impact of increased sales volumes of $66 million, customer price increases of $24 million, currency movements of $10 million, improved equity earnings of non-consolidated affiliates of $5 million, and $4 million directly attributable to the Daros Group were partially offset by unfavorable productivity, net of labor and benefits inflation, of $33 million, increased materials and services sourcing costs of $21 million, and other decreases of $8 million.

Powertrain Sealing and Bearings

Sales increased by $170 million, or 16%, to $1,266 million for the year ended December 31, 2011 from $1,096 million for the year ended December 31, 2010. Sales volumes increased by $122 million due to OE production volume increases and market share gains in all regions. PTSB generates approximately 70% of its revenue outside the United States and the resulting currency movements increased reported sales by $31 million. Customer pricing increased sales by $17 million.

Cost of products sold increased by $141 million to $1,126 million for the year ended December 31, 2011 compared to $985 million for the year ended December 31, 2010. This was due to a $108 million increase directly associated with improved sales volume, currency movements of $27 million, unfavorable productivity, net of labor and benefits inflation, of $16 million and increased materials and services sourcing costs of $5 million, partially offset by decreased depreciation of $15 million.

Gross margin increased by $29 million to $140 million, or 11.1% of sales, for the year ended December 31, 2011 compared to $111 million, or 10.1% of sales, for the year ended December 31, 2010. This increase was due to customer price increases of $17 million, decreased depreciation of $15 million, improved sales volumes, which increased gross margin by $14 million, and currency movements of $4 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $16 million and increased material and services sourcing costs of $5 million.

Operational EBITDA increased by $20 million to $122 million for the year ended December 31, 2011 from $102 million for the year ended December 31, 2010. This was due to customer price increases of $17 million, the favorable impact of sales volumes increases of $14 million and currency movements of $8 million, partially offset by unfavorable productivity, net of labor and benefits inflation, of $8 million, increased materials and services sourcing costs of $5 million, decreased equity earnings of non-consolidated affiliates of $1 million and other decreases of $5 million.

Vehicle Safety and Protection

Sales increased by $79 million, or 8%, to $1,015 million for the year ended December 31, 2011 from $936 million for the year ended December 31, 2010. Sales volumes rose by $49 million due to increased OE production and market share gains in all regions, inclusive of $1 million associated with an acquisition. Approximately 70% of VSP sales are generated outside the United States and the resulting currency movements increased reported sales by $34 million. Continued customer pricing pressure reduced sales by $4 million.

Cost of products sold increased by $79 million to $787 million for the year ended December 31, 2011 compared to $708 million for the year ended December 31, 2010. This was due to a $48 million increase directly associated with sales volume/mix, $1 million associated to an acquisition, currency movements of $30 million and increased materials and services sourcing costs of $22 million, partially offset by decreased depreciation of $16 million and productivity improvements in excess of labor and benefits inflation of $6 million.

Gross margin was $228 million, or 22.5% of sales, for the year ended December 31, 2011 compared to $228 million, or 24.4% of sales, for the year ended December 31, 2010. This was due to decreased depreciation of $16 million, favorable productivity in excess of labor and benefits inflation of $6 million and currency movements of $4 million, offset by increased materials and services sourcing costs of $22 million and customer price decreases of $4 million.

Operational EBITDA decreased by $22 million to $193 million for the year ended December 31, 2011 from $215 million for the year ended December 31, 2010. This decrease was due to increased materials and services sourcing costs of $22 million, customer price decreases of $4 million, decreased equity earnings of non-consolidated affiliates of $1 million and other decreases of $1 million, partially offset by the favorable impact of currency movements of $4 million and productivity improvements in excess of labor and benefits inflation of $2 million.

Global Aftermarket

Sales decreased by $2 million to $2,325 million for the year ended December 31, 2011 from $2,327 million for the year ended December 31, 2010. Currency movements of $32 million were offset by sales volume decreases of $22 million and customer price decreases of $12 million.

Cost of products sold increased by $9 million to $1,896 million for the year ended December 31, 2011compared to $1,887 million for the year ended December 31, 2010. This increase was due to $21 million directly associated with unfavorable sales mix and currency movements of $20 million, partially offset by materials and services sourcing savings of $25 million, productivity improvements in excess of labor and benefits inflation of $6 million and decreased depreciation of $1 million.

Gross margin decreased by $11 million to $429 million, or 18.5% of sales, for the year ended December 31, 2011 compared to $440 million, or 18.9% of sales, for the year ended December 31, 2010. This decrease was due to lower sales volumes and unfavorable sales mix, which decreased gross margin by $43 million, and customer price decreases of $12 million, partially offset by improved materials and services sourcing of $25 million, currency movements of $12 million, productivity improvements in excess of labor and benefits inflation of $6 million and decreased depreciation of $1 million.

Operational EBITDA decreased by $35 million to $257 million for the year ended December 31, 2011 from $292 million for the year ended December 31, 2010. This decrease was due to the impact of lower sales volumes and unfavorable sales mix of $43 million, customer price decreases of $12 million, unfavorable productivity, net of labor and benefits inflation, of $8 million, and decreased equity earnings of non-consolidated affiliates of $1 million, partially offset by materials and services sourcing savings of $25 million and currency movements of $4 million.

Corporate

Operational EBITDA improved by $21 million to $(202) million for the year ended December 31, 2011 from $(223) million for the year ended December 31, 2010. This improvement was due to foreign currency movements of $19 million, decreased stock-based compensation expense of $4 million and other cost reductions of $4 million, partially offset by increased costs, net of labor and benefits inflation, of $3 million and increased materials and services sourcing costs of $3 million.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $689 million, or 10.0% of net sales, for the year ended December 31, 2011 as compared to $684 million, or 11.0% of net sales, for the year ended December 31, 2010. This $5 million increase was due to increased costs, net of labor and benefits inflation, of $18 million and currency movements of $14 million, partially offset by lower pension and other postemployment benefits expense of $14 million, lower stock-based compensation expense of $4 million, materials and services sourcing savings of $4 million, reduced depreciation expense of $4 million and other reductions of $1 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $172 million for the year ended December 31, 2011 compared with $156 million for the year ended December 31, 2010. As a percentage of OE sales, R&D was 3.8% and 4.0% for the year ended December 31, 2011 and 2010, respectively.

OPEB Curtailment Gains

In December 2011 the Company ceased operations at one of its U.S. manufacturing locations. The resulting reduction in average remaining future service period to the full eligibility date of the remaining active plan participants triggered the recognition of a $1 million other postemployment (“OPEB”) curtailment gain which was recognized in the consolidated statements of operations during the fourth quarter of 2011.

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan which eliminated OPEB for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Given that this event eliminated the accrual of defined benefits for a significant number of active participants, the Company re-measured its OPEB obligation. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $162 million prior service credit in accumulated other comprehensive income (“AOCI”). The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $4 million curtailment gain which was recognized in the consolidated statements of operations during the second quarter of 2010. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.

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

Interest Expense, Net

Net interest expense was $127 million in the year ended December 31, 2011 compared to $129 million for the year ended December 31, 2010.

Other (Expense) Income, Net

Other (expense) income, net was $(16) million for the year ended December 31, 2011 compared to $(17) million for the year ended December 31, 2010.

Foreign currency exchange: The Company recognized $9 million in foreign currency exchange losses during the year ended December 31, 2011. This was due to unfavorable foreign currency volatility in regions where the transactional currency differs from the functional currency. The Company recognized $26 million in foreign currency exchange losses during the year ended December 31, 2010.

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

On January 8, 2010, the Venezuelan government devalued its currency. All of the Company’s Venezuelan balances are translated at 4.3 bolivars per U.S. dollar at December 31, 2010. During the year ended December 31, 2010, the Company recorded $25 million in expense due to this currency devaluation, comprised of foreign currency exchange expense of $21 million, tax expense of $3 million and cost of products sold of $1 million. The remaining Venezuelan cash balance of $12 million as of December 31, 2011 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.

Gain on liabilities subject to compromise: During 2010, the Company recognized a $14 million gain related to a change in estimate to amounts payable to holders of unsecured claims in the Predecessor Company’s Chapter 11 proceedings.

Reporting Segment Results 2010 versus 2009

The following table provides changes in net sales, cost of products sold, gross margin and operational EBITDA for the year ended December 31, 2010 compared with the year ended December 31, 2009 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, gain on settlement of liabilities subject to comprise, fresh-start reporting adjustments, expense associated with U.S. based funded pension plans and OPEB curtailment gains.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
2009 Net Sales	$1,413	$818	$773	$2,326	$—	$5,330
Sales volumes	470	301	186	22	—	979
Customer pricing	(9)	(4)	(12)	(28)	—	(53)
Daros acquisition	16	—	—	—	—	16
Foreign currency	(30)	(19)	(11)	7	—	(53)

2010 Net Sales	$1,860	$1,096	$936	$2,327	$—	$6,219

	PTE	PTSB	VSP	GA	Corporate	Total
2009 Cost of Products Sold	$(1,284)	$(800)	$(603)	$(1,851)	$—	$(4,538)
Sales volumes / mix	(363)	(213)	(138)	(66)	—	(780)
Productivity, net of inflation	26	8	15	2	(3)	48
Materials and services sourcing	5	15	18	26	(1)	63
Pension	(1)	(1)	—	—	4	2
Depreciation	(5)	(3)	1	—	—	(7)
Daros acquisition	(14)	—	—	—	—	(14)
Foreign currency	4	9	(1)	2	—	14

2010 Cost of Products Sold	$(1,632)	$(985)	$(708)	$(1,887)	$—	$(5,212)

	PTE	PTSB	VSP	GA	Corporate	Total
2009 Gross Margin	$129	$18	$170	$475	$—	$792
Sales volumes / mix	107	88	48	(44)	—	199
Customer pricing	(9)	(4)	(12)	(28)	—	(53)
Productivity, net of inflation	26	8	15	2	(3)	48
Materials and services sourcing	5	15	18	26	(1)	63
Pension	(1)	(1)	—	—	4	2
Depreciation	(5)	(3)	1	—	—	(7)
Daros acquisition	2	—	—	—	—	2
Foreign currency	(26)	(10)	(12)	9	—	(39)

2010 Gross Margin	$228	$111	$228	$440	$—	$1,007

	PTE	PTSB	VSP	GA	Corporate	Total
2009 Operational EBITDA	$176	$18	$164	$320	$(175)	$503
Sales volumes / mix	107	88	48	(44)	—	199
Customer pricing	(9)	(4)	(12)	(28)	—	(53)
Productivity – Cost of products sold	26	8	15	2	(3)	48
Productivity – SG&A	(11)	(8)	(5)	5	(29)	(48)
Productivity – Other	1	(2)	—	—	(4)	(5)
Sourcing – Cost of products sold	5	15	18	26	(1)	63
Sourcing – SG&A	—	—	—	—	5	5
Sourcing – Other	—	(1)	—	—	(8)	(9)
Equity earnings of non-consolidated affiliates	13	1	—	2	1	17
Stock-based compensation expense	—	—	—	—	19	19
Gain on sale of debt investment in 2009	—	—	—	—	(8)	(8)
Daros acquisition	2	—	—	—	—	2
Foreign currency	(24)	(5)	(12)	9	(25)	(57)
Other	(1)	(8)	(1)	—	5	(5)

2010 Operational EBITDA	$285	$102	$215	$292	$(223)	$671

Depreciation and amortization						(333)
Interest expense, net						(129)
Expense associated with U.S. based funded pension plans						(52)
OPEB curtailment gains						29
Restructuring expense, net						(8)
Adjustments of assets to fair value						(2)
Income tax expense						(12)
Other						3

Net income						$167

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

OPEB Curtailment Gains

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan which eliminated OPEB for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Given that this event eliminated the accrual of defined benefits for a significant number of active participants, the Company re-measured its OPEB obligation. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $162 million prior service credit in accumulated other comprehensive income (“AOCI”). The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $4 million curtailment gain which was recognized in the consolidated statements of operations during the second quarter of 2010. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.

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

Adjustments of Assets to Fair Value

The Company recorded total impairment charges of $307 million, $2 million and $17 million for the years ended December 31, 2011, 2010 and 2009, respectively, as follows:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Goodwill	$259	$7	$(3)
Other indefinite-lived intangible assets	37	(12)	—
Property, plant and equipment	11	7	20

	$307	$2	$17

The Company’s adjustments of assets to fair value are further discussed in Note 3 to the Consolidated Financial Statements, included in Item 8 of this report.

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

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. The Company’s global workforce of 45,000 employees as of December 31, 2011 is approximately 1,700 positions less than the workforce as of September 30, 2008 due to Restructuring 2009 actions, partially offset by subsequent rehiring of employees as production volumes increased in 2010 and 2011. During 2011, the Company recorded $3 million in facility closure costs, $1 million in employee costs and $(4) million in employee cost reversals associated with Restructuring 2009. During 2010, the Company recorded $5 million in facility closure costs, $3 million in employee costs and $(8) million in employee cost reversals associated with Restructuring 2009. During 2009, the Company recorded $29 million in employee costs and $2 million in facility closure costs associated with Restructuring 2009. The Company does not expect to incur additional restructuring expenses associated with Restructuring 2009.

During the years ended December 31, 2011, 2010 and 2009, the Company recorded $5 million, $8 million and $1 million, respectively, in net restructuring expenses outside of Restructuring 2009. The Company recorded $3 million in employee costs and $2 million in facility closure costs related to other restructuring activities during 2011. The Company recorded $7 million in employee costs and $1 million in facility closure costs related to other restructuring activities during 2010. The Company recorded $1 million in employee costs related to other restructuring activities during 2009.

The Company’s restructuring activities are further discussed in Note 2 to the Consolidated Financial Statements, included in Item 8 of this report.

Income Taxes

For the year ended December 31, 2011, the Company recorded income tax expense of $17 million on a loss before income taxes of $66 million, compared to income tax expense of $12 million on income before income taxes of $179 million for the year ended December 31, 2010, and compared to an income tax benefit of $39 million on a loss before income taxes of $72 million for the year ended December 31, 2009. The income tax expense for the year ended December 31, 2011 differs from the U.S. statutory rate primarily due to a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, tax refund from prior years, release of uncertain tax positions due to audit settlement and a tax benefit recorded related to a special economic zone tax incentive in Poland. The income tax expense for the year ended December 31, 2010 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and the reversal of a valuation allowance against net deferred assets of a subsidiary, partially offset by pre-tax losses with no tax benefits. For the year ended December 31, 2009, the primary difference between the Company’s income tax expense at its statutory rate and actual tax expense recorded was due to favorable audit settlements and a tax benefit from the reversal of valuation allowances, which were partially offset by the non-recognition of income tax benefits in various jurisdictions and a tax benefit recorded to continuing operations pursuant to an exception to the intraperiod tax allocation rules.

The Company’s income taxes are further discussed in Note 14 to the Consolidated Financial Statements, included in Item 8 of this report.

Liquidity and Capital Resources

Operating Activities

Net cash provided by operating activities was $241 million, $404 million and $328 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Working Capital

The cash (outflows) inflows from changes in working capital were $(190) million, $(54) million and $76 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The cash outflow due to changes in accounts receivable for the year ended December 31, 2011 of $137 million is a result of year-over-year volume increases along with some terms extensions with customers in the North American Aftermarket.

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

The cash outflow due to changes in inventory of $140 million and the cash inflow due to changes in accounts payable of $87 million for the year ended December 31, 2011 are both largely as a result of the increase in global revenues for full year 2011 as compared to full year 2010.

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

Investing Activities

Cash flow used by investing activities was $356 million, $283 million and $166 million for the years ended December 31, 2011, 2010 and 2009, respectively. Expenditures for property, plant and equipment were $348 million, $251 million and $176 million for the years ended December 31, 2011, 2010 and 2009, respectively. As a result of the reduction in global revenue at the end of 2008 and throughout 2009, the Company was able to utilize excess capacity and equipment, including that made available through the consolidation of production activities at certain locations. These actions made it possible for the Company to operate with a lower level of capital investment throughout 2009.

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

Financing Activities and Liquidity

Cash flow used by financing activities was $15 million, $44 million, and $35 million for the years ended December 31, 2011, 2010, and 2009 respectively. Financing activity during 2011 primarily related to scheduled debt repayments, partially offset by increased short-term debt borrowing. Financing activity during 2010 and 2009 primarily related to scheduled debt repayments.

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

The Company has the following contractual obligations and commercial commitments outstanding at December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
	(Millions of Dollars)
Debt obligations	$88	$31	$1,853	$930	$1	$—	$2,903
Interest payments	107	102	64	22	—	—	295
Letters of credit	38	—	—	—	—	—	38
Pension and other postemployment benefit plans	153	151	159	149	127	291	1,030
Operating leases	34	30	25	18	16	22	145

Total	$420	$314	$2,101	$1,119	$144	$313	$4,411

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its Debt Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of 2012. In the longer term, the Company believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

The Debt Facilities contain some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants under its Debt Facilities as of December 31, 2011. Based on current forecasts, the Company expects to be in compliance with the covenants under the Debt Facilities through December 31, 2012.

As of December 31, 2011, the Company had $953 million of cash and cash equivalents, of which $578 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, the Company asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, the Company will accrue any applicable taxes in the period when the Company no longer intends to indefinitely reinvest these funds. The Company would expect that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $228 million and $210 million as of December 31, 2011 and 2010, respectively. Dividends received from non-consolidated affiliates by the Company for the years ended December 31, 2011, 2010 and 2009 were $16 million, $43 million and $7 million, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners, to original equipment and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2011, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. If this put option were exercised at its estimated current fair value, such exercise could have a material effect on the Company’s liquidity. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

The Company purchases/sells inventory from/to this Turkish joint venture (“Turkey JV”). Purchases from the Turkey JV for the years ended December 31, 2011, 2010 and 2009 were $171 million, $127 million and $94 million, respectively. Sales to the Turkey JV for the years ended December 31, 2011, 2010 and 2009 were $46 million, $36 million and $27 million, respectively. The Company had net accounts payable balances with the Turkey JV of $6 million and $7 million as of December 31, 2011 and 2010, respectively.

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

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $203 million and $211 million as of December 31, 2011 and 2010, respectively. Of those gross amounts, $202 million and $210 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of December 31, 2011 and 2010, the Company had outstanding transferred receivables for which cash of an immaterial amount and $1 million, respectively, had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $1.7 billion, $1.3 billion and $1.3 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

Expenses associated with transfers of receivables were $9 million, $6 million and $4 million for the years ended December 31, 2011, 2010 and 2009, respectively. These expenses were recorded in the consolidated statements of operations within “Other (expense) income, net.”

Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $23 million and $32 million as of December 31, 2011 and 2010, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Note 5 to the Consolidated Financial Statements, included in Item 8 of this report, for information with respect to interest rate risk, commodity price risk and foreign currency risk.

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the year ended December 31, 2011, the Company derived 36% of its sales in the United States and 64% internationally. Of these international sales, 68% are denominated in the euro, with no other single currency representing more than 7%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the year ended December 31, 2011 would have decreased “Net income attributable to Federal-Mogul” by approximately $42 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal controls over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (the “COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2011, management has concluded that the Company’s internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited Federal-Mogul Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Federal-Mogul Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included as Item 8. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Federal-Mogul Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Federal-Mogul Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan

February 28, 2012

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$6,910	$6,219	$5,330
Cost of products sold	(5,822)	(5,212)	(4,538)

Gross margin	1,088	1,007	792
Selling, general and administrative expenses	(689)	(684)	(690)
Other postemployment benefits curtailment gains	1	29	—
Adjustments of assets to fair value	(307)	(2)	(17)
Interest expense, net	(127)	(129)	(132)
Amortization expense	(48)	(49)	(49)
Equity earnings of non-consolidated affiliates	37	32	16
Restructuring expense, net	(5)	(8)	(32)
Other (expense) income, net	(16)	(17)	40

(Loss) income before income taxes	(66)	179	(72)
Income tax (expense) benefit	(17)	(12)	39

Net (loss) income	(83)	167	(33)
Less net income attributable to noncontrolling interests	(7)	(6)	(12)

Net (loss) income attributable to Federal-Mogul	$(90)	$161	$(45)

Net (Loss) Income Per Common Share Attributable to Federal-Mogul:
Basic	$(0.91)	$1.63	$(0.46)

Diluted	$(0.91)	$1.62	$(0.46)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	December 31
	2011	2010
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$953	$1,105
Accounts receivable, net	1,186	1,075
Inventories, net	956	847
Prepaid expenses and other current assets	204	244

Total current assets	3,299	3,271
Property, plant and equipment, net	1,855	1,802
Goodwill and other indefinite-lived intangible assets	1,115	1,431
Definite-lived intangible assets, net	434	484
Investments in non-consolidated affiliates	228	210
Other noncurrent assets	98	98

	$7,029	$7,296

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$88	$73
Accounts payable	767	660
Accrued liabilities	367	428
Current portion of postemployment benefit liability	43	47
Other current liabilities	165	143

Total current liabilities	1,430	1,351
Long-term debt	2,741	2,752
Postemployment benefits	1,229	1,172
Long-term portion of deferred income taxes	434	470
Other accrued liabilities	142	186
Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of both December 31, 2011 and 2010)	1	1
Additional paid-in capital, including warrants	2,150	2,150
Accumulated deficit	(442)	(352)
Accumulated other comprehensive loss	(739)	(505)
Treasury stock, at cost	(17)	(17)

Total Federal-Mogul shareholders’ equity	953	1,277

Noncontrolling interests	100	88

Total shareholders’ equity	1,053	1,365

	$7,029	$7,296

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net (loss) income	$(83)	$167	$(33)
Adjustments to reconcile net (loss) income to net cash provided from (used by) operating activities:
Adjustments of assets to fair value	307	2	17
Depreciation and amortization	284	333	327
Change in postemployment benefits, excluding curtailment gains	(45)	(26)	58
Deferred tax benefit	(17)	(41)	(62)
Equity earnings of non-consolidated affiliates	(37)	(32)	(16)
Cash dividends received from non-consolidated affiliates	16	43	7
Restructuring expense, net	5	8	32
Payments against restructuring liabilities	(21)	(36)	(94)
Other postemployment benefits curtailment gains	(1)	(29)	—
Payments to settle non-debt liabilities subject to compromise, net	(1)	(16)	(51)
Loss on Venezuelan currency devaluation	—	25	—
Payments from U.S. Asbestos Trust	—	—	40
Changes in operating assets and liabilities:
Accounts receivable	(137)	(149)	14
Inventories	(140)	(27)	93
Accounts payable	87	122	(31)
Other assets and liabilities	24	60	27

Net Cash Provided From Operating Activities	241	404	328
Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(348)	(251)	(176)
Payments to acquire business	(8)	(39)	—
Net proceeds from sales of property, plant and equipment	—	3	2
Other	—	4	8

Net Cash Used By Investing Activities	(356)	(283)	(166)
Cash Provided From (Used By) Financing Activities
Principal payments on Debt Facilities	(29)	(30)	(30)
Net proceeds (remittances) on servicing of factoring arrangements	2	(10)	4
Decrease in other long-term debt	(4)	(3)	—
Increase (decrease) in short-term debt	16	(1)	(8)
Debt amendment / issuance fees	—	—	(1)

Net Cash Used By Financing Activities	(15)	(44)	(35)
Effect of foreign currency exchange rate fluctuations on cash	(22)	14	19
Effect of Venezuelan currency devaluation on cash	—	(20)	—

Effect of foreign currency fluctuations on cash	(22)	(6)	19

(Decrease) increase in cash and equivalents	(152)	71	146
Cash and equivalents at beginning of year	1,105	1,034	888

Cash and equivalents at end of year	$953	$1,105	$1,034

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total	Noncontrolling Interests
	(Millions of Dollars)
Balance at January 1, 2009	$1	$2,123	$(468)	$(688)	$(17)	$951	$45
Net (loss) income			(33)			(33)	12
Less net income attributable to noncontrolling interests			(12)			(12)
Currency translation adjustments and other				68		68	10
Postemployment benefits, net of $(10) tax impact				16		16
Hedge instruments, net of $(19) tax impact				33		33

Total Comprehensive Income						72	22
Capital investment in subsidiary by non-controlling shareholder							9

Balance at December 31, 2009	1	2,123	(513)	(571)	(17)	1,023	76
Net income			167			167	6
Less net income attributable to noncontrolling interests			(6)			(6)
Currency translation adjustments and other				14		14	(1)
Postemployment benefits, no tax impact				65		65
Hedge instruments, inclusive of $(1) tax impact				(13)		(13)

Total Comprehensive Income						227	5
Capital investment in subsidiary by non-controlling shareholder							7
Stock-based compensation (see Note 18)		27				27

Balance at December 31, 2010	1	2,150	(352)	(505)	(17)	1,277	88
Net (loss) income			(83)			(83)	7
Less net income attributable to noncontrolling interests			(7)			(7)
Currency translation adjustments and other				(124)		(124)	(5)
Postemployment benefits, inclusive of $1 tax impact				(111)		(111)
Hedge instruments, no tax impact				1		1

Total Comprehensive Loss						(324)	2
Capital investment in subsidiary by non-controlling shareholder							10

Balance at December 31, 2011	$1	$2,150	$(442)	$(739)	$(17)	$953	$100

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

Icahn Sourcing LLC (“Icahn Sourcing”) is an entity formed and controlled by Carl C. Icahn, the Chairman of the Company’s Board, in order to leverage the potential buying power of a group of entities with which Mr. Icahn either owns or otherwise has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property. The Company is a member of the buying group and, as such, is afforded the opportunity to purchase goods, services and property from vendors with whom Icahn Sourcing has negotiated rates and terms. Icahn Sourcing does not guarantee that the Company will purchase any goods, services or property from any such vendors, and the Company is under no obligation to do so. The Company does not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement and Icahn Sourcing neither sells to nor buys from any member of the buying group. The Company has purchased a variety of goods and services as a member of the buying group at prices and on terms that it believes are more favorable than those which would be achieved on a stand-alone basis, however, these purchases are not material to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable is stated at net realizable value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. The Company’s general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an original equipment manufacturer or servicer (“OE”) or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administration (“SG&A”) expenses are bad debt expenses of $3 million, $1 million and $5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was $13 million at both December 31, 2011 and 2010.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $203 million and $211 million as of December 31, 2011 and 2010, respectively. Of those gross amounts, $202 million and $210 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable. Thus, as of December 31, 2011 and 2010, the Company had outstanding transferred receivables for which cash of an immaterial amount and $1 million, respectively, had not yet been drawn. Proceeds from the transfers of accounts receivable qualifying as sales were $1.7 billion, $1.3 billion and $1.3 billion for the years ended December 31, 2011, 2010 and 2009, respectively.

Expenses associated with transfers of receivables were $9 million, $6 million and $4 million for the years ended December 31, 2011, 2010 and 2009, respectively. These expenses were recorded in the consolidated statements of operations within “Other (expense) income, net.”

Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $23 million and $32 million as of December 31, 2011 and 2010, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

Inventories: The Company values inventory at the lower of cost or market, with cost determined on a first-in, first-out (“FIFO”) basis. Cost of inventory includes direct materials, labor and applicable manufacturing overhead costs. The value of inventories are reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Goodwill: As of December 31, 2007, goodwill was determined as the excess of reorganization value over amounts attributable to specific tangible and intangible assets, including developed technology and customer relationships. Goodwill is reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other (“FASB ASC 350”). This impairment analysis compares the fair values of the Company’s reporting units to their related carrying values. If a reporting unit carrying value exceeds its fair value, the Company must then calculate the reporting unit’s implied fair value of goodwill and impairment charges are recorded for any excess of the goodwill carrying value over the implied fair value of goodwill. The reporting units’ fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.

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

Sales and Sales Related Taxes: The Company collects and remits taxes assessed by various governmental authorities that are both imposed on and concurrent with revenue-producing transactions with its customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. The collection of these taxes is reported on a net basis (excluded from revenues).

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

Research and Development: The Company expenses research and development (“R&D”) costs as incurred. R&D expense, including product engineering and validation costs, was $172 million, $156 million and $140 million for the years ended December 31, 2011, 2010 and 2009, respectively. As a percentage of OE sales, R&D expense was 3.8%, 4.0% and 4.7% for the years ended December 31, 2011, 2010, and 2009, respectively.

Advertising Costs: Advertising and promotion expenses for continuing operations are expensed as incurred and were $49 million, $40 million and $38 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Restructuring: The costs contained within “Restructuring expense, net” in the Company’s consolidated statements of operations are comprised of two types: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation –

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU provides guidance on whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The Company’s adoption of this ASU to had no impact on its financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU makes changes to fair value principles related to premiums and discounts and the measurement of financial instruments, requires new disclosures with a focus on level 3 measurements and makes clarifications regarding the definition of a principal market. This guidance is effective for fiscal years beginning after December 15, 2011. The Company does not expect the provisions of this ASU to have a material effect on its financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU will change the manner in which entities present comprehensive income in their financial statements. This guidance is effective for fiscal years beginning after December 15, 2011. The Company will adopt this new guidance effective January 1, 2012. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Company will comply with this deferral as it adopts ASU 2011-05 effective January 1, 2012.

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

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan. This ASU requires enhanced disclosures for multiemployer pension plan and is effective for annual periods ending after December 15, 2011. The Company’s adoption of this ASU to had no disclosure impact.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. This guidance is effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The Company anticipates the adoption of this guidance will have minimal impact to its current disclosures.

2. RESTRUCTURING

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The following table is a summary of the Company’s consolidated restructuring liabilities and related activity for 2011, 2010 and 2009. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Balance at January 1, 2009	$34	$47	$22	$5	$5	$113
Provisions	33	20	17	7	2	79
Reversals	(22)	(11)	(13)	(1)	—	(47)
Payments	(29)	(33)	(21)	(7)	(4)	(94)
Foreign currency	3	1	—	—	—	4

Balance at December 31, 2009	19	24	5	4	3	55
Provisions	5	7	1	3	—	16
Reversals	(3)	(4)	(1)	—	—	(8)
Payments	(9)	(18)	(4)	(4)	(1)	(36)
Foreign currency	(1)	(2)	—	—	—	(3)

Balance at December 31, 2010	11	7	1	3	2	24
Provisions	4	2	2	1	—	9
Reversals	(3)	—	—	(1)	—	(4)
Payments	(10)	(5)	(3)	(2)	(1)	(21)

Balance at December 31, 2011	$2	$4	$—	$1	$1	$8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost for 2011, 2010 and 2009. As the table indicates, facility closure costs are typically paid within the year of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2009	$113	$—	$113
Provisions	77	2	79
Reversals	(47)	—	(47)
Payments	(92)	(2)	(94)
Foreign currency	4	—	4

Balance at December 31, 2009	55	—	55
Provisions	10	6	16
Reversals	(8)	—	(8)
Payments	(30)	(6)	(36)
Foreign currency	(3)	—	(3)

Balance at December 31, 2010	24	—	24
Provisions	4	5	9
Reversals	(4)	—	(4)
Payments	(16)	(5)	(21)

Balance at December 31, 2011	$8	$—	$8

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed $4 million, $8 million and $47 million of previously recorded liabilities in 2011, 2010 and 2009, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

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

The following table provides a summary of the Company’s Restructuring 2009 liabilities and related activity as of and for the years ended December 31, 2011, 2010 and 2009 by reporting segment:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Balance at January 1, 2009	$33	$44	$22	$5	$3	$107
Provisions	33	21	16	6	2	78
Reversals	(22)	(11)	(13)	(1)	—	(47)
Payments	(28)	(32)	(19)	(7)	(4)	(90)
Foreign currency	3	1	—	—	—	4

Balance at December 31, 2009	19	23	6	3	1	52
Provisions	1	6	1	—	—	8
Reversals	(3)	(4)	(1)	—	—	(8)
Payments	(8)	(17)	(4)	(1)	(1)	(31)
Foreign currency	(1)	(1)	(1)	—	—	(3)

Balance at December 31, 2010	8	7	1	2	—	18
Provisions	2	2	—	—	—	4
Reversals	(3)	—	—	(1)	—	(4)
Payments	(6)	(5)	(1)	(1)	—	(13)

Balance at December 31, 2011	$1	$4	$—	$—	$—	$5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table provides a summary of the Company’s Restructuring 2009 liabilities and related activity for each type of exit cost for 2011, 2010 and 2009. As the table indicates, facility closure costs are typically paid within the year of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2009	$107	$—	$107
Provisions	76	2	78
Reversals	(47)	—	(47)
Payments	(88)	(2)	(90)
Foreign currency	4	—	4

Balance at December 31, 2009	52	—	52
Provisions	3	5	8
Reversals	(8)	—	(8)
Payments	(26)	(5)	(31)
Foreign currency	(3)	—	(3)

Balance at December 31, 2010	18	—	18
Provisions	1	3	4
Reversals	(4)	—	(4)
Payments	(10)	(3)	(13)

Balance at December 31, 2011	$5	$—	$5

The Company has incurred total expenses of $157 million since the inception of this program, of which $147 million were employee costs and $10 million were facility closure costs. The Company does not expect to incur any additional costs under the Restructuring 2009 Program. Cumulative net charges related to Restructuring 2009 are as follows (in millions of dollars):

Total Incurred Costs
Powertrain Energy	$46
Powertrain Sealing and Bearings	60
Vehicle Safety and Protection	34
Global Aftermarket	11
Corporate	6

$157

Other Restructuring Activities

During the years ended December 31, 2011, 2010 and 2009, the Company recorded $5 million, $8 million and $1 million, respectively, in net restructuring expenses outside of Restructuring 2009. The Company recorded $3 million in employee costs and $2 million in facility closure costs related to other restructuring activities during 2011. The Company recorded $7 million in employee costs and $1 million in facility closure costs related to other restructuring activities during 2010. The Company recorded $1 million in employee costs related to other restructuring activities during 2009.

PTE announced the closure and relocation of its rings facility in Wausau, WI to other facilities with available capacity during 2010. The Company recorded $1 million in employee costs and $1 million in facility closure costs during the year ended December 31, 2011 associated with this action. The Company recorded $2 million during the year ended December 31, 2010 in employee costs associated with this action. The closure was completed in the fourth quarter of 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

3. ADJUSTMENTS OF ASSETS TO FAIR VALUE

The Company recorded total impairment charges of $307 million, $2 million and $17 million for the years ended December 31, 2011, 2010 and 2009, respectively, as follows:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Goodwill	$259	$7	$(3)
Other indefinite-lived intangible assets	37	(12)	—
Property, plant and equipment	11	7	20

	$307	$2	$17

Impairments of goodwill and other indefinite-lived intangible assets are discussed further in Note 9.

The Company recorded impairment charges of $11 million, $7 million and $20 million for the years ended December 31, 2011, 2010 and 2009, respectively, to adjust property, plant and equipment to their fair values in accordance with the subsequent measurement provisions of FASB ASC 360 (see Note 6). The charges by reporting segment are as follows:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Powertrain Energy	$3	$4	$15
Powertrain Sealing and Bearings	1	—	3
Vehicle Safety and Protection	7	4	2
Global Aftermarket	—	(1)	—

	$11	$7	$20

2011 Impairments

The Powertrain Energy (“PTE”) reporting segment recorded $3 million in impairment charges during 2011, of which $2 million related to the establishment of an asset retirement obligation (see Note 6) for a PTE facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was immediately impaired. The remaining $1 million in impairment charges recorded during 2011 was made up of immaterial fixed assets impairments at several PTE facilities.

The Powertrain Sealing and Bearings (“PTSB”) reporting segment recorded $1 million in impairment charges during 2011, all related to one piece of equipment that was no longer useable by the Company.

The Vehicle Safety and Protection (“VSP”) reporting segment recorded $7 million in impairment charges during 2011, of which $9 million related to three VSP operating facilities. The Company’s reassessment of an ARO at a VSP facility was $2 million less than the Company’s previous assessment based upon revised information. This resulted in the reversal of the excess accrual of $2 million through impairment, where the offset to such liability was originally recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

2010 Impairments

The PTE reporting segment recorded $4 million in impairment charges during 2010, of which $3 million related to one PTE operating facility. The remaining $1 million in impairment charges recorded during 2010 was made up of immaterial fixed assets impairments at several PTE facilities.

The Company recorded $4 million in impairment charges during 2010 related to the identification of equipment at a VSP operating facility that were no longer being used and were written off.

The Company’s reassessment of an ARO at a Global Aftermarket facility was $1 million less than the Company’s previous assessment based upon revised information. This resulted in the reversal of the excess accrual of $1 million through impairment, where the offset to such liability was originally recorded.

2009 Impairments

The PTE reporting segment recorded $15 million in impairment charges during 2009 related to one PTE operating facility. In addition, the Company recorded impairment charges of $3 million and $2 million related to PTSB and VSP operating facilities, respectively, primarily as a result of reduced volumes.

4. OTHER (EXPENSE) INCOME, NET

The specific components of “Other (expense) income, net” are as follows:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Foreign currency exchange	$(9)	$(26)	$(2)
Accounts receivable discount expense	(9)	(6)	(4)
Unrealized (loss) gain on derivative instruments	(1)	—	7
Gain on liabilities subject to compromise	—	14	—
Environmental claims settlements	—	—	12
Gain on sale of debt investment	—	—	8
Gain on involuntary conversion	—	—	7
Other	3	1	12

	$(16)	$(17)	$40

Foreign currency exchange: The Company recognized $9 million, $26 million and $2 million in foreign currency exchange losses during the years ended December 31, 2011, 2010 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

On January 8, 2010, the Venezuelan government devalued its currency. During the year ended December 31, 2010, the Company recorded $25 million in expense due to this currency devaluation, comprised of foreign currency exchange expense of $21 million, tax expense of $3 million and cost of products sold of $1 million. The remaining Venezuelan cash balance of $12 million as of December 31, 2011 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.

Gain on liabilities subject to compromise: During 2010 the Company recognized a $14 million gain related to a change in estimate to amounts payable to holders of unsecured claims in the Predecessor Company’s Chapter 11 proceedings.

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

5. FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans under the Debt Facilities. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2011 and 2010, unrealized net losses of $44 million and $70 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of December 31, 2011, losses of $36 million are expected to be reclassified to the consolidated statement of operations within the next 12 months.

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

The Company had commodity price hedge contracts outstanding with combined notional values of $117 million and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

$50 million at December 31, 2011 and 2010, respectively, of which substantially all mature within one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net losses of $15 million were recorded in “Accumulated other comprehensive loss” as of December 31, 2011. Unrealized net gains of $12 million were recorded in “Accumulated other comprehensive loss” as of December 31, 2010.

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

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. The Company had notional values of $27 million and $20 million of foreign currency hedge contracts outstanding at December 31, 2011 and 2010, respectively, of which substantially all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $3 million were recorded in “Accumulated other comprehensive loss” as of December 31, 2011. Immaterial unrealized net losses were recorded in “Accumulated other comprehensive loss” as of December 31, 2010.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of retailers, distributors and installers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of the Company’s direct sales during 2011. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31 2011	December 31 2010	Balance Sheet Location	December 31 2011	December 31 2010
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(36)	$(37)
				Other noncurrent liabilities	(8)	(33)
Commodity contracts	Other current assets	—	13	Other current liabilities	(16)	(1)
Foreign currency contracts	Other current liabilities	3	—		—	—

		$3	$13		$(60)	$(71)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2011 (in millions of dollars):

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(Millions of Dollars)
Interest rate swap contracts	$(13)	Interest expense, net	$(39)		$—
Commodity contracts	(22)	Cost of products sold	5	Other (expense) income, net	(1)
Foreign currency contracts	3	Cost of products sold	—		—

	$(32)		$(34)		$(1)

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

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC Topic 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at December 31, 2011 and 2010 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
December 31, 2011:
Interest rate swap contracts	$(44)	$(44)	C
Commodity contracts	(16)	(16)	C
Foreign currency contracts	3	3	C
December 31, 2010:
Interest rate swap contracts	$(70)	$(70)	C
Commodity contracts	12	12	C

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

The following table presents the Company’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2011:

	Total	Level 1	Level 2	Valuation Technique
	(Millions of Dollars)
U.S. Plans:
Cash	$669	$669	$—	A
Investments with registered investment companies:
Equity securities	1	1	—	A

	$670	$670	$—

Non-U.S. Plans:
Insurance contracts	$35	$—	$35	B
Cash	1	1	—	A
Investments with registered investment companies:
Fixed income securities	9	9	—	A
Equity securities	1	1	—	A
Corporate bonds	2	—	2	B

	$48	$11	$37

The Company changed investment managers for its U.S. pension plan assets near the end of 2011. The transition was implemented on December 31, 2011 and almost all of the plan assets were sold and the proceeds reinvested as funds became available on January 3, 2012. Accordingly, the plans assets were comprised almost entirely of cash at December 31, 2011 and then immediately reinvested beginning January 3, 2012 in accordance with the Company’s investment strategy, which includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds. Approximately 87% of the U.S. plan assets will be invested in actively managed investment funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table presents the Company’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2010:

	Total	Level 1	Level 2	Valuation Technique
	(Millions of Dollars)
U.S. Plans:
Investments with registered investment companies:
Equity securities	$512	$512	$—	A
Fixed income securities	150	150	—	A

	$662	$662	$—

Non-U.S. Plans:
Insurance contracts	$33	$—	$33	B
Investments with registered investment companies:
Fixed income securities	11	11	—	A
Equity securities	1	1	—	A
Corporate bonds	3	—	3	B

	$48	$12	$36

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

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2011 and 2010 are set forth in the table below:

	Asset (Liability)	Level 3	Gain (Loss)	Valuation Technique
	(Millions of Dollars)
December 31, 2011:
Trademarks and brand names	$277	$277	$(37)	C
Property, plant and equipment	8	8	(11)	C
Asset retirement obligation	(4)	(4)	—	C
December 31, 2010:
Trademarks and brand names	$24	$24	$(1)	C
Property, plant and equipment	9	9	(7)	C
Asset retirement obligation	—	—	1	C

Trademarks and brand names with a carrying value of $314 million were written down to their fair value of $277 million, resulting in an impairment charge of $37 million, which was recorded within “Adjustments of assets to fair value” for the year ended December 31, 2011. Trademarks and brand names with a carrying value of $25 million were written down to their fair value of $24 million, resulting in an impairment charge of $1 million, which was recorded within “Adjustments of assets to fair value” for the year ended December 31, 2010.

Property, plant and equipment with a carrying value of $19 million were written down to their fair value of $8 million, resulting in an impairment charge of $11 million, which was recorded within “Adjustments of assets to fair value” for the year ended December 31, 2011. Property, plant and equipment with a carrying value of $16 million were written down to their fair value of $9 million, resulting in an impairment charge of $7 million, which was recorded within “Adjustments of assets to fair value” for the year ended December 31, 2010. The Company determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize. The discount rate used is consistent with the Company’s goodwill fair value measurements.

An asset retirement obligation with a carrying value of $4 million was written down to its fair value of $2 million, resulting in a $2 million credit to impairment expense during the year ended December 31, 2011. An asset

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

retirement obligation with a carrying value of $2 million was established in 2011 related to a facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was immediately impaired, resulting in a $2 million debit to impairment expense during the year ended December 31, 2011. An asset retirement obligation with a carrying value of $1 million was written down to its fair value of zero, resulting in a $1 million credit to impairment expense, which was recorded within “Adjustments of assets to fair value” for the year ended December 31, 2010.

7. INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method at December 31, 2011 and 2010. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	December 31 2011	December 31 2010
	(Millions of Dollars)
Raw materials	$177	$178
Work-in-process	145	131
Finished products	717	624

	1,039	933
Inventory valuation allowance	(83)	(86)

	$956	$847

8. PROPERTY, PLANT AND EQUIPMENT

As a result of fresh-start reporting, property, plant and equipment (PP&E”) that were purchased prior to January 1, 2008 were stated at estimated replacement cost, unless the expected future use of the assets indicated a lower value was appropriate. PP&E purchased since that time are recorded at cost. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $236 million, $284 million and $278 million, respectively.

PP&E consist of the following:

	Useful Life	December 31 2011	December 31 2010
		(In millions)	(In millions)
Land	—	$238	$242
Buildings and building improvements	10 - 40 years	435	429
Machinery and equipment	2 - 12 years	2,116	1,907

		2,789	2,578
Accumulated depreciation		(934)	(776)

		$1,855	$1,802

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company leases PP&E used in its operations. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows (in millions of dollars):

2012	$34
2013	30
2014	25
2015	18
2016	16
Thereafter	22

$145

Total rental expense under operating leases for the years ended December 31, 2011, 2010 and 2009 was $57 million, $55 million and $58 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

9. GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2011 and 2010, goodwill and other indefinite-lived intangible assets consist of the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(Millions of Dollars)
Goodwill	$1,340	$(502)	$838	$1,360	$(243)	$1,117
Trademarks and brand names	432	(155)	277	432	(118)	314

	$1,772	$(657)	$1,115	$1,792	$(361)	$1,431

At December 31, 2011 and 2010, definite-lived intangible assets consist of the following:

	December 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Developed technology	$115	$(42)	$73	$115	$(31)	$84
Customer relationships	541	(180)	361	543	(143)	400

	$656	$(222)	$434	$658	$(174)	$484

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a rollforward of the Company’s goodwill and other intangible assets (net) for the years ended December 31, 2011 and 2010:

	Net Goodwill	Trademarks and Brand Names	Total Goodwill and Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)
	(In Millions of Dollars)
Balance at January 1, 2010	$1,073	$354	$1,427	$515
Revised 2008 carrying values	35	(55)	(20)	—
Revised 2008 impairment	(7)	13	6	—
Daros acquisition, including foreign currency translation	16	3	19	18
2010 impairment	—	(1)	(1)	—
Amortization expense	—	—	—	(49)

Balance at December 31, 2010	1,117	314	1,431	484
2011 impairment	(259)	(37)	(296)	—
Tax adjustment	(19)	—	(19)	—
Amortization expense	—	—	—	(48)
Foreign currency	(1)	—	(1)	(2)

Balance at December 31, 2011	$838	$277	$1,115	$434

The Company performs its annual goodwill impairment analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.

Given the complexity of the calculation, the Company has not yet finalized “Step 2” of its annual goodwill impairment assessment. Based upon the draft valuations and preliminary assessment, the Company recorded an estimated goodwill impairment charge of $259 million for the year ended December 31, 2011. To the extent that the finalization of the Company’s assessment of goodwill requires adjustment to the preliminary impairment charge, such adjustment would be recorded in the first quarter of 2012. This charge was required to adjust the carrying value of goodwill to estimated fair value. The estimated fair value was determined based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples and multiples of current and future earnings.

During 2011, the Company corrected $19 million of tax adjustments that were improperly recorded to goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Company’s goodwill balances by reporting segment as of December 31, 2011 and 2010 are as follows:

	December 31 2011	December 31 2010
	(Millions of Dollars)
Vehicle Safety and Protection	$454	$726
Powertrain Energy	290	296
Powertrain Sealing and Bearing	94	95

	$838	$1,117

The following table categorizes the Company’s goodwill by reporting unit according to the level of excess between the reporting unit’s fair value and book value after giving effect to the 2011 impairment charges:

Fair Value Exceeds Book Value	Goodwill
(8)%	$89
10%	112
30-40%	99
55%	86
95%	186
>100%	266

$838

The $89 million of goodwill for which carrying value exceeds fair value by 8% relates to one reporting unit. This reporting unit failed its “Step 1” goodwill impairment test and underwent a “Step 2” goodwill impairment test, which resulted in a goodwill impairment. Based on the results of the “Step 2” goodwill impairment test, the implied fair value of assets and liabilities after the goodwill impairment charge was less than carrying value. This is principally due to certain definite-lived intangible assets with implied fair values below carrying values that were not deemed impaired under FASB ASC 360.

The Company performs its annual trademarks and brand names impairment analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon this annual analysis, the Company recognized a $37 million impairment charge for the year ended December 31, 2011.

Based upon the results of the annual trademarks and brand names impairment analysis, the net trademarks and brand names carrying value of $277 million as of December 31, 2011 equals it fair value. All of the Company’s trademarks and brand names are associated with its aftermarket sales and are further broken down by product line. The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales by product line. The Company performed a sensitivity analysis on its trademarks and brand names and determined that a one percentage point decrease in its projected future sales growth rates within each aftermarket product line would result in an $11 million impairment.

The Company recorded amortization expense of $48 million, $49 million and $49 million associated with definite-lived intangible assets during the years ended December 31, 2011, 2010 and 2009, respectively. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Company’s developed technology intangible assets have useful lives of between 10 and 14 years. The Company’s customer relationships intangible assets have useful lives of between 1 and 16 years. The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows (in millions of dollars):

2012	$48
2013	46
2014	46
2015	46
2016	43
Thereafter	205

$434

10. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $228 million and $210 million at December 31, 2011 and 2010, respectively. The Company’s equity in the earnings of these non-consolidated affiliates amounted to $37 million, $32 million and $16 million for the years ended December 31, 2011, 2010 and 2009, respectively. Dividends received from non-consolidated affiliates by the Company for the years ended December 31, 2011, 2010 and 2009 were $16 million, $43 million and $7 million, respectively. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The following tables present selected aggregated financial information of the Company’s non-consolidated affiliates:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Statements of Operations
Sales	$744	$605	$437
Gross margin	138	135	97
Income from continuing operations	101	90	50
Net income	88	72	41

	December 31 2011	December 31 2010
	(Millions of Dollars)
Balance Sheets
Current assets	$293	$236
Noncurrent assets	358	289
Current liabilities	115	144
Noncurrent liabilities	23	25

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners, to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of December 31, 2011, the total amount of the contingent guarantee, were all triggering events to occur, approximated $60 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

The Company purchases/sells inventory from/to this Turkish joint venture (“Turkey JV”). Purchases from the Turkey JV for the years ended December 31, 2011, 2010 and 2009 were $171 million, $127 million and $94 million, respectively. Sales to the Turkey JV for the years ended December 31, 2011, 2010 and 2009 were $46 million, $36 million and $27 million, respectively. The Company had net accounts payable balances with the Turkey JV of $6 million and $7 million as of December 31, 2011 and 2010, respectively.

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

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31
	2011	2010
	(Millions of Dollars)
Accrued compensation	$163	$190
Accrued rebates	109	123
Non-income tax payable	25	23
Accrued income taxes	24	28
Accrued product returns	21	23
Accrued professional services	14	13
Restructuring liabilities	8	24
Accrued warranty	2	3
Other	1	1

	$367	$428

12. DEBT

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The Debt Facilities were initially negotiated and agreement was reached on the majority of significant terms in early 2007. Between the time the terms were agreed in early 2007 and December 27, 2007, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Debt Facilities. This estimated fair value was recorded within the fresh-start reporting, and is being amortized as interest expense over the terms of each of the underlying components of the Debt Facilities. The Company recorded interest expense of $23 million, $22 million and $22 million associated with the amortization of this fair value adjustment during the years ended December 31, 2011, 2010 and 2009, respectively.

Debt consists of the following:

	December 31
	2011	2010
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,882	1,901
Tranche C term loan	960	970
Debt discount	(74)	(97)
Other debt, primarily foreign instruments	61	51

	2,829	2,825
Less: short-term debt, including current maturities of long-term debt	(88)	(73)

Total long-term debt	$2,741	$2,752

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

The revolving credit facility has an available borrowing base of $496 million and $528 million as of December 31, 2011 and 2010, respectively. The Company had $38 million and $43 million of letters of credit outstanding at December 31, 2011 and 2010, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company has the following contractual debt obligations outstanding at December 31, 2011 (in millions of dollars):

2012	$88
2013	31
2014	1,853
2015	930
2016	1

Total	$2,903

The weighted average cash interest rates for debt were approximately 3.7% and 3.5% as of December 31, 2011 and 2010, respectively. Interest paid on debt in 2011, 2010 and 2009 was $104 million, $107 million and $124 million, respectively.

As of December 31, 2011 and 2010, the fair values of the Company’s Debt Facilities were $2,660 million and $2,701 million, respectively. The fair values of the Company’s Debt Facilities were lower than its carrying values by $108 million and $73 million, respectively. Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of December 31, 2011 and 2010. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

13. PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors defined benefit pension plans (“Pension Benefits”) and postemployment health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world. Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans and postemployment benefits other than pensions are accounted for in accordance with FASB ASC Topic 715, Compensation – Retirement Benefits (“FASB ASC 715”).

The measurement date for all defined benefit plans is December 31. The following provides a reconciliation of the plans’ benefit obligations, plan assets, funded status and recognition in the consolidated balance sheets:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,151	$1,071	$352	$352	$366	$506
Service cost	19	21	9	8	1	1
Interest cost	58	61	17	16	18	21
Employee contributions	—	—	—	—	—	1
Benefits paid	(60)	(60)	(22)	(21)	(30)	(40)
Medicare subsidies received	—	—	—	—	3	5
Plan amendments	—	—	—	3	(4)	(164)
Actuarial losses (gains) and changes in actuarial assumptions	59	59	21	13	(3)	33
Net transfers in (out)	—	(1)	1	—	—	1
Currency translation	—	—	(16)	(19)	(1)	2

Benefit obligation, end of year	$1,227	$1,151	$362	$352	$350	$366

Change in plan assets:
Fair value of plan assets, beginning of year	$662	$590	$48	$45	$—	$—
Actual return on plan assets	9	80	2	3	—	—
Company contributions	64	57	23	22	27	34
Benefits paid	(60)	(60)	(22)	(21)	(30)	(40)
Expenses	(5)	(5)	—	—	—	—
Medicare subsidies received	—	—	—	—	3	5
Employee contributions	—	—	—	—	—	1
Currency translation	—	—	(3)	(1)	—	—

Fair value of plan assets, end of year	$670	$662	$48	$48	$—	$—

Funded status of the plan	$(557)	$(489)	$(314)	$(304)	$(350)	$(366)

Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$—	$—	$2	$2	$—	$—
Current liabilities	(3)	(2)	(14)	(14)	(26)	(31)
Noncurrent liabilities	(554)	(487)	(302)	(292)	(324)	(335)

Net amount recognized	$(557)	$(489)	$(314)	$(304)	$(350)	$(366)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$415	$328	$36	$20	$41	$45
Prior service cost (credit)	—	1	3	3	(124)	(137)

Total	$415	$329	$39	$23	$(83)	$(92)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In December 2011 the Company ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the Company’s U.S. Welfare Benefit Plan triggered the recognition of a $1 million OPEB curtailment gain, which was recognized in the consolidated statements of operations during the fourth quarter of 2011.

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan which eliminated OPEB for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Given that this event eliminated the accrual of defined benefits for a significant number of active participants, the Company re-measured its OPEB obligation. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $162 million prior service credit in accumulated other comprehensive income (“AOCI”). The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $4 million curtailment gain which was recognized in the consolidated statements of operations during the second quarter of 2010. The calculation of the curtailment excluded the newly created prior service credit.

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

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
Discount rate	4.50%	5.15%	4.69%	4.92%	4.45%	5.10%
Rate of compensation increase	3.50%	3.50%	3.16%	3.18%	—	—

Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
Discount rate	5.15%	5.75%	4.92%	5.13%	5.10%	5.65%
Expected return on plan assets	8.50%	8.50%	5.34%	5.64%	—	—
Rate of compensation increase	3.50%	3.50%	3.18%	3.14%	—	—

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

The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan’s objectives. It is intended to reduce risk, provide long-term financial stability for the plan and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the diversification of plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company changed investment managers for its U.S. pension plan assets near the end of 2011. The transition was implemented on December 31, 2011 and almost all of the plan assets were sold and the proceeds reinvested as funds became available on January 3, 2012. Accordingly, the plans assets were comprised almost entirely of cash at December 31, 2011 and then immediately reinvested beginning January 3, 2012 in accordance with the Company’s investment strategy, which includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds. Approximately 87% of the U.S. plan assets will be invested in actively managed investment funds.

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

Refer to Note 6, “Fair Value Measurements,” for more detail surrounding the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans’ assets, at December 31, 2011 and 2010.

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2011	2010	2011	2010	2011	2010
	(Millions of Dollars)
Projected benefit obligation	$1,227	$1,151	$359	$348	$350	$366
Fair value of plan assets	670	662	44	41	—	—

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	2011	2010	2011	2010
	(Millions of Dollars)
Projected benefit obligation	$1,227	$1,151	$359	$338
Accumulated benefit obligation	1,213	1,142	338	320
Fair value of plan assets	670	662	44	35

The accumulated benefit obligation for all pension plans is $1,554 million and $1,471 million as of December 31, 2011 and 2010, respectively.

Components of net periodic benefit cost (credit) for the years ended December 31:

	Pension Benefits						Other Postemployment
	United States Plans			Non-U.S. Plans			Benefits
	2011	2010	2009	2011	2010	2009	2011	2010	2009
	(Millions of Dollars)
Service cost	$19	$21	$26	$9	$8	$8	$1	$1	$2
Interest cost	58	61	63	17	16	18	18	21	31
Expected return on plan assets	(55)	(50)	(43)	(3)	(2)	(2)	—	—	—
Amortization of actuarial losses	24	25	30	—	—	—	1	—	—
Amortization of prior service credit	—	—	—	—	—	—	(16)	(12)	(1)
Curtailment gain	—	—	—	—	—	(2)	(1)	(29)	—

Net periodic cost (credit)	$46	$57	$76	$23	$22	$22	$3	$(19)	$32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Amounts in “Accumulated other comprehensive loss” expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Pension Benefits		Other Postemployment
	United States	Non-U.S. Plans	Benefits
	(Millions of Dollars)
Amortization of actuarial losses	$34	$1	$1
Amortization of prior service cost	—	—	(16)

Total	$34	$1	$(15)

The assumed health care and drug cost trend rates used to measure next year’s postemployment healthcare benefits are as follows:

	Other Postemployment Benefits
	2011	2010
Health care cost trend rate	7.63%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2018	2018
Drug cost trend rate	8.94%	9.50%
Ultimate drug cost trend rate	5.00%	5.00%
Year ultimate drug cost trend rate reached	2018	2018

The assumed health care cost trend rate has a significant impact on the amounts reported for Other Postemployment Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 basis point (“bp”) increase in health care cost trend rate	$1	$20
100 bp decrease in health care cost trend rate	(1)	(17)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s 2011 funding requirements.

	Pension Benefits						Other Postemployment
	United States Plans			Non-U.S. Plans			Benefits
	Change in 2012 pension expense	Change in PBO	Change in accumulated OCL	Change in 2012 pension expense	Change in PBO	Change in accumulated OCL	Change in 2012 expense	Change in PBO
	(Millions of dollars)
25 bp decrease in discount rate	$2	$28	$(28)	$—	$10	$(10)	$1	$8
25 bp increase in discount rate	(2)	(28)	28	—	(9)	9	(1)	(8)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

Projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Postemployment
	United States	Non-U.S. Plans	Benefits
	(Millions of Dollars)
2012	$78	$22	$26
2013	82	22	26
2014	83	24	26
2015	86	26	26
2016	84	23	26
Years 2017 - 2021	461	127	120

The Company expects to contribute approximately $127 million to its pension plans in 2012.

Defined Contribution Pension Plans

The Company also maintains certain defined contribution pension plans for eligible employees. The total expenses attributable to the Company’s defined contribution savings plan were $25 million, $23 million and $20 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The amounts contributed to defined contribution pension plans include contributions to multi-employer plans in the U.S., Italy and France of $1 million for the years ended December 31, 2011, 2010 and 2009, respectively. None of the multiemployer plans in which the Company participates are individually significant.

Other Benefits

The Company accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits. The liabilities for such U.S. and European postemployment benefits were $36 million and $42 million at December 31, 2011 and 2010, respectively.

14. INCOME TAXES

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The components of income (loss) from continuing operations before income taxes consist of the following:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Domestic	$(238)	$(3)	$(132)
International	172	182	60

Total	$(66)	$179	$(72)

Significant components of the (expense) benefit for income taxes are as follows:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Current:
Federal	$7	$2	$2
State and local	(1)	(1)	1
International	(40)	(54)	(26)

Total current	(34)	(53)	(23)
Deferred:
Federal	9	(3)	26
International	8	44	36

Total deferred	17	41	62

	$(17)	$(12)	$39

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax (expense) benefit is:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Income tax (expense) benefit at United States statutory rate	$23	$(63)	$25
Tax effect from:
Goodwill impairment	(91)	—	—
U.S. income inclusions from foreign subsidiaries	(33)	(43)	(24)
Non-consolidated foreign affiliates	10	8	4
Tax holidays, incentives and minimum tax	13	9	4
Foreign rate variance	9	8	7
State income taxes	(1)	(1)	(1)
Tax audits and assessments	25	1	22
Valuation allowances	27	75	20
Other	1	(6)	(18)

Income tax (expense) benefit	$(17)	$(12)	$39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the Company’s total (provision) benefit for income taxes by component:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Income tax (expense) benefit	$(17)	$(12)	$39
Adjustments to goodwill	20	16	—
Allocated to equity:
Postemployment benefits	(37)	(23)	(1)
Derivatives	1	4	(34)
Foreign currency translation	4	—	2
Valuation allowances	32	17	5

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2011	2010
	(Millions of Dollars)
Deferred tax assets
Net operating loss carryforwards	$484	$527
Postemployment benefits, including pensions	371	358
Reorganization costs	78	115
Other temporary differences	89	39
Tax credits	113	112

Total deferred tax assets	1,135	1,151
Valuation allowances for deferred tax assets	(824)	(871)

Net deferred tax assets	311	280
Deferred tax liabilities
Investment in U.S. subsidiaries	(366)	(367)
Intangible assets	(240)	(243)
Fixed assets	(61)	(58)

Total deferred tax liabilities	(667)	(668)

	$(356)	$(388)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	December 31
	2011	2010
	(Millions of Dollars)
Assets:
Prepaid expenses and other current assets	$39	$45
Other noncurrent assets	39	38
Liabilities:
Other current liabilities	—	(1)
Long-term portion of deferred income taxes	(434)	(470)

	$(356)	$(388)

The Company continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2011, the Company had valuation allowances of $560 million related to tax loss and credit carryforwards and other deferred tax assets. The current and future provision for income taxes may be significantly impacted by changes to valuation allowances in certain countries. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. The future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

At December 31, 2011, the Company had a deferred tax asset before valuation allowance of $597 million for tax loss carryforwards and tax credits, including $243 million in the United States with expiration dates from 2012 through 2031; $192 million in the United Kingdom with no expiration date; and $162 million in other jurisdictions with various expiration dates.

Income taxes paid, net of income tax refunds received, is $43 million for each of the years ended December 31, 2011 and 2010, compared to income tax refunds received, net of income taxes paid, of $10 million for the year ended December 31, 2009.

The Company did not record taxes on its undistributed earnings of $677 million at December 31, 2011 since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

As of December 31, 2011, the Company had $953 million of cash and cash equivalents, of which $578 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, the Company asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, the Company will accrue any applicable taxes in the period when the Company no longer intends to indefinitely reinvest these funds. The Company would expect that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.

At December 31, 2011, 2010 and 2009, the Company had total unrecognized tax benefits of $375 million, $399 million and $419 million, respectively. Of these totals, $66 million, $76 million and $90 million, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rates. The total unrecognized tax benefits differ from the amounts which would affect the effective tax rates primarily due to the impact of valuation allowances.

A summary of the changes in the gross amount of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 are shown below:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Change in unrecognized tax benefits
Balance at January 1	$399	$419	$456
Additions based on tax positions related to the current year	6	6	18
Additions for tax positions of prior years	22	6	11
Decreases for tax positions of prior years	(20)	(8)	(43)
Decreases for statute of limitations expiration	(8)	(18)	(25)
Settlements	(21)	(5)	—
Impact of currency translation	(3)	(1)	2

Balance at December 31	$375	$399	$419

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2011, 2010 and 2009, the Company recorded $13 million, $16 million and $13 million, respectively, in liabilities for tax-related net interest and penalties on its consolidated balance sheet. During the years ended December 31, 2011, 2010 and 2009, the Company recorded tax expenses related to a net (decrease) increase in its liability for interest and penalties of $(3) million, $3 million and $4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company operates in multiple jurisdictions throughout the world. The Company is no longer subject to U.S. federal tax examinations for years before 2008 or state and local for years before 2007, with limited exceptions. Furthermore, the Company is no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 2004. The income tax returns of foreign subsidiaries in various tax jurisdictions are currently under examination.

The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $328 million in the next 12 months due to audit settlements or statute expirations, of which approximately $43 million, if recognized, could impact the effective tax rate.

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

Total environmental liabilities, determined on an undiscounted basis, were $16 million and $19 million at December 31, 2011 and 2010, respectively, and are included in the consolidated balance sheets as follows:

	December 31	December 31
	2011	2010
	(Millions of Dollars)
Other current liabilities	$5	$5
Other accrued liabilities (noncurrent)	11	14

	$16	$19

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2011, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $41 million.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO when amounts can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $22 million and $25 million as of December 31, 2011 and 2010, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of these ARO amounts.

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both ARO and impairment issues.

Liabilities for ARO are included in the consolidated balance sheets as follows:

	December 31	December 31
	2011	2010
	(Millions of Dollars)
Other current liabilities	$1	$9
Other accrued liabilities (noncurrent)	21	16

	$22	$25

The following is a rollforward of the Company’s ARO liability for the two years ended December 31, 2011 (in millions of dollars):

Balance at January 1, 2010	$30
Liabilities incurred	—
Liabilities settled/adjustments	(5)

Balance at December 31, 2010	25
Liabilities incurred	2
Liabilities settled/adjustments	(5)

Balance at December 31, 2011	$22

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	December 31
	2011	2010
	(Millions of Dollars)
Foreign currency translation adjustments and other	$(294)	$(170)
Hedge instruments	(57)	(58)
Income taxes	(17)	(17)

Hedge instruments, including tax impact	(74)	(75)
Postemployment benefits	(361)	(249)
Income taxes	(10)	(11)

Postemployment benefits, including tax impact	(371)	(260)

	$(739)	$(505)

17. WARRANTS

On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of December 31, 2011.

18. STOCK-BASED COMPENSATION

CEO Stock-Based Compensation Agreement – Stock Options

On March 23, 2010, the Company entered into the Second Amended and Restated Employment Agreement, which extended José Maria Alapont’s employment with the Company for three years. Also on March 23, 2010, the Company amended and restated the Stock Option Agreement by and between the Company and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from a stock option exercise to the Company for cash. The Restated Stock Option Agreement provides for pay out of any exercise of Mr. Alapont’s stock options in stock or, at the election of the Company, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature, however the accounting impact associated with this modification is that the options are now considered an equity award as of March 23, 2010. The Company revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from “Other accrued liabilities” to “Additional paid-in capital” due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these options will be recognized. The Company recognized $4 million and $22 million in expense associated with these stock options during the years ended December 31, 2010 and 2009, respectively. These options had intrinsic values of zero and $4.6 million as of December 31, 2011 and 2010, respectively. These options expire on December 27, 2014. None of the four million stock options have been exercised or forfeited as of December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The stock option fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	March 23, 2010 Valuation		December 31, 2009 Valuation
	Plain Vanilla Options	Options Connected To Deferred Compensation	Plain Vanilla Options	Options Connected To Deferred Compensation
Options outstanding (in millions)	2.0	2.0	2.0	2.0
Exercise price	$19.50	$19.50	$19.50	$19.50
Expected volatility	58%	58%	61%	61%
Expected dividend yield	0%	0%	0%	0%
Risk-free rate over the estimated expected option life	1.18%	1.18%	1.41%	1.47%
Expected option life (in years)	2.4	2.4	2.5	2.6
Fair value of options (in millions)	$13.7	$13.7	$12.0	$12.2
Fair value of vested portion of options (in millions)	$13.7	$13.7	$9.6	$9.8

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

CEO Stock-Based Compensation Agreement – Deferred Compensation

Mr. Alapont’s Deferred Compensation Agreement was also amended and restated on March 23, 2010. The amended and restated agreement included no changes that impacted the accounting for this agreement. Since the revised and restated agreement continue to provide for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of December 31, 2011 and through its eventual payout. The amount of the payout shall be equal to $9.7 million (500,000 shares of stock multiplied by the March 23, 2010 stock price of $19.46), offset by 75% of the intrinsic value of any exercise by Mr. Alapont of two million of the options noted above (“options connected to deferred compensation”). The Company recognized $1 million, $2 million and $3 million in expense associated with Mr. Alapont’s Deferred Compensation Agreement during the years ended December 31, 2011, 2010 and 2009, respectively. The Deferred Compensation Agreement had intrinsic values of $9.7 million and $8.0 million as of December 31, 2011 and 2010, respectively. The December 31, 2010 intrinsic value of $8.0 million is derived under the assumption that the two million options connected to deferred compensation were exercised as of that date because the market price of the Company’s common shares was greater than the exercise price of the options on December 31, 2010.

The Deferred Compensation Agreement fair values were estimated using the Monte Carlo valuation model with the following assumptions:

	Year Ended December 31
	2011	2010	2009
Exercise price of options connected to deferred compensation	$19.50	$19.50	$19.50
Expected volatility	60%	58%	61%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected life	0.17%	0.59%	1.47%
Expected life (in years)	1.5	2.0	2.6
Fair value (in millions)	$8.0	$6.6	$4.8
Fair value of vested portion (in millions)	$8.0	$6.6	$—

For all noted valuations, expected volatility is based on the average of five-year historical volatility and implied volatility for a group of comparable auto industry companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

as the Company has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected option lives are primarily equal to one-half of the time between the measurement date and the end of the option term.

Stock Appreciation Rights

A summary of the Company’s stock appreciation rights (“SARs”) activity on an annual basis since inception is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)
Outstanding at January 1, 2010	—	$—
Granted	437	17.16
Forfeited	(36)	17.16

Outstanding at January 1, 2011	401	$17.16	4.2	$1
Granted	1,043	21.03
Exercised	(34)	19.49
Forfeited	(22)	20.18

Outstanding at December 31, 2011	1,388	$19.96	3.9	$—

Exercisable at December 31, 2011	358	$19.74	3.8	$—

In February 2011 and 2010, the Company granted approximately 1,043,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company recognized SARs income of $1 million for the year ended December 31, 2011. The Company recognized SARs expense of $1 million for the year ended December 31, 2010. The SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	December 31, 2011		December 31, 2010
	2011 SARs	2010 SARs	2010 SARs
Exercise price	$21.03	$17.16	$17.16
Expected volatility	60%	60%	58%
Expected dividend yield	0%	0%	0%
Expected forfeitures	0%	0%	0%
Risk-free rate over the estimated expected life	0.29%	0.20%	0.86%
Expected life (in years)	2.5	1.8	2.7
Fair value (in millions)	$3.9	$1.5	$3.6
Fair value of vested portion (in millions)	$0.9	$0.5	$—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company recognized $2 million and $3 million in expense during the years ended December 31, 2011 and 2010, respectively, associated with incentive compensation earned during those years that are paid out through the granting of SARs in February of the subsequent year.

19. (LOSS) INCOME PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted (loss) income per common share:

	Year Ended December 31
	2011	2010	2009
	(In Millions of Dollars, Except Per Share Amounts)
Net (loss) income attributable to Federal-Mogul shareholders	$(90)	$161	$(45)
Weighted average shares outstanding, basic (in millions)	98.9	98.9	98.9
Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.5	0.5	0.4

Weighted average shares outstanding, diluted (in millions)	99.4	99.4	99.3
Net (loss) income per share attributable to Federal-Mogul:
Basic	$(0.91)	$1.63	$(0.46)
Diluted	$(0.91)	$1.62	$(0.46)

The Company had losses for the years ended December 31, 2011 and 2009. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share.

Options and warrants to purchase 4,000,000 and 6,951,871 common shares, respectively, were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the Company’s common shares during the years ended December 31, 2011, 2010 and 2009.

The 500,000 common shares issued in connection with the Deferred Compensation Agreement described in Note 18 are excluded from the basic earnings per share calculation as required by FASB ASC Topic 710, Compensation.

20. THAILAND MANUFACTURING FACILITY FLOOD

In October 2011, a flood occurred at the Company’s Vehicle Safety and Protection manufacturing facility in Ayutthaya, Thailand. This facility was partially submerged in the flood waters for a period of approximately six weeks, resulting in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. Operations at the facility are currently suspended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

In addition to other coverage, the Company believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations, and reimbursement of expenditures incurred to restore operations. In February 2012, the Company received a $25 million cash advance from its insurance carrier. The table below provides, by insurance coverage stream, the amount of insurance recoverable recorded as of December 31, 2011 (in millions of dollars):

Real and personal property:
Property, plant and equipment	$13
Inventory	6
Incremental costs incurred to restore operations	2

$21

The insurance recoverable of $21 million is classified within the balance sheet as of December 31, 2011 as “Prepaid expenses and other current assets.”

21. OPERATIONS BY REPORTING SEGMENT AND GEOGRAPHIC AREA

The Company’s integrated operations are organized into five reporting segments generally corresponding to major product groups: Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, Global Aftermarket and Corporate.

Powertrain Energy is one of the world’s leading providers of powertrain components. Federal-Mogul’s powertrain energy products are used in automotive, light truck, heavy-duty, industrial, marine, agricultural, power generation and small air-cooled engine applications. The primary products of this segment include engine pistons, piston rings, piston pins, cylinder liners, camshafts, valve seats and guides, and ignition products. These products are offered under the Federal-Mogul®, AE®, Champion®, Goetze®, Nural® and Daros® brand names. These products are either sold as individual products or offered to manufacturers as assembled products. This strategic product offering adds value to the customer by simplifying the assembly process, lowering costs and reducing vehicle development time. Powertrain Energy operates 39 manufacturing facilities in 15 countries, serving many major automotive, heavy-duty diesel, marine and industrial customers worldwide.

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

Global Aftermarket distributes products manufactured within the above segments, or purchased, to the independent automotive, heavy-duty and industrial replacement markets. Federal-Mogul is a leader in several key aftermarket product lines. These products are marketed under the leading brand names Abex®, AE®, ANCO®, Beral®, Carter®, Champion®, Fel-Pro®, Ferodo®, FP Diesel®, Glyco®, Goetze®, MOOG®, National®, Necto®, Nural®, Payen®, Sealed Power®, ThermoQuiet® and Wagner®. Global Aftermarket operates 18 distribution facilities in 13 countries, serving a diverse base of distributors, retail parts stores and mass merchants around the world.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

Net sales by reporting segment were:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Powertrain Energy	$2,304	$1,860	$1,413
Powertrain Sealing and Bearings	1,266	1,096	818
Vehicle Safety and Protection	1,015	936	773
Global Aftermarket	2,325	2,327	2,326

	$6,910	$6,219	$5,330

Cost of products sold by reporting segment was:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Powertrain Energy	$(2,005)	$(1,632)	$(1,284)
Powertrain Sealing and Bearings	(1,126)	(985)	(800)
Vehicle Safety and Protection	(787)	(708)	(603)
Global Aftermarket	(1,896)	(1,887)	(1,851)
Corporate	(8)	—	—

	$(5,822)	$(5,212)	$(4,538)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Gross margin by reporting segment was:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Powertrain Energy	$299	$228	$129
Powertrain Sealing and Bearings	140	111	18
Vehicle Safety and Protection	228	228	170
Global Aftermarket	429	440	475
Corporate	(8)	—	—

	$1,088	$1,007	$792

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to net income (loss) were as follows:

	Year Ended December 31
	2011	2010	2009
	(Millions of Dollars)
Powertrain Energy	$332	$285	$176
Powertrain Sealing and Bearings	122	102	18
Vehicle Safety and Protection	193	215	164
Global Aftermarket	257	292	320
Corporate	(202)	(223)	(175)

Total Segments Operational EBITDA	702	671	503
Items required to reconcile Operational EBITDA to net income (loss):
Depreciation and amortization	(284)	(333)	(327)
Interest expense, net	(127)	(129)	(132)
Adjustments of assets to fair value	(307)	(2)	(17)
Expense associated with U.S. based funded pension plans	(44)	(52)	(66)
Restructuring expense, net	(5)	(8)	(32)
OPEB curtailment gains	1	29	—
Income tax (expense) benefit	(17)	(12)	39
Other	(2)	3	(1)

Net (loss) income	$(83)	$167	$(33)

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

	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2011	2010	2011	2010	2009	2011	2010	2009
	(Millions of Dollars)
Powertrain Energy	$1,955	$1,813	$177	$119	$76	$106	$123	$117
Powertrain Sealing and Bearings	922	856	81	58	44	49	63	60
Vehicle Safety and Protection	1,329	1,578	69	51	38	69	84	87
Global Aftermarket	1,931	1,908	6	5	2	38	40	40
Corporate	892	1,141	15	18	16	22	23	23

	$7,029	$7,296	$348	$251	$176	$284	$333	$327

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table shows geographic information:

	Net Sales			Net PPE
	Year Ended December 31			December 31
	2011	2010	2009	2011	2010
	(Millions of Dollars)
United States	$2,529	$2,433	$2,131	$521	$522
Germany	1,288	1,054	880	388	384
France	520	475	427	84	80
Italy	302	277	263	75	75
Belgium/Switzerland	299	275	268	22	18
Mexico	292	259	193	109	118
United Kingdom	284	258	221	68	68
China	262	211	134	127	113
India	251	206	160	137	127
Other	883	771	653	324	297

	$6,910	$6,219	$5,330	$1,855	$1,802

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

22. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly operating results of the Company for 2011 and 2010, and the audited results of the Company for the years ended December 31, 2011 and 2010.

	First	Second	Third	Fourth	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2011:
Net sales	$1,724	$1,800	$1,732	$1,654	$6,910
Gross margin	279	299	263	247	1,088
Net (loss) income attributable to Federal-Mogul*	51	64	34	(239)	(90)
Net (loss) income per basic share attributable to Federal-Mogul	0.52	0.65	0.34	(2.42)	(0.91)
Net (loss) income per diluted share attributable to Federal-Mogul	0.51	0.64	0.34	(2.42)	(0.91)
Weighted avg. shares outstanding – basic (in millions)	98.9	98.9	98.9	98.9	98.9
Weighted avg. shares outstanding – diluted (in millions)	99.7	99.8	99.4	99.4	99.4
Stock price:
High	$26.00	$27.20	$23.99	$19.28
Low	$18.91	$19.61	$14.11	$13.06
Dividend per share	—	—	—	—

	First	Second	Third	Fourth	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2010:
Net sales	$1,489	$1,598	$1,544	$1,588	$6,219
Gross margin	254	274	238	240	1,007
Net income attributable to Federal-Mogul*	15	49	53	45	161
Net income per basic share attributable to Federal-Mogul	0.15	0.50	0.54	0.46	1.63
Net income per diluted share attributable to Federal-Mogul	0.15	0.49	0.53	0.45	1.62
Weighted avg. shares outstanding – basic (in millions)	98.9	98.9	98.9	98.9	98.9
Weighted avg. shares outstanding – diluted (in millions)	99.4	99.4	99.4	99.5	99.4
Stock price:
High	$20.33	$21.79	$19.99	$22.31
Low	$15.43	$12.96	$11.99	$18.07
Dividend per share	—	—	—	—

*	The Company’s results were impacted by the following:

•	Quarter ended December 31, 2011: The Company recognized goodwill, other indefinite-lived intangible assets and PP&E impairments of $304 million, partially offset by $14 million of tax benefit.

•	Quarter ended September 30, 2010: The Company recognized an OPEB curtailment gain of $24 million with no tax impact.

•

Quarter ended March 31, 2010: The Company recognized $25 million in expense due to the Venezuelan currency devaluation, comprised of foreign currency exchange expense of $21 million, tax expense of $3 million and cost of products sold of $1 million.

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

As of December 31, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011, at the reasonable assurance level previously described.

Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included within this Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2011. The Company’s independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by Item 10 regarding our directors and other corporate governance matters is incorporated by reference to the Company’s proxy statement for the 2012 annual meeting of stockholders under the captions “Election of Directors”, “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management.” The information required by Item 10 regarding the Company’s executive officers is set forth below. The information required by Item 10 regarding compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the Company’s proxy statement for the 2011 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

José Maria Alapont Age 61

José Maria Alapont has been president, chief executive officer, and a director of the Company since March 2005. Mr. Alapont served as chairman of the board of directors of the Company from June 2005 to December 2007. Mr. Alapont has more than 35 years of global leadership experience in both vehicle manufacturers and suppliers, with business and operations responsibilities in the Americas, Europe, Middle East & Africa, and Asia Pacific regions. From 2003 to 2005, Mr. Alapont was the chief executive officer and a member of the board of directors of IVECO, the commercial trucks and vans, public and commercial buses, recreational, special off-road, firefighting, defense and military vehicles company of the Fiat Group. He also became a member of the Fiat Group Executive Committee, the company’s strategy and policymaking group. From 1997 to 2003, Mr. Alapont served in various key executive positions at Delphi Corporation, a global automotive supplier. He began at Delphi as executive director of international operations. In 1999, Mr. Alapont was named president of Delphi Europe, Middle East and Africa and a vice president of Delphi Corporation and also became a member of the Delphi strategy board, the company’s top policy-making group. In 2003, Mr. Alapont was named president of Delphi’s international operations, and vice president of sales and marketing. From 1990 to 1997, Mr. Alapont served in several executive roles and was a member of the strategy board at Valeo, a global automotive supplier. He started at Valeo as managing director of engine cooling systems, Spain. In 1991, Mr. Alapont was named executive director of Valeo’s worldwide heavy-duty engine cooling operations. In 1992, he became group vice president of Valeo’s worldwide clutch and transmission components division. He was named group vice president of the company’s worldwide lighting systems division in 1996. Mr. Alapont began and developed his automotive career from 1974 to 1989 at Ford Motor Company and, over the course of 15 years, started at Ford of Spain, progressed through different management and executive positions in quality, testing and validation, manufacturing and purchasing positions at Ford of Europe. Since May 2011, Mr. Alapont also serves as a director of Mentor Graphics and provides valuable guidance to the boards of automotive supplier trade associations and economic development groups in the U.S., Europe and Asia Pacific countries. In 2012, Mr. Alapont was recognized by Northwood university as an Outstanding Business Leader, selected for his business achievements and exemplary industry leadership. He was honored in 2011 as a Leader in Innovation by Philadelphia University, for his personal accomplishments and for exemplifying the spirit of innovation and the University’s mission. Mr. Alapont was honored by the U.S. Hispanic Chamber of Commerce in 2010 with an Inspiration Award, which recognizes business leaders for their leadership and service as business role models. In 2002, he received the Executive of the year award from Auto Revista Magazine for his role in successfully developing, growing and diversifying the company’s global business. A native of Spain, Mr. Alapont earned degrees in industrial engineering from the Technical School of Valencia in Spain and in philology/philosophy from the University of Valencia in Spain.

The Board has concluded that Mr. Alapont should serve as a director due to his extensive guiding and developing the strategies of leading vehicle makers and tier one suppliers in the automotive and commercial vehicle markets. Mr. Alapont is knowledgeable about all aspects of the markets served by the Company and related processes necessary to effectuate the Company’s sustainable global profitable growth strategy. With more than 35 years of relevant industry experience, the Board believes Mr. Alapont is uniquely qualified to serve as the director of the Company.

William S. Bowers Age 59	Mr. Bowers has served as senior vice president, sales and marketing, and a member of the strategy board of the Company since 2006. Prior to joining the Company, Mr. Bowers spent 30 years at General Motors
Corporation and Delphi Corporation, most recently as executive director of sales, marketing and planning for the energy and chassis division from 2002-2006. Previously, he was based in Tokyo, Japan, as the Asia-
Pacific regional director for Delphi’s energy and chassis systems from 1998-2002. Mr. Bowers worked as commercial and technical director for Delphi Automotive Systems, Singapore, from 1995-1998; and as chief engineer from 1992-1995. Previously he was engineering group manager, divisional program manager, powertrain systems development engineer, and control systems engineer at General Motors Corporation.

David A. Bozynski Age 57	Mr. Bozynski has served as vice president and treasurer of the Company since 1996. Prior to joining the Company in 1996, Mr. Bozynski had a 21-year career with Unisys, where his last appointment was vice president and assistant treasurer. Previously, he served as vice president, line of business finance, responsible for the finance function of Unisys’ four commercial lines of business. Mr. Bozynski also served as vice president, corporate business analysis.

Jean Brunol Age 59	Mr. Brunol has served as senior vice president, business and operations strategy, and a member of the strategy board of the Company since 2005. Prior to joining the Company, from January 2004 to April 2005, Mr. Brunol was senior vice president, product and business strategy, international operations at IVECO, the commercial vehicle company of the Fiat Group. Previously, Mr. Brunol was business partner and executive advisor for private equity funds and independent companies. He also served as president of tube operations at Thomson from 2000-2002, and was chief executive officer of SAFT ALCATEL Battery & Power Systems Company from 1997 to 2000. Mr. Brunol was product director, transmissions; and executive vice president, electronics, at Valeo between 1992 and 1997. He began his career at Thomson, where he served in several leadership positions from 1981 to 1992. Mr. Brunol also served at the French National Council for Scientific Research (CNRS) from 1976 to 1981. Mr. Brunol also serves as a director of Ashok Leyland plc of India since July 2011; and Hinduja Foundries of India.

James (Jay) Burkhart Age 54	Mr. Burkhart has served as senior vice president, Global Aftermarket, and a member of the strategy board of the Company since 2007. Previously, he served as vice president of global marketing, Aftermarket Products and Services since 2004. Mr. Burkhart joined the Company in 1998 with the acquisition of Cooper Automotive and was most recently vice president of global marketing for Aftermarket Products & Services. Prior to joining Cooper, he was vice president of marketing, worldwide, for Tenneco Automotive.

Gérard Chochoy Age 58	Mr. Chochoy has served as senior vice president, Powertrain Sealing and Bearings and a member of the strategy board of the Company since 2007. He joined the Company as senior vice president, global development in March 2007. Previously, from 2003 to 2007, Mr. Chochoy was executive vice president of the automotive seating group at Faurecia, based in Paris. From November 2000 to July 2003, he was executive vice president of operations at NEC Computer International, and general manager of the Packard Bell brand. Mr. Chochoy served 12 years at Valeo, most recently group vice president of wiper systems from February 1995 to October 2000.

René L. F. Dalleur Age 58	Mr. Dalleur has served as senior vice president, Customer Satisfaction, Global Engineering and Manufacturing of the Company since April 2009. Previously, he was senior vice president, Vehicle Safety and Protection, from April 2007. He has been a member of the Strategy Board since May 2005. He served as senior vice president, Vehicle Safety and Performance, from May 2005 to April 2007. He served as senior vice president, global friction products, since 2001, and was named vice president of sealing systems, ignition and wipers, Europe in 2000. Prior to joining the Company in 1998 with the acquisition of Cooper Industries, Mr. Dalleur held various positions in engineering, purchasing, and plant and general management in the automotive and aerospace industries.

Steven K. Gaut Age 50	Mr. Gaut has served as vice president, corporate communications and government relations, and a member of the strategy board of the Company since April 2008. Prior to joining the Company in April 2008, he was director of communications and marketing services for the Europe, Middle East and Africa region and global powertrain division for Delphi Corporation, based in Paris, France. From 2003 to 2008, Mr. Gaut served in roles of increasing responsibility in communications, sales, marketing and planning at Delphi Corporation while based in Europe. Prior to relocating to Europe, he served as corporate director of media relations for Delphi Corporation. Prior to joining Delphi Corporation in 1995, Mr. Gaut served in various communications and human resources roles at General Motors Corporation.

Alston German Age 47	Mr. German has served as Vice President and Chief Information Officer, and a member of the strategy board of the Company since December 2008. Previously, he was IS director, global SAP. Mr. German joined the Company in 1994 and has served as senior information systems consultant, valve train and transmission IS director, business unit IS director and corporate IS director, Asia Pacific Region. Prior to joining the Company, Mr. German progressed through various positions, including information technology manager, powertrain division, with a United Kingdom-based automotive supplier.

Pascal Goachet Age 61	Mr. Goachet has served as senior vice president, global human resources and organization, and a member of the strategy board of the Company since July 2006. Previously, he was named director of human resources, EMEA and Asia-Pacific in May 2005. Prior to joining the Company, Mr. Goachet was a staff member of the French Ministry of Labor in 2005. He served as vice president of corporate human resources, NEC Computers International, a subsidiary of NEC Japan from 2000 to 2005; and divisional director, human resources, Group Lafarge, Special Materials Division from July 1996 to December 2000. In addition, Mr. Goachet has held various human resources leadership positions at Air France Group in 1996; at Valeo Group from 1990 to 1995; and at the Matra Group from 1980 to 1990. Previously, he was a cabinet member of the French Ministry of Justice. In December 2007, the Government of France appointed Mr. Goachet as a Foreign Trade Advisor of the Republic of France. Additionally, he was inducted into the French Legion of Honor in 2004.

Alan Haughie Age 48	Mr. Haughie has served as senior vice president, chief financial officer and a member of the strategy board of the Company since July 2010. He served as vice president, controller and chief accounting officer of the Company from 2005 to June 2010. Prior to that, he served as director, corporate finance from 2000 to 2005, and worked as controller in the Company’s aftermarket business located in Manchester, United Kingdom, from 1999 to 2000. Prior to joining the Company in 1994, Mr. Haughie worked for Ernst & Young in the U.K. in various audit roles.

Ramzi Hermiz Age 46	Mr. Hermiz has served as senior vice president, Vehicle Safety and Protection since 2009, and a member of the strategy board of the Company since 2005. Previously, he was senior vice president, aftermarket products and services from 2007 to 2009 and senior vice president of sealing systems from 2005 to 2007. Mr. Hermiz has served as vice president European aftermarket, vice president, global purchasing and supply chain, vice president supply chain, and director position in purchasing lean manufacturing and inventory. He joined the Company in 1998 with the acquisition of Fel-Pro, Inc. Prior to joining Fel-Pro in 1990, Mr. Hermiz was manager, purchasing and quality assurance for Triangle Home Products, a manufacturer of residential lighting and other products. He began his career as a design and product engineer for Keldu Technologies, a consulting firm serving the heavy-duty construction industry.

Rainer Jueckstock Age 52	Mr. Jueckstock has served as senior vice president, Powertrain Energy, and a member of the strategy board of the Company since April 2005. Previously, he was senior vice president, global powertrain. Mr. Jueckstock joined the Company in 1990, and has served as senior vice president, powertrain operations; senior vice president, pistons, rings and liners; vice president, rings and liners; operations director, piston rings, Europe; and managing director of the Friedberg, Germany, operation. He also was sales director for rings and liners, Europe; finance controller in Burscheid, Germany; and finance manager in Dresden, Germany.

Brett D. Pynnonen Age 43	Mr. Pynnonen has served as senior vice president, general counsel and chief compliance officer since November 2010. He is a member of the strategy board of the Company. Mr. Pynnonen joined the Company as assistant general counsel and assistant secretary in 2007. Prior to joining the Company, Mr. Pynnonen was vice president, general counsel and secretary for Covansys Corporation. Prior to that, Mr. Pynnonen was an attorney for the law firm of Butzel Long in Detroit, MI.

Jérôme Rouquet Age 44	Mr. Rouquet has served as vice president, controller and chief accounting officer of the Company since August 2010. Mr. Rouquet joined the Company in 1996 and has held various finance positions of increasing responsibility at regional and group levels across multiple product lines and business units. Most recently he served as Finance Director, Vehicle Safety and Protection. Mr. Rouquet graduated in 1990 from the Institut Superieur de Gestion in Paris, France.

Markus Wermers Age 47	Mr. Wermers has served as senior vice president, global purchasing and a member of the strategy board of the Company since April 2008. From November 2004 to March 2008, Mr. Wermers was vice president, sales and marketing, Europe, Middle East and Africa region, after having served as vice president, sales and marketing, for the Company’s powertrain business unit. Mr. Wermers joined Federal-Mogul in 1991, where he held various positions of increasing responsibility, including sales director, Sealing Systems; sales director, pistons, rings and liners; sales director, Ford; and applications engineer and key account manager in Germany.

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to compensation of executive officers and directors of the Company under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” in the Company’s proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for the 2012 annual meeting of stockholders under the captions “Director Independence and Controlled Company Status” and “Certain Relationships and Related-Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the fees and services of our principal accountant under the caption “Fees of Independent Registered Public Accounting Firm” in the Company’s proxy statement for the 2012 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C			Column D		Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(Millions of Dollars)
Year ended December 31, 2011:
Valuation allowance for trade receivables	$13	$3	$—		$(3	)(1)	$13
Inventory valuation allowance	86	14	—		(17	)(2)	83
Valuation allowance for deferred tax assets	871	(27)	(20)		—		824
Year ended December 31, 2010:
Valuation allowance for trade receivables	$19	$1	$—		$(7	)(1)	$13
Inventory valuation allowance	76	18	—		(8	)(2)	86
Valuation allowance for deferred tax assets	865	(75)	81		—		871
Year ended December 31, 2009:
Valuation allowance for trade receivables	$27	$5	$—		$(13	)(1)	$19
Inventory valuation allowance	37	20	29	(3)	(10	)(2)	76
Valuation allowance for deferred tax assets	786	(20)	99		—		865

(1)	Uncollectible accounts charged off net of recoveries.
(2)	Obsolete inventory charged off.
(3)	Represents remaining portion of fresh-start adjustment that is being reestablished with a corresponding increase to gross accounts receivable and inventory.

15(b). Exhibits

The Company will furnish upon request any of the following exhibits upon payment of the Company’s reasonable expenses for furnishing such exhibit.

2.1	Agreement and Plan of Merger dated as of December 11, 2007 between Federal-Mogul Corporation and New Federal-Mogul Corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 11, 2007.)

3.1	The Company’s Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2008.)

3.2	The Company’s Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 28, 2008.)

4.1	Federal-Mogul U.S. Asbestos Personal Injury Trust Agreement by and among the Company, the Future Claimants Representative, the Official Committee of Asbestos Claimants, the Trustees, Wilmington Trust Company, and the members of the Trust Advisory Committee, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

4.2	Registration Rights Agreement dated as of December 27, 2007 by and among the company, Thornwood Associates Limited Partnership and the Federal-Mogul Asbestos Personal Injury Trust (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.1	Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.) †

10.2	Amended and Restated Federal-Mogul Supplemental Key Executive Pension Plan dated January 1, 1999 and Restated February 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.) †

10.3	Federal-Mogul Corporation Key Executive Pension Plan, as amended and restated, for José Maria Alapont. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.) †

10.4	Form of Change in Control Employment Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 2, 2005.) †

10.5	Employment Contract dated April 20, 2005 between Federal Mogul Services, Eurl and Jean Brunol. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.) †

10.6	Warrant Agreement by and between the Company and Mellon Investor Services LLC, dated December 27, 2007 (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.7	Term Loan and Revolving Credit Agreement by and among the Company, as Borrower, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.8	Tranche A Term Loan Agreement by and among the Company, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.9	Indenture by and among the Company, Guarantors therein and U.S. Bank National Association, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.10	$140 Million Loan Agreement by and between the Company and the Federal-Mogul Asbestos Personal Injury Trust, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.11	$125 Million Loan Agreement by and between the Company and the Federal-Mogul Asbestos Personal Injury Trust, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.12	Second Amended and Restated Employment Agreement dated March 23, 2010 between the Company and José Maria Alapont. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.) †

10.13	Restated Stock Option Agreement by and between the Company and José Maria Alapont dated as of March 23, 2010 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.) †

10.14	Second Amended and Restated Deferred Compensation Agreement by and between the Company and José Maria Alapont dated as of March 23, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.)

10.15	Federal-Mogul Corporation 2010 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2010). †

10.16	Form of Stock Appreciation Rights Agreement (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2010). †

10.17	Federal-Mogul 2011 Management Incentive Plan (Incorporated by Reference to Exhibit 10.19 to the Company’s Quarterly Report Form 10-Q dated October 27, 2011). †

10.18	Federal-Mogul 2011 Management Incentive Uplift Plan (Incorporated by Reference to Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q dated October 27, 2011). †

*21	Subsidiaries of the Registrant.

*23	Consent of Independent Registered Public Accounting Firm

*24	Powers of Attorney.

*31.1	Certification by the Company’s Chief Executive Officer pursuant to Rule 13a-14

*31.2	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

101	Financial statements from the annual report on Form 10-K of Federal-Mogul Corporation for the year ended December 31, 2011, filed on February 28, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) Consolidated Statements Of Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements furnished herewith.

*	Filed Herewith
†	Management contracts and compensatory plans or arrangements.

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

Date February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ José Maria Alapont José Maria Alapont	Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2012

/s/ Alan J. Haughie Alan J. Haughie	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/s/ Jérôme Rouquet Jérôme Rouquet	Vice President and Controller (Principal Accounting Officer)	February 28, 2012

* George Feldenkreis	Director	February 28, 2012

/s/ Vincent J. Intrieri Vincent J. Intrieri	Director	February 28, 2012

* J. Michael Laisure	Director	February 28, 2012

/s/ Samuel J. Merksamer Samuel J. Merksamer	Director	February 28, 2012

/s/ Daniel A. Ninivaggi Daniel A. Ninivaggi	Director	February 28, 2012

/s/ David S. Schechter David S. Schechter	Director	February 28, 2012

* Neil S. Subin	Director	February 28, 2012

/s/ James H. Vandenberghe James H. Vandenberghe	Director	February 28, 2012

*By	/s/ Brett D. Pynnonen
(Brett D. Pynnonen, Attorney-in-fact)