Form 10-Q
period 2012-03-31
FEDERAL MOGUL CORP
filed 2012-04-24
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2012

or

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

Yes [ X ]     No [    ]

As of April 20, 2012, there were 98,904,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2012

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars,
	Except Per Share Amounts)

Net sales	$1,764	$1,724
Cost of products sold	(1,487)	(1,445)

Gross margin	277	279

Selling, general and administrative expenses	(189)	(177)
Interest expense, net	(33)	(32)
Amortization expense	(12)	(12)
Equity earnings of non-consolidated affiliates	10	10
Restructuring expense, net	(6)	(1)
Other expense, net	(3)	(1)

Income before income taxes	44	66
Income tax expense	(10)	(14)

Net income	34	52
Less net income attributable to noncontrolling interests	(2)	(1)

Net income attributable to Federal-Mogul	$32	$51

Income per common share:
Basic	$0.32	$0.52

Diluted	$0.32	$0.51

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31
	2012	2011
	(Millions of Dollars)

Net income	$34	$52

Other comprehensive income:

Foreign currency translation adjustments and other	86	80

Hedge instruments:
Net unrealized hedging gains arising during period	1	—
Reclassification of net hedging losses included in net income during period	13	5
Income taxes	—	—

Hedge instruments, net of tax	14	5

Postemployment benefits:
Reclassification of net postemployment benefits costs included in net income during period	8	2
Income taxes	—	—

Postemployment benefits, net of tax	8	2

Other comprehensive income, net of tax	108	87

Comprehensive income	142	139

Less comprehensive income attributable to noncontrolling interests	(5)	(4)

Comprehensive income attributable to Federal-Mogul	$137	$135

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) March 31 2012	December 31 2011
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$849	$953
Accounts receivable, net	1,320	1,186
Inventories, net	1,001	956
Prepaid expenses and other current assets	216	204

Total current assets	3,386	3,299

Property, plant and equipment, net	1,917	1,855
Goodwill and other indefinite-lived intangible assets	1,123	1,115
Definite-lived intangible assets, net	423	434
Investments in non-consolidated affiliates	244	228
Other noncurrent assets	102	98

	$7,195	$7,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$90	$88
Accounts payable	796	767
Accrued liabilities	378	367
Current portion of postemployment benefits liability	44	43
Other current liabilities	163	165

Total current liabilities	1,471	1,430

Long-term debt	2,739	2,741
Postemployment benefits liability	1,222	1,229
Long-term portion of deferred income taxes	434	434
Other accrued liabilities	134	142

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of March 31, 2012 and December 31, 2011)	1	1
Additional paid-in capital, including warrants	2,150	2,150
Accumulated deficit	(410)	(442)
Accumulated other comprehensive loss	(634)	(739)
Treasury stock, at cost	(17)	(17)

Total Federal-Mogul shareholders’ equity	1,090	953

Noncontrolling interests	105	100

Total shareholders’ equity	1,195	1,053

	$7,195	$7,029

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net income	$34	$52
Adjustments to reconcile net income to net cash provided from (used by) operating activities:

Depreciation and amortization	69	68
Insurance proceeds	25	—
Equity earnings of non-consolidated affiliates	(10)	(10)
Change in postemployment benefits	(9)	(5)
Restructuring expense, net	6	1
Payments against restructuring liabilities	(7)	(6)
Deferred tax benefit	(2)	1
Changes in operating assets and liabilities:
Accounts receivable	(116)	(97)
Inventories	(26)	(79)
Accounts payable	65	127
Other assets and liabilities	(11)	(61)

Net Cash Provided From (Used By) Operating Activities	18	(9)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(130)	(100)

Net Cash Used By Investing Activities	(130)	(100)

Cash Provided From (Used By) Financing Activities
Principal payments on term loans	(8)	(7)
Decrease in other long-term debt	—	(2)
Increase in short-term debt	2	9
Net remittances on servicing of factoring arrangements	(4)	—

Net Cash Used By Financing Activities	(10)	—

Effect of foreign currency exchange rate fluctuations on cash	18	19

Decrease in cash and equivalents	(104)	(90)

Cash and equivalents at beginning of period	953	1,105

Cash and equivalents at end of period	$849	$1,015

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

1.	BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Factoring of Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, and Italy are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	March 31	December 31
	2012	2011
	(Millions of Dollars)

Gross accounts receivable factored	$234	$203
Gross accounts receivable factored, qualifying as sales	233	202
Undrawn cash on factored accounts receivable	—	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)

Proceeds from factoring qualifying as sales	$414	$413
Expenses associated with factoring of receivables	2	2

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $25 million and $23 million as of March 31, 2012 and December 31, 2011, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

Accounts receivables factored but not qualifying as a sale, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including the current portion of long-term debt.” The expenses associated with receivables factoring are recorded in the consolidated statements of operations within “Other expense, net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Noncontrolling Interests: The following table presents a rollforward of the changes in noncontrolling interests for the three months ended March 31, 2012 (in millions of dollars):

Noncontrolling interests balance as of December 31, 2011	$100
Comprehensive income:
Net income	2
Foreign currency translation adjustments and other	3

5

Noncontrolling interests balance as of March 31, 2012	$105

New Accounting Pronouncements: In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU makes changes to fair value principles related to premiums and discounts and the measurement of financial instruments, requires new disclosures with a focus on level 3 measurements and makes clarifications regarding the definition of a principal market. This guidance is effective for fiscal years beginning after December 15, 2011. The Company’s adoption of this ASU effective January 1, 2012 had no impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU changes the manner in which entities present comprehensive income in their financial statements. This guidance is effective for fiscal years beginning after December 15, 2011. The Company adopted this new guidance effective January 1, 2012. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Company complied with this deferral as it adopted ASU 2011-05 effective January 1, 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU allows for the option to perform a qualitative assessment that may allow companies to forego the annual two-step impairment test for goodwill. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company adopted this new guidance effective January 1, 2012.

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

During the three months ended March 31, 2012 and 2011, the Company recognized net restructuring expenses of $6 million and $1 million, respectively. Of the net restructuring expenses recognized during the first quarter of 2012, $4 million related to headcount reduction actions associated with the Global Aftermarket.

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the three months ended March 31, 2012 by reporting segment. “PTE,” “PTSB,” “VSP,” and “GA” represent the Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket reporting segments, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2011	$2	$4	$—	$1	$1	$8
Provisions	2	—	—	4	—	6
Payments	(2)	—	—	(4)	(1)	(7)

Balance at March 31, 2012	$2	$4	$—	$1	$—	$7

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the three months ended March 31, 2012. As the table indicates, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)

Balance at December 31, 2011	$8	$—	$8
Provisions	5	1	6
Payments	(6)	(1)	(7)

Balance at March 31, 2012	$7	$—	$7

3.	OTHER EXPENSE, NET

The specific components of “Other expense, net” are as follows:

	Three Months Ended
	March 31
	2012	2011
	(Millions of Dollars)

Accounts receivable discount expense	$(2)	$(2)
Foreign currency exchange	(2)	(1)
Adjustment of assets to fair value	(2)	—
Other	3	2

	$(3)	$(1)

4.	FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable debt rate with the same terms, they qualify for cash flow hedge accounting treatment. As of March 31, 2012 and December 31, 2011, unrealized net losses of $37 million and $44 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of March 31, 2012, losses of $35 million are expected to be reclassified from “Accumulated other comprehensive loss” to consolidated statement of operations within the next 12 months.

These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s Debt Facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $6 million, $7 million and $2 million for years 2013 – 2015, the term of the Company’s variable-rate term loans.

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

The Company had commodity price hedge contracts outstanding with combined notional values of $90 million and $117 million at March 31, 2012 and December 31, 2011, respectively, of which substantially all mature within one year and of which $85 million and $117 million, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $6 million and $15 million were recorded in “Accumulated other comprehensive loss” as of March 31, 2012 and December, 31, 2011, respectively.

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

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. The Company had notional values of $19 million and $27 million of foreign currency hedge contracts outstanding at March 31, 2012 and December 31, 2011, respectively, of which substantially all mature in less than one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of less than one million and $3 million were recorded in “Accumulated other comprehensive loss” as of March 31, 2012 and December 31, 2011, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company's customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company's credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 5% of the Company’s direct sales during the quarter ended March 31, 2012. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives

	Balance Sheet Location	March 31 2012	December 31 2011	Balance Sheet Location	March 31 2012	December 31 2011
	(Millions of Dollars)

Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(35)	$(36)
				Other noncurrent liabilities	(2)	(8)
Commodity contracts		—	—	Other current liabilities	(5)	(16)
Foreign currency contracts	Other current liabilities	—	3		—	—

		$—	$3		$(42)	$(60)

Derivatives not designated as cash flow hedging instruments:
Commodity contracts		$—	$—	Other current liabilities	$(1)	$—

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended March 31, 2012:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(Millions of Dollars)

Interest rate swap contracts	$(3)	Interest expense, net	$(10)

Commodity contracts	7	Cost of products sold	(3)

Foreign currency contracts	(3)	Cost of products sold	—

	$1		$(13)

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at March 31, 2012 and December 31, 2011 are set forth in the table below:

	Asset /		Valuation
	(Liability)	Level 2	Technique
	(Millions of Dollars)

March 31, 2012:
Interest rate swap contracts	$(37)	$(37)	C
Commodity contracts	(6)	(6)	C

December 31, 2011:
Interest rate swap contracts	$(44)	$(44)	C
Commodity contracts	(16)	(16)	C
Foreign currency contracts	3	3	C

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

Assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2012 are set forth in the table below:

				Valuation
	Asset	Level 3	(Loss)	Technique
	(Millions of Dollars)

March 31, 2012:
Property, plant and equipment	$1	$1	$(1)	C

Property, plant and equipment with a carrying value of $2 million were written down to their fair value of $1 million, resulting in an impairment charge of $1 million, which was recorded within “Other expense, net” for the three months ended March 31, 2012. The Company determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize.

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at March 31, 2012 and December 31, 2011. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	March 31	December 31
	2012	2011
	(Millions of Dollars)

Raw materials	$182	$177
Work-in-process	159	145
Finished products	746	717

	1,087	1,039
Inventory valuation allowance	(86)	(83)

	$1,001	$956

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2012 and December 31, 2011, goodwill and other indefinite-lived intangible assets consist of the following:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(In Millions of Dollars)

Goodwill	$1,349	$(503)	$846	$1,340	$(502)	$838
Trademarks and brand names	432	(155)	277	432	(155)	277

	$1,781	$(658)	$1,123	$1,772	$(657)	$1,115

At March 31, 2012 and December 31, 2011, definite-lived intangible assets consist of the following:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)

Developed technology	$115	$(45)	$70	$115	$(42)	$73
Customer relationships	542	(189)	353	541	(180)	361

	$657	$(234)	$423	$656	$(222)	$434

The following is a quarterly summary of the Company’s goodwill and other intangible assets (net) as of and for the three months ended March 31, 2012:

	Net Goodwill	Other Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)
	(Millions of Dollars)

Balance at December 31, 2011	$838	$277	$434
Property, plant and equipment adjustment	8	—	—
2011 impairment finalization	(1)	—	—
Amortization expense	—	—	(12)
Foreign currency	1	—	1

Balance at March 31, 2012	$846	$277	$423

Given the complexity of the calculation, the Company had not finalized “Step 2” of its annual goodwill impairment assessment for the year ended December 31, 2011 prior to filing its annual report on Form 10-K. The goodwill impairment charge recognized during the fourth quarter of 2011 was $259 million. During the quarter ended March 31, 2012, the Company completed this assessment, and recorded an additional $1 million goodwill impairment charge. The goodwill impairment charge was required to adjust the carrying value of goodwill to estimated fair value. The estimated fair value was determined based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.

During the three months ended March 31, 2012, the Company increased goodwill and decreased property, plant and equipment (“PP&E”) by $8 million to correct for PP&E that were improperly valued in fresh-start accounting.

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

The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	March 31	December 31
	2012	2011
	(Millions of Dollars)

Investments in non-consolidated affiliates	$244	$228

Direct ownership percentages	2% to 50%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)

Equity earnings of non-consolidated affiliates	$10	$10
Cash dividends received from non-consolidated affiliates	—	—

The following table presents selected aggregated financial information of the Company’s non-consolidated affiliates:

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)

Statements of Operations
Sales	$198	$184
Gross margin	42	37
Income from continuing operations	29	27
Net income	25	24

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2012, the total amount of the contingent guarantee, were all triggering events to occur, approximated $61 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

9.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31	December 31
	2012	2011
	(Millions of Dollars)

Accrued compensation	$190	$163
Accrued rebates	92	109
Non-income taxes payable	33	25
Accrued product returns	21	21
Accrued income taxes	16	24
Accrued professional services	15	14
Restructuring liabilities	7	8
Accrued warranty	3	2
Other	1	1

	$378	$367

10.	DEBT

On December 27, 2007, the Company entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $6 million, $7 million and $2 million for years 2013 – 2015, the term of the Company’s Debt Facilities.

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

The Debt Facilities were initially negotiated and agreement was reached on the majority of significant terms in early 2007. Between the time the terms were agreed in early 2007 and December 27, 2007, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Debt Facilities. This estimated fair value was recorded within the fresh-start reporting, and is being amortized as interest expense over the terms of each of the underlying components of the Debt Facilities. Interest expense associated with the amortization of this fair value adjustment, recognized in the Company’s consolidated statements of operations, consists of the following:

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)

Amortization of fair value adjustment	$5	$6

Debt consists of the following:

	March 31	December 31
	2012	2011
	(Millions of Dollars)

Debt Facilities:
Revolver	$—	$—
Tranche B term loan .	1,876	1,882
Tranche C term loan .	958	960
Debt discount	(69)	(74)
Other debt, primarily foreign instruments .	64	61

	2,829	2,829
Less: short-term debt, including current maturities of long-term debt	(90)	(88)

Total long-term debt	$2,739	$2,741

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

The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Per the terms of the credit facility, $50 million of the Tranche C Term Loan proceeds were deposited in a Term Letter of Credit Account.

The total commitment and amounts outstanding on the revolving credit facility are as follows:

	March 31	December 31
	2012	2011
	(Millions of Dollars)

Current Contractual Commitment	$540	$540

Outstanding:
Revolving credit facility	$—	$—
Letters of credit	40	38

Total outstanding	$40	$38

Borrowing Base on Revolving Credit Facility
Current borrowings	$—	$—
Letters of credit	—	—
Available to borrow	494	496

Total borrowing base	$494	$496

Estimated fair values of the Company’s Debt Facilities were:

	Estimated Fair Value (Level 1)	Carrying Value in Excess of Fair Value	Valuation Technique
	(Millions of Dollars)

March 31, 2012:
Debt Facilities	$2,733	$32	A

December 31, 2011:
Debt Facilities	$2,660	$108	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of March 31, 2012 and December 31, 2011. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 5, Fair Value Measurements, for definitions of input levels and valuation techniques.

11.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world. Components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011
	(Millions of Dollars)
Service cost	$5	$5	$2	$2	$—	$—
Interest cost	14	15	5	5	4	5
Expected return on plan assets	(13)	(14)	(1)	(1)	—	—
Amortization of actuarial loss	9	6	—	—	—	—
Amortization of prior service credit	—	—	—	—	(4)	(4)
Settlement gain	(1)	—	—	—	—	—

Net periodic benefit cost	$14	$12	$6	$6	$—	$1

12.	INCOME TAXES

For the three months ended March 31, 2012, the Company recorded income tax expense of $10 million on income before income taxes of $44 million. This compares to an income tax expense of $14 million on income before income taxes of $66 million in the same period of 2011. The income tax expense for the three months ended March 31, 2012 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to audit settlement, and a tax benefit recorded related to a special economic zone tax incentive in Poland, partially offset by pre-tax losses with no tax benefits. The income tax expense for the three months ended March 31, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the US statutory tax rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and release of uncertain tax positions due to audit settlements, partially offset by pre-tax losses with no tax benefits.

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

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that existing valuation allowances in certain jurisdictions of up to $200 million as of March 31, 2012 could be released within the next 12 months. If releases of such valuation allowances occur, it may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

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

Total environmental liabilities, determined on an undiscounted basis, are included in the consolidated balance sheets as follows:

	March 31	December 31
	2012	2011
	(Millions of Dollars)

Other current liabilities	$5	$5
Other accrued liabilities (noncurrent)	11	11

	$16	$16

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2012, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $42 million.

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

The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	March 31	December 31
	2012	2011
	(Millions of Dollars)

Other current liabilities	$1	$1
Other accrued liabilities (noncurrent)	21	21

	$22	$22

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

On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of March 31, 2012.

15.	STOCK-BASED COMPENSATION

CEO Stock-Based Compensation Agreement

Effective March 31, 2012, José Maria Alapont retired as president and chief executive officer of the Company. Mr. Alapont’s retirement had no accounting impact on either the stock options or the deferred compensation agreement discussed below.

On March 23, 2010, the Company entered into the Second Amended and Restated Employment Agreement, which extended José Maria Alapont’s employment with the Company for three years. Also on March 23, 2010, the Company amended and restated the Stock Option Agreement by and between the Company and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from a stock option exercise to the Company for cash. The Restated Stock Option Agreement provides for pay out of any exercise of Mr. Alapont’s stock options in stock or, at the election of the Company, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature, however the accounting impact associated with this modification is that the options are now considered an equity award as of March 23, 2010. The Company revalued the four million stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from “Other accrued liabilities” to “Additional paid-in capital” due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these options will be recognized. These options had intrinsic values of zero as of both March 31, 2012 and December 31, 2011. These options expire on June 29, 2012. None of the four million stock options have been exercised or forfeited as of March 31, 2012.

The Company revalued Mr. Alapont’s Deferred Compensation Agreement, which was also amended and restated on March 23, 2010, resulting in a revised fair value of $8.4 million at March 31, 2012. The amended and restated agreement included no changes that impacted the accounting for this agreement. Since the revised and restated agreement continues to provide for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of March 31, 2012 and through its eventual payout, which will occur promptly following October 1, 2012. The amount of the payout shall be equal to $9.7 million (500,000 shares of stock multiplied by the March 23, 2010 stock price of $19.46), offset by 75% of the intrinsic value of any exercise by Mr. Alapont of two million of the options noted above (“options connected to deferred compensation”). During the three months ended March 31, 2012 and 2011, the Company recognized less than one million and $1 million in expense, respectively, associated with Mr. Alapont’s Deferred Compensation Agreement. The Deferred Compensation Agreement had an intrinsic value of $9.7 million as of both March 31, 2012 and December 31, 2011.

The March 31, 2012 deferred compensation fair value was estimated using the Monte Carlo valuation model with the following assumptions:

Exercise price	N/A
Expected volatility	55%
Expected dividend yield	0%
Risk-free rate over the estimated expected option life	0.13%
Expected life (in years)	0.25

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

Stock Appreciation Rights

A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the three months ended March 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Life	Value
	(Thousands)		(Years)	(Millions)

Outstanding at December 31, 2011	1,388	$19.96	3.9	$—
Granted	813	17.64
Forfeited	(44)	17.60

Outstanding at March 31, 2012	2,157	$19.13	4.1	$—

Exercisable at March 31, 2012	958	$19.28	3.9	$—

In February 2012, 2011 and 2010, the Company granted approximately 813,000, 1,039,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company valued the 2012 SARs, the 2011 SARs and the 2010 SARs at March 31, 2012, resulting in fair values of $5.2 million, $4.5 million and $1.6 million, respectively. The Company recognized SARs expense of $1 million for each of the three month periods ended March 31, 2012 and 2011, respectively.

The March 31, 2012 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.16
Expected volatility	55%	55%	55%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected life	0.55%	0.37%	0.26%
Expected life (in years)	1.60	2.30	3.17

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

16.	INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income per common share:

	Three Months Ended
	March 31
	2012	2011
	(Millions of Dollars, Except Per Share Amounts)

Net income attributable to Federal-Mogul shareholders	$32	$51

Weighted average shares outstanding, basic (in millions)	98.9	98.9

Incremental shares on assumed conversion of stock options (in millions)	—	0.6

Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.5	0.2

Weighted average shares outstanding, including dilutive shares (in millions)	99.4	99.7

Net income per common share attributable to Federal-Mogul:
Basic	$0.32	$0.52
Diluted	$0.32	$0.51

Warrants to purchase 6,951,871 common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011 because the exercise price was greater than the average market price of the Company’s common shares during this period. Options to purchase 4,000,000 common shares were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 because the exercise prices were greater than the average market price of the Company’s common shares during this period.

The 500,000 common shares issued in connection with the Deferred Compensation Agreement described in Note 15 are excluded from the basic earnings per share calculation as required by FASB ASC Topic 710, Compensation.

17.	THAILAND MANUFACTURING FACILITY FLOOD

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

In addition to other coverage, the Company believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations, and reimbursement of expenditures incurred to restore operations. In February and April 2012, the Company received cash advances from its insurance carrier of $25 million and $5 million, respectively. The table below provides, by insurance coverage stream, the amount of insurance recoverable recorded as of December 31, 2011 (in millions of dollars):

Real and personal property:
Property, plant and equipment	$13
Inventory	6
Incremental costs incurred to restore operations	2

$21

The following table presents a rollforward of the insurance recoverable for the three months ended March 31, 2012 (in millions of dollars):

Insurance recoverable as of December 31, 2011	$21
Cash advance from insurance carrier	(25)
Incremental costs incurred to restore operations	5
Real and personal property and other	2

Insurance recoverable as of March 31, 2012	$3

The insurance recoverables of $3 million and $21 million as of March 31, 2012 and December 31, 2011, respectively are classified within the balance sheet as “Prepaid expenses and other current assets.”

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

The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA most closely approximates the cash flow associated with the operational earnings of the Company and uses Operational EBITDA to measure the performance of its operations. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains or losses. The reporting segments bear a service cost allocation related to the U.S. based funded pension plan with an equal offset in Corporate EBITDA so that total expense is excluded from total Company EBITDA.

Net sales, cost of products sold and gross margin information by reporting segment are as follows:

	Three Months Ended March 31
	Net Sales		Cost of Products Sold		Gross Margin
	2012	2011	2012	2011	2012	2011
	(Millions of Dollars)

Powertrain Energy	$602	$572	$(527)	$(502)	$75	$70
Powertrain Sealing and Bearings	325	319	(285)	(282)	40	37
Vehicle Safety and Protection	275	256	(216)	(193)	59	63
Global Aftermarket	562	577	(460)	(467)	102	110
Corporate	—	—	1	(1)	1	(1)

	$1,764	$1,724	$(1,487)	$(1,445)	$277	$279

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to net income are as follows:

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)

Powertrain Energy	$86	$79
Powertrain Sealing and Bearings	30	29
Vehicle Safety and Protection	46	53
Global Aftermarket	65	69
Corporate	(59)	(51)

Total Operational EBITDA	168	179

Depreciation and amortization	(69)	(68)
Interest expense, net	(33)	(32)
Expense associated with U.S. based funded pension plans	(14)	(11)
Restructuring expense, net	(6)	(1)
Adjustment of assets to fair value	(2)	—
Income tax expense	(10)	(14)
Other	—	(1)

Net income	$34	$52

Total assets by reporting segment are as follows:

	March 31	December 31
	2012	2011
	(Millions of Dollars)

Powertrain Energy	$2,096	$1,955
Powertrain Sealing and Bearings	979	922
Vehicle Safety and Protection	1,405	1,329
Global Aftermarket	2,138	1,931
Corporate	577	892

	$7,195	$7,029

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

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”) filed on February 28, 2012, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

ITEM  2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report.

Overview

Federal-Mogul Corporation is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers and servicers (“OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. During the three months ended March 31, 2012, the Company derived 68% of its sales from the OE market and 32% from the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the three months ended March 31, 2012, the Company derived 38% of its sales in the United States and 62% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

Results of Operations

Consolidated Results

Net sales by reporting segment are:

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)

Powertrain Energy	$602	$572
Powertrain Sealing and Bearings	325	319
Vehicle Safety and Protection	275	256
Global Aftermarket	562	577

	$1,764	$1,724

The percentage of net sales by group and region for the three months ended March 31, 2012 and 2011 are listed below. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2012
United States and Canada	22%	35%	33%	64%	40%
Europe	57%	48%	43%	21%	41%
Rest of World	21%	17%	24%	15%	19%

2011
United States and Canada	22%	32%	31%	63%	39%
Europe	58%	52%	47%	22%	43%
Rest of World	20%	16%	22%	15%	18%

Cost of products sold by reporting segment is:

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)

Powertrain Energy	$(527)	$(502)
Powertrain Sealing and Bearings	(285)	(282)
Vehicle Safety and Protection	(216)	(193)
Global Aftermarket	(460)	(467)
Corporate	1	(1)

	$(1,487)	$(1,445)

Gross margin by reporting segment is:

	Three Months Ended March 31
	2012	2011
	(Millions of Dollars)

Powertrain Energy	$75	$70
Powertrain Sealing and Bearings	40	37
Vehicle Safety and Protection	59	63
Global Aftermarket	102	110
Corporate	1	(1)

	$277	$279

Net sales increased by $40 million to $1,764 million for the first quarter of 2012 from $1,724 million in the same period of 2011. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $45 million.

In general, light and commercial vehicle OE production increased in most regions and, when combined with market share gains in all regions across all three manufacturing segments, resulted in increased OE sales of $88 million. Aftermarket sales decreased by $5 million due to sales decreases in North America and Europe, partially offset by sales increases in other regions. Net favorable customer pricing increased Company sales by $2 million.

Cost of products sold increased by $42 million to $1,487 million for the first quarter of 2012 compared to $1,445 million in the same period of 2011. Manufacturing, labor and variable overhead costs increased by $108 million as a direct consequence of sales volume/mix. The Company also recognized a $3 million increase in depreciation. These increases were partially offset by the impact of the relative strength of the U.S. dollar decreasing cost of products sold by $38 million, decreased materials and services sourcing costs of $21 million and favorable productivity, net of labor and benefits inflation, of $10 million.

Gross margin decreased by $2 million to $277 million, or 15.7% of sales, for the first quarter of 2012 compared to $279 million, or 16.2% of sales, in the same period of 2011. This decrease was due to net unfavorable sales volume/mix of $25 million, currency movements of $7 million, and increased depreciation of $3 million, partially offset by materials and services sourcing savings of $21 million, favorable productivity, net of benefits and labor inflation, of $10 million and customer price increases of $2 million.

Reporting Segment Results – Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the three months ended March 31, 2012 compared with the three months ended March 31, 2011 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains or losses. The reporting segments bear a service cost allocation related to the U.S. based funded pension plan with an equal offset in Corporate EBITDA so that total expense is excluded from total company EBITDA.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended March 31, 2011	$572	$319	$256	$577	$—	$1,724
Sales volumes	54	11	23	(5)	—	83
Customer pricing	(2)	3	1	—	—	2
Foreign currency	(22)	(8)	(5)	(10)	—	(45)

Three months ended March 31, 2012	$602	$325	$275	$562	$—	$1,764

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Cost of Products Sold
Three months ended March 31, 2011	$(502)	$(282)	$(193)	$(467)	$(1)	$(1,445)
Sales volumes / mix	(53)	(16)	(28)	(11)	—	(108)
Productivity, net of inflation	6	—	—	3	1	10
Materials and services sourcing	6	6	1	8	—	21
Depreciation	(3)	(1)	—	—	1	(3)
Foreign currency	19	8	4	7	—	38

Three months ended March 31, 2012	$(527)	$(285)	$(216)	$(460)	$1	$(1,487)

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Gross Margin
Three months ended March 31, 2011	$70	$37	$63	$110	$(1)	$279
Sales volumes / mix	1	(5)	(5)	(16)	—	(25)
Customer pricing	(2)	3	1	—	—	2
Productivity, net of inflation	6	—	—	3	1	10
Materials and services sourcing	6	6	1	8	—	21
Depreciation	(3)	(1)	—	—	1	(3)
Foreign currency	(3)	—	(1)	(3)	—	(7)

Three months ended March 31, 2012	$75	$40	$59	$102	$1	$277

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Operational EBITDA
Three months ended March 31, 2011	$79	$29	$53	$69	$(51)	$179
Sales volumes / mix	1	(5)	(5)	(16)	—	(25)
Customer pricing	(2)	3	1	—	—	2
Productivity – Cost of products sold	6	—	—	3	1	10
Productivity – SG&A	—	(1)	(3)	1	(5)	(8)
Sourcing – Cost of products sold	6	6	1	8	—	21
Sourcing – SG&A	—	—	—	—	1	1
Equity earnings of non-consolidated affiliates	—	—	—	1	—	1
Expense associated with future payment to retired CEO	—	—	—	—	(6)	(6)
Foreign currency	(4)	(1)	(2)	(4)	2	(9)
Other	—	(1)	1	3	(1)	2

Three months ended March 31, 2012	$86	$30	$46	$65	$(59)	$168

Depreciation and amortization						(69)
Interest expense, net						(33)
Expense associated with U.S. based funded pension plans						(14)
Restructuring expense, net						(6)
Adjustment of assets to fair value						(2)
Income tax expense						(10)

Net income						$34

Powertrain Energy

Sales increased by $30 million, or 5%, to $602 million for the first quarter of 2012 from $572 million in the same period of 2011. Sales volumes increased by $54 million due to OE production volume increases and market share gains in all regions. PTE generates approximately 80% of its revenue outside the United States and the resulting currency movements decreased reported sales by $22 million. Customer pricing decreased sales by $2 million.

Cost of products sold increased by $25 million to $527 million for the first quarter of 2012 compared to $502 million in the same period of 2011. This increase was due to a $53 million increase directly associated with sales volume/mix, and $3 million in increased depreciation. These increases were partially offset by currency movements of $19 million, favorable productivity, net of labor and benefits inflation, of $6 million, and decreased materials and services sourcing costs of $6 million.

Gross margin increased by $5 million to $75 million, or 12.5% of sales, for the first quarter of 2012 compared to $70 million, or 12.2% of sales, for the first quarter of 2011. Gross margin increased due to favorable productivity, net of labor and benefits inflation, of $6 million, decreased materials and services sourcing costs of $6 million, and net favorable sales volume/mix contributing to an increased gross margin of $1 million. These increases were partially offset by increased depreciation of $3 million, customer price decreases of $2 million, and currency movements of $3 million.

Operational EBITDA increased by $7 million to $86 million for the first quarter of 2012 from $79 million in the same period of 2011. The impact of favorable productivity, net of labor and benefits inflation, of $6 million, decreased materials and services sourcing costs of $6 million, and net favorable sales volume/mix of $1 million were partially offset by currency movements of $4 million and customer price decreases of $2 million.

Powertrain Sealing and Bearings

Sales increased by $6 million, or 2%, to $325 million for the first quarter of 2012 from $319 million in the same period of 2011. This was due to increased sales volumes of $11 million and increased customer pricing of $3 million, partially offset by currency movements of $8 million.

Cost of products sold increased by $3 million to $285 million for the first quarter of 2012 compared to $282 million in the same period of 2011. This was due to a $16 million increase directly associated with sales volume/mix and increased depreciation of $1 million, partially offset by currency movements of $8 million and decreased materials and services sourcing costs of $6 million.

Gross margin increased by $3 million to $40 million, or 12.3% of sales, for the first quarter of 2012 compared to $37 million, or 11.6% of sales, for the first quarter of 2011. This increase was due to materials and services sourcing savings of $6 million and customer price increases of $3 million, partially offset by net unfavorable sales volume/mix contributing to a decreased gross margin of $5 million and increased depreciation of $1 million.

Operational EBITDA increased by $1 million to $30 million for the first quarter of 2012 from $29 million in the same period of 2011. This increase was due to materials and services sourcing savings of $6 million and customer price increases of $3 million, partially offset by the net unfavorable sales volume/mix impact of $5 million, unfavorable productivity, net of labor and benefits inflation, of $1 million, currency movements of $1 million, and $1 million of other decreases.

Vehicle Safety and Protection

Sales increased by $19 million, or 7%, to $275 million for the first quarter of 2012 from $256 million in the same period of 2011. This was due to increased sales volumes of $23 million and increased customer pricing of $1 million, partially offset by currency movements of $5 million.

Cost of products sold increased by $23 million to $216 million for the first quarter of 2012 compared to $193 million in the same period of 2011. This was due to a $28 million increase directly associated with sales volume/mix, partially offset by currency movements of $4 million and decreased materials and services sourcing costs of $1 million.

Gross margin decreased by $4 million to $59 million, or 21.5% of sales, for the first quarter of 2012 compared to $63 million, or 24.6% of sales, for the first quarter of 2011. This decrease was due to a net unfavorable sales volume/mix contributing to a decreased gross margin of $5 million and currency movements of $1 million, partially offset by decreased materials and services sourcing costs of $1 million and customer price increases of $1 million.

Operational EBITDA decreased by $7 million to $46 million for the first quarter of 2012 from $53 million in the same period of 2011. This decrease was due to the net unfavorable sales volume/mix impact of $5 million, unfavorable productivity, net of labor and benefits inflation, of $3 million, and currency movements of $2 million, partially offset by customer price increases of $1 million, decreased materials and services sourcing costs of $1 million and $1 million of other increases.

Global Aftermarket

Sales decreased by $15 million, or 3%, to $562 million for the first quarter of 2012, from $577 million in the same period of 2011. This decrease was due to currency movements of $10 million and lower sales volumes of $5 million.

Cost of products sold decreased by $7 million to $460 million for the first quarter of 2012 compared to $467 million in the same period of 2011. This decrease was due to decreased materials and services sourcing costs of $8 million, currency movements of $7 million and favorable productivity in excess of labor and benefits inflation of $3 million, partially offset by an $11 million increase directly associated with sales volume/mix.

Gross margin decreased by $8 million to $102 million, or 18.1% of sales, for the first quarter of 2012 compared to $110 million, or 19.1% of sales, in the same period of 2011. This was due to net unfavorable sales volume/mix, which decreased gross margin by $16 million and currency movements of $3 million, partially offset by improved materials and services sourcing of $8 million, and favorable productivity in excess of labor and benefits inflation of $3 million.

Operational EBITDA decreased by $4 million to $65 million for the first quarter of 2012 from $69 million in the same period of 2011. This decrease was due to the net unfavorable sales volumes/mix impact of $16 million and currency movements of $4 million, partially offset by improved materials and services sourcing of $8 million, favorable productivity in excess of labor and benefits inflation of $4 million, $3 million of other increases, and an increase in equity earnings from non-consolidated affiliates of $1 million.

Corporate

Operational EBITDA decreased by $8 million to $(59) million for the first quarter of 2012 compared to $(51) million in the same period of 2011. This was due to $6 million in expense associated with a payment to be made to the Company’s retired CEO, José Maria Alapont, increased costs, net of labor and benefits inflation, of $4 million and other cost increases of $1 million, partially offset by $2 million of currency movements and favorable services sourcing of $1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $189 million, or 10.7% of net sales, for the first quarter of 2012 as compared to $177 million, or 10.3% of net sales, for the same quarter of 2011. This $12 million increase was due to $6 million in expense associated with a payment to be made to the Company’s retired CEO, José Maria Alapont, increased costs, net of labor and benefits inflation, of $4 million, increased pension expense of $2 million, and other increases of $2 million. These increases were partially offset by favorable services sourcing of $1 million and currency movements of $1 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $45 million for the first quarter of 2012 compared with $44 million for the same period in 2011. As a percentage of OE sales, R&D was 3.7% and 3.9% for the quarters ended March 31, 2012 and 2011, respectively.

Interest Expense, Net

Net interest expense was $33 million in the first quarter of 2012 compared to $32 million for the first quarter of 2011.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended March 31, 2012:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2011	$2	$4	$—	$1	$1	$8
Provisions	2	—	—	4	—	6
Payments	(2)	—	—	(4)	(1)	(7)

Balance at March 31, 2012	$2	$4	$—	$1	$—	$7

During the three months ended March 31, 2012 and 2011, the Company recognized net restructuring expenses of $6 million and $1 million, respectively. Of the net restructuring expenses recognized during the first quarter of 2012, $4 million related to headcount reduction actions associated with the Global Aftermarket.

Other Expense, Net

Other expense, net was $3 million in the first quarter of 2012 compared to $1 million for the first quarter of 2011.

Income Taxes

For the three months ended March 31, 2012, the Company recorded income tax expense of $10 million on income before income taxes of $44 million. This compares to an income tax expense of $14 million on income before income taxes of $66 million in the same period of 2011. The income tax expense for the three months ended March

31, 2012 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to audit settlement, and a tax benefit recorded related to a special economic zone tax incentive in Poland, partially offset by pre-tax losses with no tax benefits. The income tax expense for the three months ended March 31, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the US statutory tax rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and release of uncertain tax positions due to audit settlements, partially offset by pre-tax losses with no tax benefits.

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

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. Based upon this assessment, the Company has concluded that there is more than a remote possibility that existing valuation allowances in certain jurisdictions of up to $200 million as of March 31, 2012 could be released within the next 12 months. If releases of such valuation allowances occur, it may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 13 of the consolidated financial statements, “Commitments and Contingencies.”

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $18 million for the first quarter of 2012 compared to cash flow used by operating activities of $9 million for the comparable period of 2011. This $27 million year-over-year increase in cash flow is primarily attributable to $25 million in insurance proceeds associated with the Thailand manufacturing facility flood and a $22 million decrease in supplemental compensation payout, partially offset by a $28 million increase in working capital consumption.

Cash flow used by investing activities was $130 million for the first quarter of 2012 compared to cash flow used by investing activities of $100 million for the comparable period of 2011. The $30 million year-over-year increase in capital expenditures is necessary to support sales growth.

Cash flow used by financing activities was $10 million for the first quarter of 2012, compared to cash flow used by financing activities of less than $1 million for the comparable period of 2011. This $10 million increase in cash flow usage was due to a $8 million change associated with short-term debt and a $4 million change associated with the servicing of factoring arrangements, partially offset by a $2 million change associated with long-term debt.

Financing Activities

On December 27, 2007, the Company entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $6 million, $7 million and $2 million for years 2013 – 2015, the term of the Company’s Debt Facilities.

Other Liquidity and Capital Resource Items

The Company received $25 million in insurance proceeds directly associated with the Thailand manufacturing facility flood during the first quarter of 2012. See Note 18 for further details.

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $244 million and $228 million at March 31, 2012 and December 31, 2011, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of March 31, 2012, the total amount of the contingent guarantee, were all triggering events to occur, approximated $61 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan, Spain and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $234 million and $203 million as of March 31, 2012 and December 31, 2011, respectively. Of those gross amounts, $233 million and $202 million, respectively, qualify as sales as defined in ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable, however, as of March 31, 2012 and December 31, 2011, the Company had drawn all such cash. Proceeds from the transfers of accounts receivable qualifying as sales were $414 million and $413 million for the three months ended March 31, 2012 and 2011, respectively.

For each of the three month periods ended March 31, 2012 and 2011, expenses associated with transfers of receivables were $2 million. These expenses were recorded in the consolidated statements of operations within “Other expense, net.”

Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $25 million and $23 million as of March 31, 2012 and December 31, 2011, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Refer to Note 4, “Financial Instruments,” of the consolidated financial statements for information with respect to interest rate risk, commodity price risk and foreign currency risk.

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the three months ended March 31, 2012, the Company derived 38% of its sales in the United States and 62% internationally. Of these international sales, 57% are denominated in the euro, with no other single currency representing more than 7%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the three months ended March 31, 2012 would have decreased “Net income attributable to Federal-Mogul” by approximately $6 million.

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

As of March 31, 2012, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of March 31, 2012, the Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated for disclosure, changes to the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2012.

PART II

OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

(a)         Contingencies.

Note 13, that is included in Part I of this report, is incorporated herein by reference.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

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

101

Financial statements from the quarterly report on Form 10-Q of Federal-Mogul Corporation for the quarter ended March 31, 2012, filed on April 24, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows: and (v) the Notes to the Consolidated Financial Statements furnished herewith.

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

Date:     April 24, 2012