Form 10-Q
period 2012-06-30
FEDERAL MOGUL CORP
filed 2012-07-26
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes [ X ]    No [  ]

As of July 26, 2012, there were 98,904,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Three and Six Months Ended June 30, 2012

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$ 1,704	$ 1,800	$ 3,468	$ 3,524
Cost of products sold	(1,449)	(1,501)	(2,937)	(2,946)

Gross margin	255	299	531	578

Selling, general and administrative expenses	(174)	(173)	(363)	(350)
Adjustment of assets to fair value	(119)	(3)	(121)	(3)
Interest expense, net	(32)	(32)	(64)	(63)
Amortization expense	(12)	(12)	(24)	(24)
Equity earnings of non-consolidated affiliates	12	10	22	20
Restructuring expense, net	(8)	—	(14)	(1)
Other expense, net	(8)	(7)	(9)	(8)

(Loss) income before income taxes	(86)	82	(42)	149
Income tax benefit (expense)	29	(17)	20	(31)

Net (loss) income	(57)	65	(22)	118
Less net income attributable to noncontrolling interests	(2)	(1)	(4)	(3)

Net (loss) income attributable to Federal-Mogul	$ (59)	$ 64	$ (26)	$ 115

(Loss) income per common share:
Basic	$ (0.60)	$ 0.65	$ (0.26)	$ 1.16
Diluted	$ (0.60)	$ 0.64	$ (0.26)	$ 1.15

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Millions of Dollars)

Net (loss) income	$ (57)	$ 65	$ (22)	$ 118

Other comprehensive (loss) income:

Foreign currency translation adjustments and other	(104)	30	(20)	110

Hedge instruments:
Net unrealized hedging gains arising during period	(5)	(16)	(2)	(17)
Reclassification of net hedging losses included in net (loss) income during period	12	8	24	14
Income taxes	(7)	—	(7)	—
Hedge instruments, net of tax	—	(8)	15	(3)

Postemployment benefits:
Reclassification of net postemployment benefits costs included in net (loss) income during period	5	2	13	4
Income taxes	(5)	—	(5)	—
Postemployment benefits, net of tax	—	2	8	4

Other comprehensive (loss) income, net of tax	(104)	24	3	111

Comprehensive (loss) income	(161)	89	(19)	229

Less comprehensive loss (income) attributable to noncontrolling interests	4	(1)	(1)	(6)

Comprehensive (loss) income attributable to Federal-Mogul	$ (157)	$ 88	$ (20)	$ 223

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) June 30 2012	December 31 2011
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$716	$953
Accounts receivable, net	1,399	1,186
Inventories, net	988	956
Prepaid expenses and other current assets	190	204

Total current assets	3,293	3,299

Property, plant and equipment, net	1,862	1,855
Goodwill and other indefinite-lived intangible assets	1,018	1,115
Definite-lived intangible assets, net	410	434
Investments in non-consolidated affiliates	248	228
Other noncurrent assets	110	98

	$6,941	$7,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$77	$88
Accounts payable	752	767
Accrued liabilities	416	367
Current portion of postemployment benefits liability	43	43
Other current liabilities	166	165

Total current liabilities	1,454	1,430

Long-term debt	2,737	2,741
Postemployment benefits liability	1,194	1,229
Long-term portion of deferred income taxes	395	434
Other accrued liabilities	127	142

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of June 30, 2012 and December 31, 2011)	1	1
Additional paid-in capital, including warrants	2,150	2,150
Accumulated deficit	(468)	(442)
Accumulated other comprehensive loss	(733)	(739)
Treasury stock, at cost	(17)	(17)

Total Federal-Mogul shareholders’ equity	933	953

Noncontrolling interests	101	100

Total shareholders’ equity	1,034	1,053

	$6,941	$7,029

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2012	2011
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net (loss) income	$(22)	$118
Adjustments to reconcile net (loss) income to net cash provided from (used by) operating activities:
Depreciation and amortization	140	139
Adjustment of assets to fair value	121	3
Insurance proceeds related to Thailand flood	12	—
Equity earnings of non-consolidated affiliates	(22)	(20)
Cash dividends received from non-consolidated affiliates	1	—
Change in postemployment benefits	(20)	(11)
Restructuring expense, net	14	1
Payments against restructuring liabilities	(9)	(14)
Deferred tax benefit	(48)	(1)
Gain from sales of property, plant and equipment	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(220)	(113)
Inventories	(40)	(148)
Accounts payable	45	141
Other assets and liabilities	42	(5)

Net Cash (Used By) Provided From Operating Activities	(7)	90

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(223)	(177)
Insurance proceeds related to Thailand flood	18	—
Net proceeds from sales of property, plant, and equipment	2	—
Capital investment in non-consolidated affiliate	(1)	—

Net Cash Used By Investing Activities	(204)	(177)

Cash Provided From (Used By) Financing Activities
Principal payments on term loans	(15)	(15)
Decrease in other long-term debt	—	(2)
(Decrease) increase in short-term debt	(9)	11
Net (remittances) proceeds on servicing of factoring arrangements	(3)	5

Net Cash Used By Financing Activities	(27)	(1)

Effect of foreign currency exchange rate fluctuations on cash	1	25

Decrease in cash and equivalents	(237)	(63)

Cash and equivalents at beginning of period	953	1,105

Cash and equivalents at end of period	$716	$1,042

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012

1.	BASIS OF PRESENTATION

Interim Financial Statements:  The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Factoring of Trade Accounts Receivable:  Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	June 30	December 31
	2012	2011
	(Millions of Dollars)

Gross accounts receivable factored	$207	$203
Gross accounts receivable factored, qualifying as sales	207	202
Undrawn cash on factored accounts receivable	—	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of Dollars)

Proceeds from factoring qualifying as sales	$363	$510	$776	$923
Expenses associated with factoring of receivables	2	3	3	5

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $23 million as of both June 30, 2012 and December 31, 2011. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

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

Noncontrolling Interests: The following table presents a rollforward of the changes in noncontrolling interests for the six months ended June 30, 2012 (in millions of dollars):

Equity balance of non-controlling interests as of December 31, 2011	$100
Comprehensive income:
Net income	4
Foreign currency translation adjustments and other	(3)

1

Equity balance of non-controlling interests as of June 30, 2012	$101

New Accounting Pronouncements:  In May 2011, the FASB issued Accounting Standards Codification (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU makes changes to fair value principles related to premiums and discounts and the measurement of financial instruments, requires new disclosures with a focus on level 3 measurements and makes clarifications regarding the definition of a principal market. This guidance is effective for fiscal years beginning after December 15, 2011. The Company’s adoption of this ASU effective January 1, 2012 had no impact on its financial position, results of operations or cash flows.

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

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the six months ended June 30, 2012 by reporting segment. “PTE,” “PTSB,” “VSP,” and “GA” represent the Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket reporting segments, respectively.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2011	$2	$4	$—	$1	$1	$8
Provisions	2	—	—	4	—	6
Payments	(2)	—	—	(4)	(1)	(7)

Balance at March 31, 2012	2	4	—	1	—	7
Provisions	—	1	7	—	—	8
Payments	(1)	—	—	(1)	—	(2)
Reclassification to pension liability	—	—	(5)	—	—	(5)

Balance at June 30, 2012	$1	$5	$2	$—	$—	$8

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the six months ended June 30, 2012. As the table indicates, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)

Balance at December 31, 2011	$8	$—	$8
Provisions	5	1	6
Payments	(6)	(1)	(7)

Balance at March 31, 2012	7	—	7
Provisions	8	—	8
Payments	(2)	—	(2)
Reclassification to pension liability	(5)	—	(5)

Balance at June 30, 2012	$8	$—	$8

Restructuring 2012

In June 2012, the Company announced a restructuring plan (“Restructuring 2012”) to reduce or eliminate capacity at several high cost VSP facilities and transfer production to lower cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection with Restructuring 2012, the Company expects to incur restructuring charges totaling approximately $42 million.

Net charges by type of exit cost are as follows:

	Total Expected Costs	Second Quarter 2012	Estimated Additional Charges
	(Millions of dollars)

Employee costs	$31	$7	$24
Facility costs	11	—	11

	$42	$7	$35

Other Restructuring

Of the $7 million in net restructuring expenses outside of Restructuring 2012 that were recognized during the six months ended June 30, 2012, $4 million related to headcount reduction actions associated with the Global Aftermarket.

3.	OTHER EXPENSE, NET

The specific components of “Other expense net” are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of Dollars)

Foreign currency exchange	$ (4)	$ (5)	$ (6)	$ (6)
Accounts receivable discount expense	(2)	(3)	(3)	(5)
Other	(2)	1	—	3
	$ (8)	$ (7)	$ (9)	$ (8)

4.	FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable debt rate with the same terms, they qualify for cash flow hedge accounting treatment. As of June 30, 2012 and December 31, 2011, unrealized net losses of $28 million and $44 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of June 30, 2012, losses of $27 million are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statement of operations within the next 12 months.

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

The Company had commodity price hedge contracts outstanding with combined notional values of $78 million and $117 million at June 30, 2012 and December 31, 2011, respectively, of which substantially all mature within one year. Of these outstanding contracts, $73 million and $117 million in combined notional values at June 30, 2012 and December 31, 2011, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of $7 million and $15 million were recorded in “Accumulated other comprehensive loss” as of June 30, 2012 and December 31, 2011, respectively.

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

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. The Company had notional values of $78 million and $27 million of foreign currency hedge contracts outstanding at June 30, 2012 and December 31, 2011, respectively, of which substantially all mature in less than one year. Of these outstanding contracts, $14 million and $27 million in combined notional values at June 30, 2012 and December 31, 2011, respectively, were designated as cash flow hedging instruments for accounting purposes. Unrealized net gains of $1 million and $3 million were recorded in “Accumulated other comprehensive loss” as of June 30, 2012 and December 31, 2011, respectively, for the contracts designated as hedging instruments. During the quarter ended June 30, 2012, the Company entered into foreign currency contracts, with combined notional value of approximately $64 million, in order to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars. These contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. Immaterial gains related to these contracts were recorded in “Other expense, net” for the three and six months ended June 30, 2012.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during the six months ended June 30, 2012. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30 2012	December 31 2011	Balance Sheet Location	June 30 2012	December 31 2011
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(27)	$(36)
				Other noncurrent liabilities	(1)	(8)
Commodity contracts		—	—	Other current liabilities	(7)	(16)
Foreign currency contracts	Other current liabilities	1	3		—	—

		$1	$3		$(35)	$(60)

Derivatives not designated as cash flow hedging instruments:
Commodity contracts		$—	$—	Other current liabilities	$(1)	$—

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended June 30, 2012:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(Millions of Dollars)

Interest rate swap contracts	$—	Interest expense, net	$(9)

Commodity contracts	(6)	Cost of products sold	(4)

Foreign currency contracts	1	Cost of products sold	1

	$(5)		$(12)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended June 30, 2011:

Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)
		(Millions of Dollars)

Interest rate swap contracts	$(9)	Interest expense, net	$(9)		$—

Commodity contracts	(6)	Cost of products sold	2	Other expense, net	(1)

Foreign currency contracts	(1)	Cost of products sold	(1)		—

	$(16)		$(8)		$(1)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the six months ended June 30, 2012:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(Millions of Dollars)

Interest rate swap contracts	$ (3)	Interest expense, net	$ (19)

Commodity contracts	2	Cost of products sold	(6)

Foreign currency contracts	(1)	Cost of products sold	1

	$ (2)		$ (24)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the six months ended June 30, 2011:

Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)
		(Millions of Dollars)

Interest rate swap contracts	$ (10)	Interest expense, net	$ (19)		$ —

Commodity contracts	(5)	Cost of products sold	6	Other expense, net	(1)

Foreign currency contracts	(2)	Cost of products sold	(1)		—
	$ (17)		$ (14)		$ (1)

5.	FAIR VALUE MEASUREMENTS

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at June 30, 2012 and December 31, 2011 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
June 30, 2012:
Interest rate swap contracts	$ (28)	$ (28)	C
Commodity contracts	(8)	(8)	C
Foreign currency contracts	1	1	C
December 31, 2011:
Interest rate swap contracts	$ (44)	$ (44)	C
Commodity contracts	(16)	(16)	C
Foreign currency contracts	3	3	C

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

Assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2012 are set forth in the table below:

	Asset	Level 3	(Loss)	Valuation Technique
	(Millions of Dollars)
June 30, 2012:
Property, plant and equipment	$ 20	$ 20	$ (16)	C
Trademarks and brand names	45	$ 45	$ (13)	C

Property, plant and equipment with a carrying value of $36 million were written down to their fair value of $20 million, resulting in an impairment charge of $16 million, which was recorded within “Adjustment of assets to fair value” for the six months ended June 30, 2012. The Company determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists.

Trademarks and brand names with carrying values of $58 million were written down to their fair value of $45 million, resulting in an impairment charge of $13 million, which was recorded within “Adjustment of assets to fair value” for the three and six months ended June 30, 2012. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.

6.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at June 30, 2012 and December 31, 2011. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	June 30 2012	December 31 2011
	(Millions of Dollars)

Raw materials	$ 183	$177
Work-in-process	157	145
Finished products	735	717

	1,075	1,039
Inventory valuation allowance	(87)	(83)

	$ 988	$956

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2012 and December 31, 2011, goodwill and other indefinite-lived intangible assets consist of the following:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
(In Millions of Dollars)

Goodwill	$ 1,348	$ (594)	$ 754	$ 1,340	$ (502)	$ 838
Trademarks and brand names	432	(168)	264	432	(155)	277
	$ 1,780	$ (762)	$ 1,018	$ 1,772	$ (657)	$ 1,115

At June 30, 2012 and December 31, 2011, definite-lived intangible assets consist of the following:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
(Millions of Dollars)

Developed technology	$ 115	$ (47)	$ 68	$ 115	$ (42)	$ 73
Customer relationships	541	(199)	342	541	(180)	361
	$ 656	$ (246)	$ 410	$ 656	$ (222)	$ 434

The Company’s net goodwill balances by reporting segment as of June 30, 2012 and December 31, 2011 are as follows:

	June 30 2012	December 31 2011
	(Millions of Dollars)

Vehicle Safety and Protection	$ 370	$ 454
Powertrain Energy	290	290
Powertrain Sealing and Bearings	94	94
	$ 754	$ 838

The following is a quarterly summary of the Company’s goodwill and other intangible assets (net) as of and for the six months ended June 30, 2012:

	Net Goodwill	Other Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)
	(Millions of Dollars)

Balance at January 1, 2012	$838	$277	$434
Property, plant and equipment adjustment	8	—	—
2011 impairment finalization	(1)	—	—
Amortization expense	—	—	(12)
Foreign currency	1	—	1

Balance at March 31, 2012	846	277	423
Impairment	(91)	(13)	—
Amortization expense	—	—	(12)
Foreign currency	(1)	—	(1)

Balance at June 30, 2012	$754	$264	$410

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

In the first quarter of 2012, the Company increased goodwill and decreased property, plant and equipment (“PP&E”) by $8 million to correct for PP&E that were improperly valued in fresh-start accounting.

During the second quarter of 2012, the Company determined that goodwill impairment indicators existed in the Company’s friction reporting unit, including lower than expected profits and cash flows due to continued lower aftermarket volumes, further product mix shifts and pressure on margins. In response to these trends, the Company’s board of directors approved a restructuring plan to reduce or eliminate capacity at several high cost facilities and transfer production to lower cost locations.

The friction reporting unit goodwill was tested for impairment in accordance with the FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair value of reporting unit to the related carrying value, and impairment charges are recorded for any excess of carrying values over fair values. As the fair value of the friction reporting unit exceeded its carrying value, the implied fair value of goodwill was calculated as the excess of the estimated fair value of the reporting unit over the fair value of its net assets. These fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings. The fair value of friction reporting unit did not support the recorded goodwill and accordingly the Company recognized a full impairment charge of $91 million for the three and six months ended June 30, 2012.

Based upon the impairment indicators noted above, the Company performed a trademarks and brand names impairment analysis in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon this analysis, the Company recognized a $13 million impairment charge for the three and six months ended June 30, 2012.

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

The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	June 30 2012	December 31 2011
(Millions of Dollars)

Investments in non-consolidated affiliates	$ 248	$ 228
Direct ownership percentages	2% to 50%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of Dollars)

Equity earnings of non-consolidated affiliates	$ 12	$ 10	$ 22	$ 20
Cash dividends received from non-consolidated affiliates	1	—	1	—

The following table presents selected aggregated financial information of the Company’s non-consolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	(Millions of Dollars)
Statements of Operations
Sales	$195	$191	$393	$375
Gross margin	43	37	85	74
Income from continuing operations	31	29	60	56
Net income	27	25	52	49

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2012, the total amount of the contingent guarantee, were all triggering events to occur, approximated $59 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

9.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30 2012	December 31 2011

	(Millions of Dollars)

Accrued compensation	$ 185	$ 163
Accrued rebates	105	109
Non-income taxes payable	44	25
Accrued income taxes	30	24
Accrued product returns	23	21
Accrued professional services	15	14
Restructuring liabilities	8	8
Accrued warranty	5	2
Other	1	1
	$ 416	$ 367

10.	DEBT

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

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of Dollars)

Amortization of fair value adjustment	$6	$6	$11	$12

Debt consists of the following:

	June 30	December 31
	2012	2011
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,872	1,882
Tranche C term loan	955	960
Debt discount	(63)	(74)
Other debt, primarily foreign instruments	50	61

	2,814	2,829
Less: short-term debt, including current maturities of long-term debt	(77)	(88)

Total long-term debt	$2,737	$2,741

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

The revolving credit facility has an available borrowing base of $478 million and $496 million as of June 30, 2012 and December 31, 2011, respectively. The Company had $40 million and $38 million of letters of credit outstanding at June 30, 2012 and December 31, 2011, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

Estimated fair values of the Company’s Debt Facilities were:

	Estimated Fair Value (Level 1)	Carrying Value in Excess of Fair Value	Valuation Technique
	(Millions of Dollars)

June 30, 2012:
Debt Facilities	$2,690	$74	A

December 31, 2011:
Debt Facilities	$2,660	$108	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of June 30, 2012 and December 31, 2011. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 5, Fair Value Measurements, for definitions of input levels and valuation techniques.

11.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world.

Components of net periodic benefit cost for the three months ended June 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011
	(Millions of Dollars)
Service cost	$ 5	$ 5	$ 2	$ 2	$ —	$ —
Interest cost	14	14	4	4	4	5
Expected return on plan assets	(13)	(14)	(1)	(1)	—	—
Amortization of actuarial loss	8	6	—	—	—	—
Amortization of prior service credit	—	—	—	—	(4)	(4)
Net periodic benefit cost	$ 14	$ 11	$ 5	$ 5	$ —	$ 1

Components of net periodic benefit cost for the six months ended June 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011
	(Millions of Dollars)
Service cost	$ 10	$ 10	$ 4	$ 4	$ —	$ —
Interest cost	28	29	9	9	8	10
Expected return on plan assets	(26)	(28)	(2)	(2)	—	—
Amortization of actuarial loss	17	12	—	—	—	—
Amortization of prior service credit	—	—	—	—	(8)	(8)
Settlement gain	(1)	—	—	—	—	—
Net periodic benefit cost	$ 28	$ 23	$ 11	$ 11	$ —	$ 2

12.	INCOME TAXES

Income Taxes

For the six months ended June 30, 2012, the Company recorded an income tax benefit of $20 million on a loss before income taxes of $42 million. This compares to income tax expense of $31 million on income before income taxes of $149 million in the same period of 2011. The income tax benefit for the six months ended June 30, 2012 differs from statutory rates due primarily to a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to audit settlements, valuation allowance release in Germany, a tax benefit recorded in continuing operations pursuant to an exception to the intraperiod tax allocation rules and a tax benefit recorded related to a special economic zone tax incentive in Poland. The income tax expense for the six months ended June 30, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the US statutory tax rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and release of uncertain tax positions due to audit settlements, partially offset by pre-tax losses with no tax benefits.

The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions may decrease in the next 12 months due to audit settlements or statute expirations. During the three and six months ended June 30, 2012, a tax position became effectively settled and decreased unrecognized tax benefits by $298 million, of which only $19 million was included in the income tax benefit due to the impact of valuation allowances.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results; historical taxable income; projected future taxable income; the expected timing of the reversals of existing temporary differences; and tax planning strategies. Based upon this assessment, the Company has concluded based on available evidence that the deferred tax assets in Germany are more likely than not to be realized. Based upon this conclusion, a valuation allowance was reversed, a portion of which is expected to be realized through current year ordinary income and is therefore included in the annual effective rate. The remaining portion relates to the anticipated realization in future years and is therefore recognized as a discrete event in the three months ended June 30, 2012.

The Company has also concluded that there is more than a remote possibility that existing valuation allowances of up to $260 million as of June 30, 2012 could be released within the next 12 months. If releases of such valuation allowances occur, they may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

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

Total environmental liabilities, determined on an undiscounted basis, are included in the consolidated balance sheets as follows:

	June 30 2012	December 31 2011
(Millions of Dollars)

Other current liabilities	$ 5	$ 5
Other accrued liabilities (noncurrent)	10	11
	$ 15	$ 16

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At June 30, 2012, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $41 million.

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

The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	June 30 2012	December 31 2011
(Millions of Dollars)

Other current liabilities	$ 1	$ 1
Other accrued liabilities (noncurrent)	20	21
	$ 21	$ 22

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

On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of June 30, 2012.

15.	STOCK-BASED COMPENSATION

CEO Stock-Based Compensation Agreement

Effective March 31, 2012, José Maria Alapont retired as president and chief executive officer of the Company. Mr. Alapont’s retirement had no accounting impact on either the stock options or the deferred compensation agreement discussed below.

On March 23, 2010, the Company entered into the Second Amended and Restated Employment Agreement, which extended José Maria Alapont’s employment with the Company for three years. Also on March 23, 2010, the Company amended and restated the Stock Option Agreement by and between the Company and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from a stock option exercise to the Company for cash. The Restated Stock Option Agreement provides for pay out of any exercise of Mr. Alapont’s stock options in stock or, at the election of the Company, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature, however the accounting impact associated with this modification is that the options are now considered an equity award as of March 23, 2010. The Company revalued the 4,000,000 stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from “Other accrued liabilities” to “Additional paid-in capital” due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these options was recognized subsequent to that date. These options had an intrinsic value of zero as December 31, 2011. These options expired on June 29, 2012.

Mr. Alapont’s Deferred Compensation Agreement was also amended and restated on March 23, 2010. The amended and restated agreement included no changes that impacted the accounting for this agreement. Since the revised and restated agreement continues to provide for net cash settlement at the option of Mr. Alapont, it continues to be treated as a liability award as of June 30, 2012 and through its eventual payout, which will occur promptly following October 1, 2012. The amount of the payout shall be $9.7 million (500,000 shares of stock multiplied by the March 23, 2010 stock price of $19.46). The Company recognized $1 million in expense for both the three and six month periods ended June 30, 2012 associated with Mr. Alapont’s Deferred Compensation Agreement. The Company recognized $1 million in expense and immaterial income for the three and six month periods ended June 30, 2011, respectively, associated with Mr. Alapont’s Deferred Compensation Agreement. The Deferred Compensation Agreement had an intrinsic value of $9.7 million as of both June 30, 2012 and December 31, 2011.

Stock Appreciation Rights

A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the six months ended June 30, 2012 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)

Outstanding at January 1, 2012	1,388	$ 19.96	3.9	$ —
Granted	809	17.64
Forfeited	(44)	17.60
Outstanding at March 31, 2012	2,153	19.14	4.1	$ —
Forfeited	(79)	17.21
Outstanding at June 30, 2012	2,074	$ 19.21	3.9	$ —

Exercisable at June 30, 2012	864	$ 19.46	3.7	$ —

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,039,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company valued the 2012 SARs, the 2011 SARs and the 2010 SARs at June 30, 2012 resulting in fair values of $2.2 million, $1.6 million and $0.4 million, respectively. The Company recognized SARs income of $4 million and $3 million for the three and six months ended June 30, 2012, respectively. The Company recognized SARs income of $1 million and SARs expense of $1 million for the three and six months ended June 30, 2011, respectively.

The June 30, 2012 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.16
Expected volatility	58%	58%	58%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected life	0.41%	0.32%	0.25%
Expected life (in years)	2.96	2.11	1.43

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

16.	(LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of Dollars, Except Per Share Amounts)

Net (loss) income attributable to Federal-Mogul shareholders	$ (59)	$ 64	$ (26)	$ 115

Weighted average shares outstanding, basic (in millions)	98.9	98.9	98.9	98.9

Incremental shares on assumed conversion of stock options (in millions)	—	0.7	—	0.6

Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.5	0.2	0.5	0.2

Weighted average shares outstanding, including dilutive shares (in millions)	99.4	99.8	99.4	99.7

Net (loss) income per share attributable to Federal-Mogul:
Basic	$ (0.60)	$ 0.65	$ (0.26)	$ 1.16
Diluted	$ (0.60)	$ 0.64	$ (0.26)	$ 1.15

The Company recognized a net loss for the three and six months ended June 30, 2012. As a result, diluted loss per share is the same as basic loss per share for these periods as any potentially dilutive securities would reduce the loss per share.

Warrants to purchase 6,951,871 common shares were not included in the computation of weighted average shares outstanding, including dilutive shares, for the three and six months ended June 30, 2012 and 2011 because the exercise price was greater than the average market price of the Company’s common shares during these periods. Options to purchase 4,000,000 common shares, which expired on June 29, 2012, were not included in the computation of weighted average shares outstanding, including dilutive shares, for the three and six months ended June 30, 2012 because the exercise price was greater than the average market price of the Company’s common shares during these periods.

The 500,000 common shares issued in connection with the Deferred Compensation Agreement described in Note 15 are excluded from the basic earnings per share calculation as required by FASB ASC Topic 710, Compensation.

17.	THAILAND MANUFACTURING FACILITY FLOOD

In October 2011, a flood occurred at the Company’s Vehicle Safety and Protection manufacturing facility in Ayutthaya, Thailand. This facility was partially submerged in the flood waters for a period of approximately six weeks, resulting in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. A substantial portion of the operations at the facility are currently suspended.

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

Real and personal property:
Property, plant and equipment	$13
Inventory	6
Incremental costs incurred to restore operations	2

$21

The following table presents a rollforward of the insurance recoverable for the six months ended June 30, 2012 (in millions of dollars):

Insurance recoverable as of December 31, 2011	$21
Cash advance from insurance carrier	(30)
Incremental costs incurred to restore operations	9

Insurance recoverable as of June 30, 2012	$—

The insurance recoverable of $21 million as of December 31, 2011 is classified within the balance sheet as “Prepaid expenses and other current assets.”

18.	PENDING ACQUISITION

On June 29, 2012, the Company entered into a definitive agreement to purchase the BERU spark plug business from BorgWarner Inc. This transaction is currently pending customary closing conditions and consultations, including competition authorities. This pending acquisition will add approximately $80 million in annualized sales to the Company.

19.	SUBSEQUENT EVENT

During July 2012, as a result of union negotiations, retiree medical benefits were amended at one of the Company’s U.S. manufacturing locations. Given that this event will eliminate the accrual of defined benefits for a significant number of active participants, the Company expects to recognize a pre-tax Other Postemployment Benefits (“OPEB”) curtailment gain of approximately $50 million during the third quarter of 2012.

20.	OPERATIONS BY REPORTING SEGMENT

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

The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA provides supplemental information for management and investors to evaluate the operating performance of its business. Management uses, and believes that investors benefit from referring to Operational EBITDA in assessing the Company’s operating results, as well as in planning, forecasting and analyzing future periods as this financial measure approximates the cash flow associated with the operational earnings of the Company. Additionally, Operational EBITDA presents measures of corporate performance exclusive of the Company’s capital structure and the method by which assets were acquired and financed. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains or losses. The reporting segments bear a service cost allocation related to the U.S. based funded pension plan with an equal offset in Corporate EBITDA so that total expense is excluded from total Company EBITDA.

Net sales, cost of products sold and gross margin information by reporting segment are as follows:

	Three Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Margin
	2012	2011	2012	2011	2012	2011
	(Millions of Dollars)

Powertrain Energy	$ 565	$ 597	$ (494)	$ (515)	$ 71	$ 82
Powertrain Sealing and Bearings	312	333	(274)	(294)	38	39
Vehicle Safety and Protection	261	258	(210)	(196)	51	62
Global Aftermarket	566	612	(469)	(493)	97	119
Corporate	—	—	(2)	(3)	(2)	(3)
	$ 1,704	$ 1,800	$ (1,449)	$ (1,501)	$ 255	$ 299

	Six Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Margin
	2012	2011	2012	2011	2012	2011
	(Millions of Dollars)

Powertrain Energy	$ 1,167	$ 1,169	$ (1,021)	$ (1,018)	$ 146	$ 151
Powertrain Sealing and Bearings	637	652	(560)	(576)	77	76
Vehicle Safety and Protection	536	514	(426)	(389)	110	125
Global Aftermarket	1,128	1,189	(929)	(960)	199	229
Corporate	—	—	(1)	(3)	(1)	(3)
	$ 3,468	$ 3,524	$ (2,937)	$ (2,946)	$ 531	$ 578

Operational EBITDA by reporting segment and the reconciliation of Operational EBITDA to net (loss) income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(Millions of Dollars)		(Millions of Dollars)

Powertrain Energy	$ 77	$ 89	$ 163	$ 168
Powertrain Sealing and Bearings	33	33	63	62
Vehicle Safety and Protection	38	54	84	107
Global Aftermarket	60	74	125	143
Corporate	(49)	(50)	(108)	(102)
Total Operational EBITDA	159	200	327	378

Depreciation and amortization	(71)	(71)	(140)	(139)
Interest expense, net	(32)	(32)	(64)	(63)
Adjustment of assets to fair value	(119)	(3)	(121)	(3)
Expense associated with U.S. based funded pension plans	(14)	(11)	(28)	(22)
Restructuring expense, net	(8)	—	(14)	(1)
Income tax benefit (expense)	29	(17)	20	(31)
Other	(1)	(1)	(2)	(1)
Net (loss) income	$ (57)	$ 65	$ (22)	$ 118

Total assets by reporting segment are as follows:

	June 30 2012	December 31 2011
	(Millions of Dollars)

Powertrain Energy	$ 2,001	$ 1,955
Powertrain Sealing and Bearings	964	922
Vehicle Safety and Protection	1,267	1,329
Global Aftermarket	2,022	1,931
Corporate	687	892
	$ 6,941	$ 7,029

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

Overview

Federal-Mogul Corporation is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers and servicers (“OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. During the six months ended June 30, 2012, the Company derived 67% of its sales from the OE market and 33% from the aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the six months ended June 30, 2012, the Company derived 38% of its sales in the United States and 62% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and developing markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

As previously announced, the Company’s board of directors decided to segment the Company’s operations into two separate and independent divisions. One division will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers (“OE Division”), while the other will consist of the Company’s global aftermarket as well as its brake, chassis and wipers businesses (“Global Aftermarket Division”). The Company has initiated several actions in connection with the creation of these two operating divisions, including the hiring of a Chief Executive Officer for the Global Aftermarket division and the identification of facilities that will be managed by each division.

For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report.

Results of Operations

Consolidated Results – Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

Net sales by reporting segment are:

	Three Months Ended June 30
	2012	2011
	(Millions of Dollars)

Powertrain Energy	$ 565	$ 597
Powertrain Sealing and Bearings	312	333
Vehicle Safety and Protection	261	258
Global Aftermarket	566	612
	$ 1,704	$ 1,800

The percentage of net sales by group and region for the three months ended June 30, 2012 and 2011 are listed below. “PTE,” “PTSB,” “VSP,” and “GA” represent Powertrain Energy, Powertrain Sealing and Bearings, Vehicle Safety and Protection, and Global Aftermarket, respectively.

	PTE	PTSB	VSP	GA	Total
2012
United States and Canada	24%	36%	35%	63%	41%
Europe	54%	46%	41%	22%	40%
Rest of World	22%	18%	24%	15%	19%

2011
United States and Canada	22%	32%	29%	61%	37%
Europe	58%	53%	50%	24%	45%
Rest of World	20%	15%	21%	15%	18%

Cost of products sold by reporting segment is:

	Three Months Ended June 30
	2012	2011
	(Millions of Dollars)

Powertrain Energy	$ (494)	$ (515)
Powertrain Sealing and Bearings	(274)	(294)
Vehicle Safety and Protection	(210)	(196)
Global Aftermarket	(469)	(493)
Corporate	(2)	(3)
	$(1,449)	$(1,501)

Gross margin by reporting segment is:

	Three Months Ended June 30
	2012	2011
	(Millions of Dollars)

Powertrain Energy	$ 71	$ 82
Powertrain Sealing and Bearings	38	39
Vehicle Safety and Protection	51	62
Global Aftermarket	97	119
Corporate	(2)	(3)
	$ 255	$ 299

Net sales decreased by $96 million, or 5%, to $1,704 million for the second quarter of 2012 from $1,800 million in the same period of 2011. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $114 million.

OE sales volumes increased by $37 million due to new business launches, partially offset by net market volume declines, primarily in Europe. Aftermarket sales decreased by $17 million due to sales decreases in Europe and North America. Net unfavorable customer pricing decreased Company sales by $2 million.

Cost of products sold decreased by $52 million to $1,449 million for the second quarter of 2012 compared to $1,501 million in the same period of 2011. The impact of the relative strength of the U.S. dollar decreased cost of products sold by $98 million. The Company noted materials and services sourcing savings of $23 million and favorable productivity of $2 million. Manufacturing, labor and variable overhead costs increased by $66 million as a direct consequence of sales volume/mix. Additional increases were higher depreciation of $4 million and increased pension expense of $1 million.

Gross margin decreased by $44 million to $255 million, or 15.0% of sales, for the second quarter of 2012 compared to $299 million, or 16.6% of sales, in the same period of 2011. The favorable impact on margin of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $46 million decrease in gross margin. Other factors contributing to the decreased margin were currency movements of $16 million, increased depreciation of $4 million, net unfavorable customer pricing of $2 million and increased pension expense of $1 million, partially offset by materials and services sourcing savings of $23 million and favorable productivity of $2 million.

Reporting Segment Results – Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and operational EBITDA for the three months ended June 30, 2012 compared with the three months ended June 30, 2011 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains or losses. The reporting segments bear a service cost allocation related to the U.S. based funded pension plan with an equal offset in Corporate EBITDA so that total expense is excluded from total Company EBITDA.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Three months ended June 30, 2011	$597	$333	$258	$612	$—	$1,800
Sales volumes	18	(1)	20	(17)	—	20
Customer pricing	(3)	2	—	(1)	—	(2)
Foreign currency	(47)	(22)	(17)	(28)	—	(114)

Three months ended June 30, 2012	$565	$312	$261	$566	$—	$1,704

	PTE	PTSB	VSP	GA	Corporate	Total
Cost of Products Sold
Three months ended June 30, 2011	$(515)	$(294)	$(196)	$(493)	$(3)	$(1,501)
Sales volumes / mix	(27)	(4)	(29)	(6)	—	(66)
Productivity, net of inflation	3	(1)	(2)	—	2	2
Materials and services sourcing	7	4	2	9	1	23
Depreciation	(3)	(1)	1	—	(1)	(4)
Pension	—	—	—	—	(1)	(1)
Foreign currency	41	22	14	21	—	98

Three months ended June 30, 2012	$(494)	$(274)	$(210)	$(469)	$(2)	$(1,449)

	PTE	PTSB	VSP	GA	Corporate	Total
Gross Margin
Three months ended June 30, 2011	$82	$39	$62	$119	$(3)	$299
Sales volumes / mix	(9)	(5)	(9)	(23)	—	(46)
Customer pricing	(3)	2	—	(1)	—	(2)
Productivity, net of inflation	3	(1)	(2)	—	2	2
Materials and services sourcing	7	4	2	9	1	23
Depreciation	(3)	(1)	1	—	(1)	(4)
Pension	—	—	—	—	(1)	(1)
Foreign currency	(6)	—	(3)	(7)	—	(16)

Three months ended June 30, 2012	$71	$38	$51	$97	$(2)	$255

	PTE	PTSB	VSP	GA	Corporate	Total
Operational EBITDA
Three months ended June 30, 2011	$89	$33	$54	$74	$(50)	$200
Sales volumes / mix	(9)	(5)	(9)	(23)	—	(46)
Customer pricing	(3)	2	—	(1)	—	(2)
Productivity – Cost of products sold	3	(1)	(2)	—	2	2
Productivity – SG&A	(2)	—	(1)	3	(9)	(9)
Sourcing – Cost of products sold	7	4	2	9	1	23
Sourcing – SG&A	—	—	—	—	1	1
Sourcing – Other	—	—	—	—	(1)	(1)
Equity earnings in non-consolidated affiliates	—	—	—	2	—	2
Stock-based compensation expense	—	—	—	—	2	2
Foreign currency	(7)	1	(3)	(4)	2	(11)
Other	(1)	(1)	(3)	—	3	(2)

Three months ended June 30, 2012	$77	$33	$38	$60	$(49)	$159

Depreciation and amortization						(71)
Interest expense, net						(32)
Adjustment of assets to fair value						(119)
Expense associated with U.S. based funded pension plans						(14)
Restructuring expense, net						(8)
Income tax benefit						29
Other						(1)

Net loss						$(57)

Powertrain Energy

Sales decreased by $32 million, or 5%, to $565 million for the second quarter of 2012 from $597 million in the same period of 2011. PTE generates approximately 75% of its revenue outside the United States and the resulting currency movements decreased reported sales by $47 million. Sales volumes increased by $18 million due to new business launches, partially offset by net market volume declines, primarily in Europe. Customer pricing decreased sales by $3 million.

Cost of products sold decreased by $21 million to $494 million for the second quarter of 2012 compared to $515 million in the same period of 2011. This decrease was due to currency movements of $41 million, materials and services sourcing savings of $7 million and favorable productivity of $3 million, partially offset by a $27 million increase directly associated with sales volume/mix and an increase in depreciation of $3 million.

Gross margin decreased by $11 million to $71 million, or 12.6% of sales, for the second quarter of 2012 compared to $82 million, or 13.7% of sales, for the second quarter of 2011. The favorable impact on margin of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $9 million decrease in gross margin. Other factors contributing to the decreased margin were currency movements of $6 million, customer price decreases of $3 million and increased depreciation of $3 million. These decreases were partially offset by materials and services sourcing savings of $7 million and favorable productivity of $3 million.

Operational EBITDA decreased by $12 million to $77 million for the second quarter of 2012 from $89 million in the same period of 2011. The favorable impact of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $9 million decrease. Other factors contributing to the decrease were currency movements of $7 million, customer price decreases of $3 million and other decreases of $1 million, partially offset by materials and services sourcing savings of $7 million and favorable productivity of $1 million.

Powertrain Sealing and Bearings

Sales decreased by $21 million, or 6%, to $312 million for the second quarter of 2012 from $333 million in the same period of 2011. PTSB generates approximately 65% of its revenue outside the United States and the resulting currency movements decreased reported sales by $22 million. Sales volumes decreased by $1 million due to net market volume declines, primarily in Europe, mostly offset by new business launches. Customer pricing increased sales by $2 million.

Cost of products sold decreased by $20 million to $274 million for the second quarter of 2012 compared to $294 million in the same period of 2011. This was due to currency movements of $22 million, and decreased materials and services sourcing costs of $4 million, partially offset by a $4 million increase directly associated with sales volume/mix, unfavorable productivity of $1 million and increased depreciation of $1 million.

Gross margin decreased by $1 million to $38 million, or 12.2% of sales, for the second quarter of 2012 compared to $39 million, or 11.7% of sales, for the second quarter of 2011. The favorable impact on margin of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $5 million decrease in gross margin. Other factors contributing to the margin decrease include unfavorable productivity of $1 million and increased depreciation of $1 million. These decreases were mostly offset by decreased materials and services sourcing costs of $4 million and customer price increases of $2 million.

Operational EBITDA remained flat for the second quarter of 2012 from $33 million in the same period of 2011. The favorable impact of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $5 million decrease. Other factors contributing to the decrease were unfavorable productivity of $1 million and other decreases of $1 million offset by decreased materials and services sourcing costs of $4 million, customer price increases of $2 million and currency movements of $1 million.

Vehicle Safety and Protection

Sales increased by $3 million, or 1%, to $261 million for the second quarter of 2012 from $258 million in the same period of 2011. Sales volumes increased by $20 million due to new business launches, partially offset by net market volume declines, primarily in Europe. Approximately 65% of VSP sales are generated outside the United States and the resulting currency movements decreased reported sales by $17 million.

Cost of products sold increased by $14 million to $210 million for the second quarter of 2012 compared to $196 million in the same period of 2011. This was due to a $29 million increase directly associated with sales volume/mix and unfavorable productivity of $2 million, partially offset by currency movements of $14 million, decreased materials and services sourcing costs of $2 million and decreased depreciation of $1 million.

Gross margin decreased by $11 million to $51 million, or 19.5% of sales, for the second quarter of 2012 compared to $62 million, or 24.0% of sales, for the second quarter of 2011. The favorable impact on margin of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $9 million decrease in gross margin. Other decreases include currency movements of $3 million and unfavorable productivity of $2 million. These decreases were partially offset by materials and services sourcing savings of $2 million and lowered depreciation expense of $1 million.

Operational EBITDA decreased by $16 million to $38 million for the second quarter of 2012 from $54 million in the same period of 2011. The favorable impact of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $9 million decrease. Other decreases include unfavorable productivity of $3 million, currency movements of $3 million, and other decreases of $3 million, partially offset by decreased materials and services sourcing costs of $2 million.

Global Aftermarket

Sales decreased by $46 million, or 8%, to $566 million for the second quarter of 2012, from $612 million in the same period of 2011. This decrease was due to currency movements of $28 million, lower sales volumes of $17 million due to sales decreases in Europe and North America, partially offset by sales increases in all other regions, and net customer price decreases of $1 million.

Cost of products sold decreased by $24 million to $469 million for the second quarter of 2012 compared to $493 million in the same period of 2011. This decrease was due to currency movements of $21 million and materials and services sourcing savings of $9 million, partially offset by a $6 million increase directly associated with sales volume/mix.

Gross margin decreased by $22 million to $97 million, or 17.1% of sales, for the second quarter of 2012 compared to $119 million, or 19.4% of sales, in the same period of 2011. This was due to a net unfavorable sales volume/mix impact of $23 million, currency movements of $7 million and net customer price decreases of $1 million, partially offset by improved materials and services sourcing of $9 million.

Operational EBITDA decreased by $14 million to $60 million for the second quarter of 2012 from $74 million in the same period of 2011. This decrease was due to a net unfavorable sales volume/mix impact of $23 million, currency movements of $4 million and net customer price decreases of $1 million, partially offset by decreased materials and services sourcing costs of $9 million, favorable productivity of $3 million and favorable equity earnings in non-consolidated affiliates of $2 million.

Corporate

Operational EBITDA increased by $1 million to $(49) million for the second quarter of 2012 compared to $(50) million in the same period of 2011. This was due to an increase in costs, inclusive of labor and benefits inflation, of $7 million, being mostly offset by decreased stock-based compensation expense of $2 million, currency movements of $2 million, decreased materials and services sourcing costs of $1 million and other increases of $3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $174 million, or 10.2% of net sales, for the second quarter of 2012 as compared to $173 million, or 9.6% of net sales, for the same quarter of 2011.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $44 million for the second quarter of 2012 compared with $43 million for the same period in 2011. As a percentage of OE sales, R&D was 3.9% and 3.6% for the quarters ended June 30, 2012 and 2011, respectively.

Adjustment of Assets to Fair Value

The Company recognized impairments of $119 million and $3 million for the three months ended June 30, 2012 and 2011, respectively. The 2012 impairment charge is comprised of $91 million of goodwill impairments, $15 million of PP&E impairments and $13 million of trademarks and brand name impairments.

Interest Expense, Net

Net interest expense was $32 million for both the three month periods ended June 30, 2012 and 2011.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended June 30, 2012:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of dollars)

Balance at March 31, 2012	$ 2	$ 4	$ —	$ 1	$ —	$ 7
Provisions	—	1	7	—	—	8
Payments	(1)	—	—	(1)	—	(2)
Reclassification to pension liability	—	—	(5)	—	—	(5)
Balance at June 30, 2012	$ 1	$ 5	$ 2	$ —	$ —	$ 8

Other Expense, Net

Other expense, net was $8 million for the three months ended June 30, 2012 compared to $7 million for the same period of 2011.

Income Taxes

For the three months ended June 30, 2012, the Company recorded an income tax benefit of $29 million on a loss before income taxes of $86 million. This compares to income tax expense of $17 million on income before income taxes of $82 million in the same period of 2011. The income tax benefit for the three months ended June 30, 2012 differs from statutory rates due primarily to a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to an audit settlement, valuation allowance release in Germany, a tax benefit recorded in continuing operations pursuant to an exception to the intraperiod tax allocation rules and a tax benefit recorded related to a special economic zone tax incentive in Poland. The income tax expense for the three months ended June 30, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits.

Consolidated Results – Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

Net sales by reporting segment are:

	Six Months Ended June 30
	2012	2011
	(Millions of Dollars)

Powertrain Energy	$ 1,167	$ 1,169
Powertrain Sealing and Bearings	637	652
Vehicle Safety and Protection	536	514
Global Aftermarket	1,128	1,189
	$ 3,468	$ 3,524

The percentage of net sales by group and region for the six months ended June 30, 2012 and 2011 are as follows:

	PTE	PTSB	VSP	GA	Total
2012
United States and Canada	23%	35%	34%	63%	40%
Europe	55%	47%	42%	22%	41%
Rest of World	22%	18%	24%	15%	19%

2011
United States and Canada	22%	31%	30%	62%	38%
Europe	58%	53%	49%	23%	44%
Rest of World	20%	16%	21%	15%	18%

Cost of products sold by reporting segment is:

	Six Months Ended June 30
	2012	2011
	(Millions of Dollars)

Powertrain Energy	$(1,021)	$(1,018)
Powertrain Sealing and Bearings	(560)	(576)
Vehicle Safety and Protection	(426)	(389)
Global Aftermarket	(929)	(960)
Corporate	(1)	(3)
	$(2,937)	$(2,946)

Gross margin by reporting segment is:

	Six Months Ended June 30
	2012	2011
	(Millions of Dollars)

Powertrain Energy	$ 146	$ 151
Powertrain Sealing and Bearings	77	76
Vehicle Safety and Protection	110	125
Global Aftermarket	199	229
Corporate	(1)	(3)
	$ 531	$ 578

Net sales decreased by $56 million, or 2%, to $3,468 million for the six months ended June 30, 2012 from $3,524 million in the same period of 2011. The impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $159 million.

OE sales volumes increased by $125 million due to new business launches, partially offset by net market volume declines, primarily in Europe. Aftermarket sales decreased by $22 million due to sales decreases in Europe and North America, partially offset by sales increases in all other regions.

Cost of products sold decreased by $9 million to $2,937 million for the six months ended June 30, 2012 compared to $2,946 million in the same period of 2011. The impact of the relative strengthening of the U.S. dollar reduced cost of products sold by $135 million. Additional decreases were materials and services sourcing savings of $44 million and favorable productivity of $12 million. These decreases were mostly offset by increased manufacturing, labor and variable overhead costs of $174 million as a direct consequence of sales volume/mix, increased depreciation of $7 million and increased pension expense of $1 million.

Gross margin decreased by $47 million to $531 million, or 15.3% of sales, for the six months ended June 30, 2012 compared to $578 million, or 16.4% of sales, in the same period of 2011. The favorable impact on margin of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $71 million decrease in gross margin. Other factors contributing to the decreased margin were currency movements of $24 million, increased depreciation of $7 million and increased pension expense of $1 million, partially offset by materials and services sourcing savings of $44 million and favorable productivity of $12 million.

Reporting Segment Results – Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the six months ended June 30, 2012 compared with the six months ended June 30, 2011 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, expense associated with U.S. based funded pension plans and OPEB curtailment gains or losses. The reporting segments bear a service cost allocation related to the U.S. based funded pension plan with an equal offset in Corporate EBITDA so that total expense is excluded from total Company EBITDA.

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)
Sales
Six months ended June 30, 2011	$1,169	$652	$514	$1,189	$—	$3,524
Sales volumes	72	9	44	(22)	—	103
Customer pricing	(4)	5	1	(2)	—	—
Foreign currency	(70)	(29)	(23)	(37)	—	(159)

Six months ended June 30, 2012	$1,167	$637	$536	$1,128	$—	$3,468

	PTE	PTSB	VSP	GA	Corporate	Total
Cost of Products Sold
Six months ended June 30, 2011	$(1,018)	$(576)	$(389)	$(960)	$(3)	$(2,946)
Sales volumes / mix	(81)	(20)	(57)	(16)	—	(174)
Productivity, net of inflation	8	—	(2)	4	2	12
Materials and services sourcing	14	10	2	17	1	44
Pension	—	—	—	—	(1)	(1)
Depreciation	(6)	(2)	1	—	—	(7)
Foreign currency	62	28	19	26	—	135

Six months ended June 30, 2012	$(1,021)	$(560)	$(426)	$(929)	$(1)	$(2,937)

	PTE	PTSB	VSP	GA	Corporate	Total
Gross Margin
Six months ended June 30, 2011	$151	$76	$125	$229	$(3)	$578
Sales volumes / mix	(9)	(11)	(13)	(38)	—	(71)
Customer pricing	(4)	5	1	(2)	—	—
Productivity, net of inflation	8	—	(2)	4	2	12
Materials and services sourcing	14	10	2	17	1	44
Pension	—	—	—	—	(1)	(1)
Depreciation	(6)	(2)	1	—	—	(7)
Foreign currency	(8)	(1)	(4)	(11)	—	(24)

Six months ended June 30, 2012	$146	$77	$110	$199	$(1)	$531

	PTE	PTSB	VSP	GA	Corporate	Total
Operational EBITDA
Six months ended June 30, 2011	$168	$62	$107	$143	$(102)	$378
Sales volumes / mix	(9)	(11)	(13)	(38)	—	(71)
Customer pricing	(4)	5	1	(2)	—	—
Productivity – Cost of products sold	8	—	(2)	4	2	12
Productivity – SG&A	(2)	(1)	(5)	4	(14)	(18)
Sourcing – Cost of products sold	14	10	2	17	1	44
Sourcing – SG&A	—	—	—	—	2	2
Equity earnings of non-consolidated affiliates	(1)	—	1	3	—	3
Expense associated with future payments to retired CEO	—	—	—	—	(6)	(6)
Stock-based compensation expense	—	—	—	—	2	2
Foreign currency	(10)	—	(5)	(9)	4	(20)
Other	(1)	(2)	(2)	3	3	1

Six months ended June 30, 2012	$163	$63	$84	$125	$(108)	$327

Depreciation and amortization						(140)
Interest expense, net						(64)
Adjustment of assets to fair value						(121)
Expense associated with U.S. based funded pension plans						(28)
Restructuring expense, net						(14)
Income tax benefit						20
Other						(2)

Net loss						$(22)

Powertrain Energy

Sales decreased by $2 million to $1,167 million for the six months ended June 30, 2012 from $1,169 million in the same period of 2011. PTE generates approximately 75% of its revenue outside the United States and the resulting currency movements decreased reported sales by $70 million. Sales volumes increased by $72 million due to new business launches, partially offset by net market volume declines, primarily in Europe. Customer pricing decreased sales by $4 million.

Cost of products sold increased by $3 million to $1,021 million for the six months ended June 30, 2012 compared to $1,018 million in the same period of 2011. This was due to an $81 million increase directly associated with sales volume/mix and an increase in depreciation expense of $6 million, partially offset by currency movements of $62 million, materials and services sourcing savings of $14 million and favorable productivity of $8 million.

Gross margin decreased by $5 million to $146 million, or 12.5% of sales, for the six months ended June 30, 2012 compared to $151 million, or 12.9% of sales, for the same period of 2011. The favorable impact on margin of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $9 million decrease in gross margin. Other factors contributing to the decreased margin were currency movements of $8 million, increased depreciation expense of $6 million and customer price decreases of $4 million, partially offset by reduced materials and services sourcing costs of $14 million and favorable productivity of $8 million.

Operational EBITDA decreased by $5 million to $163 million for the six months ended June 30, 2012 from $168 million in the same period of 2011. The favorable impact of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $9 million decrease. Other factors contributing to the decrease were currency movements of $10 million, customer price decreases of $4 million, decreased equity earnings of non-consolidated affiliates of $1 million and other decreases of $1 million, partially offset by reduced materials and services sourcing costs of $14 million and favorable productivity of $6 million.

Powertrain Sealing and Bearings

Sales decreased by $15 million, or 2%, to $637 million for the six months ended June 30, 2012 from $652 million in the same period of 2011. PTSB generates approximately 65% of its revenue outside the United States and the resulting currency movements decreased reported sales by $29 million. Sales volumes increased by $9 million due to new business launches, partially offset by net market volume declines, primarily in Europe. Customer pricing increased sales by $5 million.

Cost of products sold decreased by $16 million to $560 million for the six months ended June 30, 2012 compared to $576 million in the same period of 2011. This was due to currency movements of $28 million and decreased materials and services sourcing costs of $10 million, partially offset by a $20 million increase directly associated with sales volume/mix and increased depreciation expense of $2 million.

Gross margin increased by $1 million to $77 million, or 12.1% of sales, for the six months ended June 30, 2012 compared to $76 million, or 11.7% of sales, for the six months ended June 30, 2011. The favorable impact on margin of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $11 million decrease in gross margin. Other decreases to margin were due to higher depreciation of $2 million and currency movements of $1 million, which were more than offset by material and services sourcing savings of $10 million and customer price increases of $5 million.

Operational EBITDA increased by $1 million to $63 million for the six months ended June 30, 2012 from $62 million in the same period of 2011. The favorable impact of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $11 million decrease. Unfavorable productivity of $1 million and other decreases of $2 million, were more than offset by material and services sourcing savings of $10 million and customer price increases of $5 million.

Vehicle Safety and Protection

Sales increased by $22 million, or 4%, to $536 million for the six months ended June 30, 2012 from $514 million in the same period of 2011. Sales volumes increased by $44 million due to new business launches, partially offset by net market volume declines, primarily in Europe. Approximately 65% of VSP sales are generated outside the United States and the resulting currency movements decreased reported sales by $23 million. Customer pricing increased sales by $1 million.

Cost of products sold increased by $37 million to $426 million for the six months ended June 30, 2012 compared to $389 million in the same period of 2011. This was due to a $57 million increase directly associated with sales volume/mix and unfavorable productivity of $2 million, partially offset by currency movements of $19 million, decreased materials and services sourcing costs of $2 million and reduced depreciation of $1 million.

Gross margin decreased by $15 million to $110 million, or 20.5% of sales, for the six months ended June 30, 2012 compared to $125 million, or 24.3% of sales, for the six months ended June 30, 2011. The favorable impact on margin of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $13 million decrease in gross margin. Other factors contributing to the decreased margin were currency movements of $4 million and unfavorable productivity of $2 million, partially offset by materials and services sourcing savings of $2 million, customer price increases of $1 million and reduced depreciation of $1 million.

Operational EBITDA decreased by $23 million to $84 million for the six months ended June 30, 2012 from $107 million in the same period of 2011. The favorable impact of new program launches was more than offset by the impact of production volume declines, primarily in Europe, and a shift in mix towards lower margin products, resulting in a net $13 million decrease. Other factors contributing to the decrease were unfavorable productivity of $7 million, currency movements of $5 million and other decreases of $2 million. These decreases were partially offset by decreased materials and services sourcing costs of $2 million, customer price increases of $1 million, and increased equity earnings of non-consolidated affiliates of $1 million.

Global Aftermarket

Sales decreased by $61 million to $1,128 million for the six months ended June 30, 2012, from $1,189 million in the same period of 2011. This decrease was due to currency movements of $37 million, sales volume decreases of $22 million due to sales decreases in Europe and North America, partially offset by sales increases in all other regions, and decreased customer pricing of $2 million.

Cost of products sold decreased by $31 million to $929 million for the six months ended June 30, 2012 compared to $960 million in the same period of 2011. This decrease was due to currency movements of $26 million, materials and services sourcing savings of $17 million and favorable productivity of $4 million, partially offset by a $16 million increase directly associated with sales volume/mix.

Gross margin decreased by $30 million to $199 million, or 17.6% of sales, for the six months ended June 30, 2012 compared to $229 million, or 19.3% of sales, in the same period of 2011. This decrease was due to net unfavorable sales volume/mix, which decreased gross margin by $38 million, currency movements of $11 million and customer price decreases of $2 million, partially offset by improved materials and services sourcing of $17 million and favorable productivity of $4 million.

Operational EBITDA decreased by $18 million to $125 million for the six months ended June 30, 2012 from $143 million in the same period of 2011. This decrease was due to the impact of net unfavorable sales volume/mix of $38 million, currency movements of $9 million and customer pricing decreases of $2 million, partially offset by materials and services sourcing savings of $17 million, favorable productivity of $8 million, increased equity earnings of non-consolidated affiliates of $3 million and other increases of $3 million.

Corporate

Operational EBITDA decreased by $6 million to $(108) million for the six months ended June 30, 2012 from $(102) million in the same period of 2011. This was due to an increase in costs, inclusive of labor and benefits inflation, of $12 million and $6 million in expense associated with a payment to be made to the Company’s retired CEO, José Maria Alapont, partially offset by currency movements of $4 million, favorable services sourcing of $3 million, decreased stock-based compensation expense of $2 million and other decreases of $3 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $363 million, or 10.5% of net sales, for the six months ended June 30, 2012 as compared to $350 million, or 9.9% of net sales, for the same period of 2011. This $13 million increase was due to increased costs in excess of labor and benefits inflation of $18 million, $6 million in expense associated with a payment to be made to the Company’s retired CEO, José Maria Alapont, and increased pension and other postemployment benefits expense of $5 million, partially offset by currency movements of $12 million, materials and services sourcing savings of $2 million and decreased stock-based compensation of $2 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $89 million for the six months ended June 30, 2012 compared with $87 million for the same period in 2011. As a percentage of OE sales, R&D was 3.8% and 3.7% for the six months ended June 30, 2012 and 2011, respectively.

Adjustment of Assets to Fair Value

The Company recognized impairments of $121 million and $3 million for the six months ended June 30, 2012 and 2011, respectively. The 2012 impairment charge is comprised of $92 million of goodwill impairments, $16 million of PP&E impairments and $13 million of trademarks and brand name impairments.

Interest Expense, Net

Net interest expense was $64 million for the six months ended June 30, 2012 compared to $63 million for the comparable period of 2011.

Restructuring Activities

The following is a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the six months ended June 30, 2012:

	PTE	PTSB	VSP	GA	Corporate	Total
	(Millions of Dollars)

Balance at December 31, 2011	$ 2	$ 4	$ —	$ 1	$ 1	$ 8
Provisions	2	—	—	4	—	6
Payments	(2)	—	—	(4)	(1)	(7)
Balance at March 31, 2012	2	4	—	1	—	7
Provisions	—	1	7	—	—	8
Payments	(1)	—	—	(1)	—	(2)
Reclassification to pension liability	—	—	(5)	—	—	(5)
Balance at June 30, 2012	$ 1	$ 5	$ 2	$ —	$ —	$ 8

Other Expense, Net

Other expense, net was $9 million for the six months ended June 30, 2012 and $8 million for the same period in 2011.

Income Taxes

For the six months ended June 30, 2012, the Company recorded an income tax benefit of $20 million on a loss before income taxes of $42 million. This compares to income tax expense of $31 million on income before income taxes of $149 million in the same period of 2011. The income tax benefit for the six months ended June 30, 2012 differs from statutory rates due primarily to a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to audit settlements, valuation allowance release in Germany, a tax benefit recorded in continuing operations pursuant to an exception to the intraperiod tax allocation rules and a tax benefit recorded related to a special economic zone tax incentive in Poland. The income tax expense for the six months ended June 30, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the US statutory tax rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and release of uncertain tax positions due to audit settlements, partially offset by pre-tax losses with no tax benefits.

The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions may decrease in the next 12 months due to audit settlements or statute expirations. During the three and six months ended June 30, 2012, a tax position became effectively settled and decreased unrecognized tax benefits by $298 million, of which only $19 million was included in the income tax benefit due to the impact of valuation allowances.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results; historical taxable income; projected future taxable income; the expected timing of the reversals of existing temporary differences; and tax planning strategies. Based upon this assessment, the Company has concluded based on available evidence that the deferred tax assets in Germany are more likely than not to be realized. Based upon this conclusion, a valuation allowance was reversed, a portion of which is expected to be realized through current year ordinary income and is therefore included in the annual effective rate. The remaining portion relates to the anticipated realization in future years and is therefore recognized as a discrete event in the three months ended June 30, 2012.

The Company has also concluded that there is more than a remote possibility that existing valuation allowances of up to $260 million as of June 30, 2012 could be released within the next 12 months. If releases of such valuation allowances occur, they may have a significant impact on net income in the quarter in which it is deemed appropriate to release the reserve.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 13 of the consolidated financial statements, “Commitments and Contingencies.”

Liquidity and Capital Resources

Cash Flow

Cash flow used by operating activities was $7 million for the six months ended June 30, 2012 compared to cash flow provided from operating activities of $90 million for the comparable period of 2011. The $97 million year-over-year decrease is primarily attributable to a $95 million increase in working capital outflow, which is comprised of a $107 million increase in accounts receivable outflow, $68 million of which relates to North American factoring activity in 2011 that did not occur in 2012, and a $96 million decrease in accounts payable inflow, partially offset by $108 million decrease in inventory outflow.

Cash flow used by investing activities was $204 million for the six months ended June 30, 2012 compared to cash flow used by investing activities of $177 million for the comparable period of 2011. The $46 million year-over-year increase in capital expenditures is necessary to support future sales growth and productivity improvement.

Cash flow used by financing activities was $27 million for the six months ended June 30, 2012 compared to cash flow used by financing activities of $1 million for the comparable period of 2011. This $26 million increase in cash flow usage was due to a $20 million flow change associated with short-term debt, and an $8 million flow change associated with the servicing of factoring arrangements, partially offset by a $2 million flow change associated with other long-term debt.

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

Other Liquidity and Capital Resource Items

The Company received $30 million in insurance proceeds directly associated with the Thailand manufacturing facility flood during the six months ended June 30, 2012. See Note 17 for further details.

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $248 million and $228 million at June 30, 2012 and December 31, 2011, respectively. Dividends received from non-consolidated affiliates by the Company during the six months ended June 30, 2012 and 2011 were $1 million and less than $1 million, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of June 30, 2012, the total amount of the contingent guarantee, were all triggering events to occur, approximated $59 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the guarantees’ interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $207 million and $203 million as of June 30, 2012 and December 31, 2011, respectively. Of those gross amounts, $207 million and $202 million, respectively, qualify as sales as defined in ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable, however, as of both June 30, 2012 and December 31, 2011, the Company had drawn all such cash. Proceeds from the transfers of accounts receivable qualifying as sales were $776 million and $923 million for the six months ended June 30, 2012 and 2011, respectively.

For the three months ended June 30, 2012, expenses associated with transfers of receivables were $2 million and $3 million, respectively. For the six months ended June 30, 2011, such expenses were $3 million and $5 million, respectively. These expenses were recorded in the consolidated statements of operations within “Other expense, net.”

Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $23 million as of both June 30, 2012 and December 31, 2011, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

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

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2012, the Company derived 38% of its sales in the United States and 62% internationally. Of these international sales, 56% are denominated in the euro, with no other single currency representing more than 5%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the six months ended June 30, 2012 would have increased “Net loss attributable to Federal-Mogul” by approximately $17 million.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of June 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of June 30, 2012, the Company’s management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal three and six month periods ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the six months ended June 30, 2012.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 13, that is included in Part I of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as noted below, there were no material changes in the risk factors previously disclosed in Item 1A, Risk Factors, in the Company’s 2011 Annual Report on Form 10-K as filed on February 28, 2012.

The Company’s actions to separate its business into OE and Aftermarket business divisions may result in additional costs: As previously disclosed, the Company is separating its business into two separate business divisions. One division will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers (“OE Division”), while the other will consist of the Company’s global aftermarket as well as its brake, chassis and wipers businesses (“Global Aftermarket Division”). The Company has initiated several actions in connection with the creation of these two operating divisions, including the hiring of a Chief Executive Officer for the Global Aftermarket division and the identification of facilities that will be managed by each division. This separation may result in additional costs and expenses both during and after separation. No assurance can be given that the separation of the business into these two divisions will not have a material adverse impact on the Company’s profitability and consolidated financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	Exhibits:

10.1	Employment Agreement by and between the Company and Michael Broderick dated as of June 5, 2012. †

† Management contracts and compensatory plans or arrangements.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification by Rainer Jueckstock, Co-Chief Executive Officer, Federal-Mogul Corporation, and Chief Executive Officer, OE Division, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2

Certification by Michael Broderick, Co-Chief Executive Officer, Federal-Mogul Corporation, and Chief Executive Officer, Global Aftermarket Division, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3	Certification by Alan J. Haughie, Chief Financial Officer, Federal-Mogul Corporation, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

101

Financial statements from the quarterly report on Form 10-Q of Federal-Mogul Corporation for the quarter ended June 30, 2012, filed on July 26, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive (Loss) Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows: and (v) the Notes to the Consolidated Financial Statements furnished herewith.

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

Dated:    July 26, 2012