Form 10-Q
period 2012-09-30
FEDERAL MOGUL CORP
filed 2012-10-30
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 26, 2012, there were 98,904,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Three and Nine Months Ended September 30, 2012

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,602	$1,732	$5,070	$5,256
Cost of products sold	(1,390)	(1,469)	(4,327)	(4,415)

Gross margin	212	263	743	841

Selling, general and administrative expenses	(176)	(172)	(539)	(522)
OPEB curtailment gain	51	—	51	—
Adjustment of assets to fair value	(53)	—	(174)	(3)
Interest expense, net	(32)	(32)	(96)	(95)
Amortization expense	(12)	(12)	(36)	(36)
Equity earnings of non-consolidated affiliates	6	7	28	27
Restructuring expense, net	(5)	(3)	(19)	(4)
Other expense, net	(10)	(6)	(19)	(14)

(Loss) income before income taxes	(19)	45	(61)	194
Income tax benefit (expense)	8	(9)	27	(40)

Net (loss) income	(11)	36	(34)	154
Less net income attributable to noncontrolling interests	—	(2)	(3)	(4)

Net (loss) income attributable to Federal-Mogul	$(11)	$34	$(37)	$150

(Loss) income per common share:
Basic	$(0.11)	$0.34	$(0.37)	$1.52

Diluted	$(0.11)	$0.34	$(0.37)	$1.51

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Millions of Dollars)
Net (loss) income	$(11)	$36	$(34)	$154

Other comprehensive (loss) income:

Foreign currency translation adjustments and other	56	(176)	36	(66)

Postemployment benefits:
Net unrealized losses arising during period	(21)	—	(21)	—
Reclassification of net postemployment benefits costs included in net (loss) income during period	(44)	2	(31)	6
Income taxes	5	(3)	—	(3)

Postemployment benefits, net of tax	(60)	(1)	(52)	3

Hedge instruments:
Net unrealized hedging gains (losses) arising during period	3	(19)	1	(36)
Reclassification of net hedging losses included in net (loss) income during period	12	8	37	22
Income taxes	3	(4)	(4)	(4)

Hedge instruments, net of tax	18	(15)	34	(18)

Other comprehensive (loss) income, net of tax	14	(192)	18	(81)

Comprehensive (loss) income	3	(156)	(16)	73

Less comprehensive (income) loss attributable to noncontrolling interests	(2)	5	(3)	(1)

Comprehensive (loss) income attributable to Federal-Mogul	$1	$(151)	$(19)	$72

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	(Unaudited) September 30 2012	December 31 2011
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$541	$953
Accounts receivable, net	1,450	1,186
Inventories, net	1,041	956
Prepaid expenses and other current assets	180	204

Total current assets	3,212	3,299

Property, plant and equipment, net	1,914	1,855
Goodwill and other indefinite-lived intangible assets	1,002	1,115
Definite-lived intangible assets, net	399	434
Investments in non-consolidated affiliates	257	228
Other noncurrent assets	115	98

	$6,899	$7,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$89	$88
Accounts payable	739	767
Accrued liabilities	402	367
Current portion of postemployment benefits liability	43	43
Other current liabilities	161	165

Total current liabilities	1,434	1,430

Long-term debt	2,735	2,741
Postemployment benefits liability	1,175	1,229
Long-term portion of deferred income taxes	383	434
Other accrued liabilities	135	142

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of September 30, 2012 and December 31, 2011)	1	1
Additional paid-in capital, including warrants	2,150	2,150
Accumulated deficit	(479)	(442)
Accumulated other comprehensive loss	(721)	(739)
Treasury stock, at cost	(17)	(17)

Total Federal-Mogul shareholders’ equity	934	953

Noncontrolling interests	103	100

Total shareholders’ equity	1,037	1,053

	$6,899	$7,029

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
	2012	2011
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net (loss) income	$(34)	$154
Adjustments to reconcile net (loss) income to net cash provided from (used by) operating activities:
Depreciation and amortization	212	212
Adjustment of assets to fair value	174	3
Insurance proceeds related to Thailand flood	12	—
Equity earnings of non-consolidated affiliates	(28)	(27)
Cash dividends received from non-consolidated affiliates	2	14
Change in postemployment benefits	(62)	(30)
OPEB curtailment gain	(51)	—
Restructuring expense, net	19	4
Payments against restructuring liabilities	(11)	(19)
Deferred tax benefit	(62)	(3)
Gain from sales of property, plant and equipment	(2)	—
Changes in operating assets and liabilities:
Accounts receivable	(256)	(132)
Inventories	(68)	(171)
Accounts payable	17	90
Other assets and liabilities	62	29

Net Cash (Used By) Provided From Operating Activities	(76)	124

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(296)	(282)
Payment to acquire business, net of cash acquired	(52)	—
Insurance proceeds related to Thailand flood	18	—
Net proceeds from sales of property, plant, and equipment	5	—
Capital investment in non-consolidated affiliate	(2)	—

Net Cash Used By Investing Activities	(327)	(282)

Cash Provided From (Used By) Financing Activities
Principal payments on term loans	(22)	(22)
Decrease in other long-term debt	(1)	(3)
Increase in short-term debt	1	19
Net remittances on servicing of factoring arrangements	(4)	—

Net Cash Used By Financing Activities	(26)	(6)

Effect of foreign currency exchange rate fluctuations on cash	17	(10)

Decrease in cash and equivalents	(412)	(174)

Cash and equivalents at beginning of period	953	1,105

Cash and equivalents at end of period	$541	$931

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

1. BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

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

Reclassifications: Certain prior period amounts have been reclassified to conform with the presentation used in this filing. This is due to the Company’s re-segmentation of its reporting segments. See Note 19 for further details.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Controlling Ownership: Mr. Carl C. Icahn indirectly controls approximately 78% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.

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

Acquisition: In June 2012, the Company entered into a definitive agreement to purchase the BERU spark plug business from BorgWarner, Inc. These spark plugs are manufactured in France and Germany and are sold to European original equipment manufacturers. The purchase was finalized at the end of September 2012 for $52 million, net of acquired cash. The Company has performed a preliminary allocation of the purchase price in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company has preliminarily recorded $20 million of goodwill associated with this acquisition.

Factoring of Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy Japan and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	September 30	December 31
	2012	2011
	(Millions of Dollars)
Gross accounts receivable factored	$187	$203
Gross accounts receivable factored, qualifying as sales	187	202
Undrawn cash on factored accounts receivable	—	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$335	$412	$1,111	$1,335
Expenses associated with factoring of receivables	1	2	5	7

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $19 million and $23 million as of September 30, 2012 and December 31, 2011, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

Accounts receivables factored but not qualifying as a sale, as defined in FASB ASC Topic 860, Transfers and Servicing, were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including the current portion of long-term debt.” The expenses associated with receivables factoring are recorded in the consolidated statements of operations within “Other expense, net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Noncontrolling Interests: The following table presents a rollforward of the changes in noncontrolling interests for the nine months ended September 30, 2012 (in millions of dollars):

Equity balance of non-controlling interests as of December 31, 2011	$100
Comprehensive income:
Net income	3

Equity balance of non-controlling interests as of September 30, 2012	$103

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing indefinite-Lived Intangible Assets for Impairment. This ASU allows for the option to perform a qualitative assessment that may allow companies to forego the annual two-step impairment test for indefinite-lived intangibles. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company will not elect early adoption.

2. RESTRUCTURING

The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to best cost manufacturing locations.

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

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the nine months ended September 30, 2012 by reporting segment. “PT,” represents Powertrain and “VCS” represents Vehicle Components Solutions.

			Total
			Reporting		Total
	PT	VCS	Segment	Corporate	Company
	(Millions of Dollars)
Balance at December 31, 2011	$6	$1	$7	$1	$8
Provisions	2	4	6	—	6
Payments	(2)	(4)	(6)	(1)	(7)

Balance at March 31, 2012	6	1	7	—	7
Provisions	1	7	8	—	8
Payments	(1)	(1)	(2)	—	(2)
Reclassification to pension liability	—	(5)	(5)	—	(5)

Balance at June 30, 2012	6	2	8	—	8
Provisions	—	1	1	4	5
Payments	(1)	—	(1)	(1)	(2)

Balance at September 30, 2012	$5	$3	$8	$3	$11

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the nine months ended September 30, 2012. As the table indicates, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at December 31, 2011	$8	$—	$8
Provisions	5	1	6
Payments	(6)	(1)	(7)

Balance at March 31, 2012	7	—	7
Provisions	8	—	8
Payments	(2)	—	(2)
Reclassification to pension liability	(5)	—	(5)

Balance at June 30, 2012	8	—	8
Provisions	5	—	5
Payments	(2)	—	(2)

Balance at September 30, 2012	$11	$—	$11

Restructuring 2012

In June 2012, the Company announced a restructuring plan (“Restructuring 2012”) to reduce or eliminate capacity at several high cost VCS facilities and transfer production to lower cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection with Restructuring 2012, the Company expects to incur restructuring charges totaling approximately $37 million.

Net charges by type of exit cost are as follows:

	Total Expected Costs	Second Quarter 2012	Third Quarter 2012	Estimated Additional Charges
		(Millions of dollars)
Employee costs	$26	$7	$1	$18
Facility costs	11	—	—	11

	$37	$7	$1	$29

Other Restructuring

The Company recognized $11 million in net restructuring expenses outside of Restructuring 2012 during the nine months ended September 30, 2012. Of these expenses, $5 million related to headcount reduction actions within VCS, $4 million related to headcount reduction actions within Corporate, and $1 million of headcount reductions and $1 million of facility cost actions within PT.

3. OTHER EXPENSE, NET

The specific components of “Other expense net” are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of Dollars)
Foreign currency exchange	$(7)	$(1)	$(13)	$(6)
Accounts receivable discount expense	(1)	(2)	(5)	(7)
Other	(2)	(3)	(1)	(1)

	$(10)	$(6)	$(19)	$(14)

4. FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable debt rate with the same terms, they qualify for cash flow hedge accounting treatment. As of September 30, 2012 and December 31, 2011, unrealized net losses of $19 million and $44 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of September 30, 2012, losses of $19 million are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statement of operations within the next 12 months.

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

The Company had commodity price hedge contracts outstanding with combined notional values of $57 million and $117 million at September 30, 2012 and December 31, 2011, respectively, of which substantially all mature within one year. Of these outstanding contracts, $54 million and $117 million in combined notional values at September 30, 2012 and December 31, 2011, respectively, were designated as hedging instruments for accounting purposes. Unrealized net losses of less than $1 million and $15 million were recorded in “Accumulated other comprehensive loss” as of September 30, 2012 and December 31, 2011, respectively.

Foreign Currency Risk

The Company manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, the Company’s financial results can be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and European currencies.

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. The Company had notional values of $181 million and $27 million of foreign currency hedge contracts outstanding at September 30, 2012 and December 31, 2011, respectively. Of these outstanding contracts, $7 million and $27 million in combined notional values at September 30, 2012 and December 31, 2011, respectively, were designated as cash flow hedging instruments for accounting purposes. Unrealized net gains of less than $1 million and $3 million were recorded in “Accumulated other comprehensive loss” as of

September 30, 2012 and December 31, 2011, respectively, for the contracts designated as hedging instruments. During the quarter ended September 30, 2012, the Company entered into foreign currency contracts. The remaining outstanding contracts as of September 30, 2012, with combined notional values of $174 million, were entered into by the Company in order to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars over the next fifteen months. These contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. Unrealized losses of $6 million related to these contracts were recorded in “Other expense, net” for the three and nine months ended September 30, 2012.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during the nine months ended September 30, 2012. The Company has one VCS customer that accounts for 17% of the Company’s net accounts receivable balance as of September 30, 2012. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	September 30 2012	December 31 2011	Balance Sheet Location	September 30 2012	December 31 2011
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(19)	$(36)
				Other noncurrent liabilities	—	(8)
Commodity contracts	Other current liabilities	2	—	Other current liabilities	(2)	(16)
Foreign currency contracts	Other current liabilities	—	3		—	—

		$2	$3		$(21)	$(60)

Derivatives not designated as cash flow hedging instruments:
Foreign currency contracts		$—	$—	Other current liabilities	$(6)	$—

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended September 30, 2012:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$(1)	Interest expense, net	$(10)
Commodity contracts	4	Cost of products sold	(3)
Foreign currency contracts	—	Cost of products sold	1

	$3		$(12)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)
Foreign currency contracts	Other expense, net	$(6)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended September 30, 2011:

Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$(2)	Interest expense, net	$(10)		$—
Commodity contracts	(21)	Cost of products sold	2	Other expense, net	(1)
Foreign currency contracts	4	Cost of products sold	—		—

	$(19)		$(8)		$(1)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2012:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$(4)	Interest expense, net	$(29)
Commodity contracts	7	Cost of products sold	(9)
Foreign currency contracts	(2)	Cost of products sold	1

	$1		$(37)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)
Foreign currency contracts	Other expense, net	$(6)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the nine months ended September 30, 2011:

Derivatives Designated as Hedging Instruments	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$(12)	Interest expense, net	$(29)		$—
Commodity contracts	(26)	Cost of products sold	8	Other expense, net	(1)
Foreign currency contracts	2	Cost of products sold	(1)		—

	$(36)		$(22)		$(1)

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at September 30, 2012 and December 31, 2011 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
September 30, 2012:
Interest rate swap contracts	$(19)	$(19)	C
Foreign currency contracts	(6)	(6)	C

December 31, 2011:
Interest rate swap contracts	$(44)	$(44)	C
Commodity contracts	(16)	(16)	C
Foreign currency contracts	3	3	C

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

Assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2012 are set forth in the table below:

	Asset	Level 3	(Loss)	Valuation Technique
	(Millions of Dollars)
Trademarks and brand names	$55	$55	$(46)	C
Property, plant and equipment	66	66	(33)	C
Goodwill	—	—	(95)	C

Property, plant and equipment with a carrying value of $99 million were written down to their fair value of $66 million, resulting in an impairment charge of $33 million, which was recorded within “Adjustment of assets to fair value” for the nine months ended September 30, 2012. The Company determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists.

Trademarks and brand names with carrying values of $101 million were written down to their fair value of $55 million, resulting in an impairment charge of $46 million, which was recorded within “Adjustment of assets to fair value” for the nine months ended September 30, 2012. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.

Goodwill with a carrying value of $95 million was written down to its fair value of zero, resulting in a $95 million impairment charge recorded within “Adjustment of assets to fair value” for the nine months ended September 30, 2012. The estimated fair value was determined based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.

6. INVENTORIES

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at September 30, 2012 and December 31, 2011. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	September 30 2012	December 31 2011
	(Millions of Dollars)
Raw materials	$201	$177
Work-in-process	168	145
Finished products	768	717

	1,137	1,039
Inventory valuation allowance	(96)	(83)

	$1,041	$956

7. GOODWILL AND OTHER INTANGIBLE ASSETS

At September 30, 2012 and December 31, 2011, goodwill and other indefinite-lived intangible assets consist of the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(In Millions of Dollars)
Goodwill	$1,368	$(597)	$771	$1,340	$(502)	$838
Trademarks and brand names	432	(201)	231	432	(155)	277

	$1,800	$(798)	$1,002	$1,772	$(657)	$1,115

At September 30, 2012 and December 31, 2011, definite-lived intangible assets consist of the following:

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Developed technology	$115	$(50)	$65	$115	$(42)	$73
Customer relationships	542	(208)	334	541	(180)	361

	$657	$(258)	$399	$656	$(222)	$434

The Company’s net goodwill balances by reporting segment as of September 30, 2012 and December 31, 2011 are as follows:

	September 30	December 31
	2012	2011
	(Millions of Dollars)
Powertrain	$483	$467
Vehicle Components Solutions	288	371

	$771	$838

The following is a quarterly summary of the Company’s goodwill and other intangible assets (net) as of and for the nine months ended September 30, 2012:

	Net Goodwill	Other Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)
	(Millions of Dollars)
Balance at December 31, 2011	$838	$277	$434
Property, plant and equipment adjustment	8	—	—
2011 impairment finalization	(1)	—	—
Amortization expense	—	—	(12)
Foreign currency	1	—	1

Balance at March 31, 2012	846	277	423
Impairment	(91)	(13)	—
Amortization expense	—	—	(12)
Foreign currency	(1)	—	(1)

Balance at June 30, 2012	754	264	410
Impairment	(3)	(33)	—
Beru acquisition	20	—	—
Amortization expense	—	—	(12)
Foreign currency	—	—	1

Balance at September 30, 2012	$771	$231	$399

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

The friction reporting unit goodwill was tested for impairment in accordance with the FASB ASC Topic 350, Intangibles – Goodwill and Other (“FASB ASC 350”). This impairment analysis compares the fair value of reporting unit to the related carrying value, and impairment charges are recorded for any excess of carrying values over fair values. As the fair value of the friction reporting unit exceeded its carrying value, the implied fair value of goodwill was calculated as the excess of the estimated fair value of the reporting unit over the fair value of its net assets. These fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings. The fair value of friction reporting unit did not support the recorded goodwill and accordingly the Company recognized a full impairment charge of $91 million in the second quarter of 2012.

Based upon the impairment indicators noted above, the Company performed a trademarks and brand names impairment analysis in accordance FASB ASC 350. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon this analysis, the Company recognized a $13 million impairment charge in the second quarter of 2012.

Effective September 1, 2012, the Company re-segmented its business (see Note 19 for further details). Given the business realignments that occurred due to this re-segmentation and the fact that some reporting units containing goodwill under the former segmentation were being divided within the new Company structure thus requiring the Company to determine the relative fair value of these divided reporting units in order to allocate goodwill, the Company deemed it prudent to perform an interim goodwill impairment test in accordance with FASB ASC 350. As a result of this interim testing, one divided reporting unit that received a relative fair value goodwill allocation of $3 million had a carrying value in excess of fair value, thus requiring the Company to recognize a full impairment charge of $3 million in the third quarter of 2012.

The Company has eight reporting units that have goodwill. The following table categorizes the Company’s goodwill by reporting unit as of September 1, 2012 according to the level of excess between the reporting unit’s fair value and carrying value after giving effect to the 2012 impairment charges (excludes the $20 million of goodwill related to the Beru acquisition, which occurred at the end of September 2012):

	Fair Value Exceeds Carrying Value	Net Goodwill
		(Millions of Dollars)
Reporting Unit 1	6%	$46
Reporting Unit 2	13%	82
Reporting Unit 3	34%	116
Reporting Unit 4	48%	150
Reporting Unit 5	84%	90
Reporting Units 6-8	>100%	267

		$751

The Company notes that Reporting Unit 1 and Reporting Unit 2 with goodwill carrying values of $46 million and $82 million, respectively, are at risk of failing “Step 1” of a goodwill impairment analysis. As stated previously, reporting unit fair values are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. The Company believes that its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from the Company’s analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. Specific assumptions used by the Company as of September 1, 2012 for the Reporting Unit 1 and Reporting Unit 2 were as follows:

	Reporting Unit 1	Reporting Unit 2
Weighted average cost of capital	13.5%	12.0%
Six year compound annual sales growth rate	5.4%	3.1%
Terminal year growth rate	2.5%	2.5%

The Company believes its growth and profitability assumptions related to these reporting units to be reasonable, however, it cannot predict the occurrence of certain future events that might adversely effect the reported value of these goodwill carrying values. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment of the Company’s customer base and material adverse effects in relationships with significant customers.

In connection with the September 1, 2012 goodwill impairment test, the Company also performed a trademarks and brand names impairment analysis in accordance FASB ASC 350 as of September 1, 2012. Based upon this analysis, the Company recognized a $33 million impairment charge in the third quarter of 2012.

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

The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	September 30	December 31
	2012	2011
	(Millions of Dollars)
Investments in non-consolidated affiliates	$257	$228

Direct ownership percentages	2% to 50%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of Dollars)
Equity earnings of non-consolidated affiliates	$6	$7	$28	$27
Cash dividends received from non-consolidated affiliates	1	14	2	14

The following table presents selected aggregated financial information of the Company’s non-consolidated affiliates:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of Dollars)
Statements of Operations
Sales	$179	$181	$572	$556
Gross margin	34	31	119	105
Income from continuing operations	18	21	78	77
Net income	16	18	68	67

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2012, the total amount of the contingent guarantee, were all triggering events to occur, approximated $59 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the joint venture partner’s interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	September 30	December 31
	2012	2011
	(Millions of Dollars)
Accrued compensation	$184	$163
Accrued rebates	102	109
Non-income taxes payable	39	25
Accrued product returns	26	21
Accrued professional services	17	14
Accrued income taxes	16	24
Restructuring liabilities	11	8
Accrued warranty	6	2
Other	1	1

	$402	$367

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

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of Dollars)
Amortization of fair value adjustment	$6	$6	$17	$17

Debt consists of the following:

	September 30	December 31
	2012	2011
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,867	1,882
Tranche C term loan	953	960
Debt discount	(57)	(74)
Other debt, primarily foreign instruments	61	61

	2,824	2,829
Less: short-term debt, including current maturities of long-term debt	(89)	(88)

Total long-term debt	$2,735	$2,741

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

The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Per the terms of the credit facility, $50 million of the Tranche C Term Loan proceeds were deposited in a Term Letter of Credit Account. The Company was in compliance with all debt covenants as of September 30, 2012 and December 31, 2011, respectively.

The revolving credit facility has an available borrowing base of $461 million and $496 million as of September 30, 2012 and December 31, 2011, respectively. The Company had $39 million and $38 million of letters of credit outstanding at September 30, 2012 and December 31, 2011, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

Estimated fair values of the Company’s Debt Facilities were:

	Estimated Fair Value (Level 1)	Carrying Value in Excess of Fair Value	Valuation Technique
	(Millions of Dollars)
September 30, 2012:
Debt Facilities	$2,758	$5	A

December 31, 2011:
Debt Facilities	$2,660	$108	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of September 30, 2012 and December 31, 2011. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 5, Fair Value Measurements, for definitions of input levels and valuation techniques.

11. PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world.

Components of net periodic benefit cost for the three months ended September 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011
	(Millions of Dollars)
Service cost	$5	$5	$2	$2	$—	$—
Interest cost	12	15	5	5	3	5
Expected return on plan assets	(12)	(14)	(1)	(1)	—	—
Amortization of actuarial loss	9	6	—	—	1	—
Amortization of prior service credit	—	—	—	—	(3)	(4)
Curtailment gain	—	—	—	—	(51)	—

Net periodic benefit cost	$14	$12	$6	$6	$(50)	$1

Components of net periodic benefit cost for the nine months ended September 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011
	(Millions of Dollars)
Service cost	$15	$15	$6	$6	$—	$—
Interest cost	40	44	14	14	11	15
Expected return on plan assets	(38)	(42)	(3)	(3)	—	—
Amortization of actuarial loss	26	18	—	—	1	—
Amortization of prior service credit	—	—	—	—	(11)	(12)
Settlement gain	(1)	—	—	—	—	—
Curtailment gain	—	—	—	—	(51)	—

Net periodic benefit cost	$42	$35	$17	$17	$(50)	$3

In July 2012, as a result of contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the retiree medical benefits were modified for the location’s active participants. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in AOCI. The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million curtailment gain which was recognized in the consolidated statements of operations during the quarter ended September 30, 2012. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.

12. INCOME TAXES

For the nine months ended September 30, 2012, the Company recorded an income tax benefit of $27 million on loss before income taxes of $61 million. This compares to income tax expense of $40 million on income before income taxes of $194 million in the same period of 2011. The income tax benefit for the nine months ended September 30, 2012 differs from the US statutory rate primarily due to release of uncertain tax positions due to audit settlements, valuation allowance release in Germany, a tax benefit recorded related to a special economic zone tax incentive in Poland and pre-tax income taxed at rates lower than the U.S. statutory rate partially offset by pre-tax losses with no tax benefit. The income tax expense for the nine months ended September 30, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the US statutory tax rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and release of uncertain tax positions due to audit settlements, partially offset by pre-tax losses with no tax benefits.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results; historical taxable income; projected future taxable income; the expected timing of the reversals of existing temporary differences; and tax planning strategies. Based upon this assessment, the Company has concluded based on available evidence that the deferred tax assets in Germany are more likely than not to be realized. Based upon this conclusion, a valuation allowance was reversed during the three months ended June 30, 2012. The portion which is expected to be realized through current year ordinary income is included in the annual effective rate and the remaining portion which relates to the anticipated realization in future years is recognized as a discrete event.

On August 17, 2012, a 3% surtax levied on dividends and other certain distributions was enacted in France. The Company has decided to use the lower undistributed tax rate, therefore, applicable deferred taxes have not been remeasured or recognized on any additional inside basis differences including prior undistributed earnings. The Company is required to pay additional taxes at the applicable tax rate on all distributions of dividends and the additional taxes will be recorded as income tax expense in the period in which the dividend is declared.

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

Total environmental liabilities, determined on an undiscounted basis, are included in the consolidated balance sheets as follows:

	September 30	December 31
	2012	2011
	(Millions of Dollars)
Other current liabilities	$5	$5
Other accrued liabilities (noncurrent)	10	11

	$15	$16

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At September 30, 2012, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $39 million.

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

The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	September 30	December 31
	2012	2011
	(Millions of Dollars)
Other current liabilities	$1	$1
Other accrued liabilities (noncurrent)	20	21

	$21	$22

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

14. WARRANTS

On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of September 30, 2012.

15. VEHICLE COMPONENTS SOLUTIONS CEO EQUITY APPRECIATION AWARD

On June 5, 2012, the Company entered into an employment agreement with Michael Broderick to become the Company’s Co-Chief Executive Officer and Chief Executive Officer of the Company’s Vehicle Components Solutions reporting segment. Contained within this employment agreement, Mr. Broderick was granted a cash-settled performance-based equity appreciation award. Immaterial expense was recognized during the three and nine months ended September 30, 2012 associated with this award.

16. STOCK-BASED COMPENSATION

CEO Stock-Based Compensation Agreements

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

Mr. Alapont’s Deferred Compensation Agreement was also amended and restated on March 23, 2010. The amended and restated agreement included no changes that impacted the accounting for this agreement. Since the revised and restated agreement continues to provide for net cash settlement at the option of Mr. Alapont, it continued to be treated as a liability award as of September 30, 2012. The amount of the payout, which occurred on October 3, 2012, was $9.7 million (500,000 shares of stock multiplied by the March 23, 2010 stock price of $19.46). The Company recognized $1 million in expense for the nine months ended September 30, 2012 associated with Mr. Alapont’s Deferred Compensation Agreement. The Company recognized $2 million and $1 million in expense, respectively, for the three and nine month periods ended September 30, 2011, associated with Mr. Alapont’s Deferred Compensation Agreement. The Deferred Compensation Agreement had an intrinsic value of $9.7 million as of both September 30, 2012 and December 31, 2011.

Stock Appreciation Rights

A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the nine months ended September 30, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Life	Value
	(Thousands)		(Years)	(Millions)
Outstanding at December 31, 2011	1,388	$19.96	3.9	$—
Granted	809	17.64
Forfeited	(44)	17.60

Outstanding at March 31, 2012	2,153	19.14	4.1	$—
Forfeited	(79)	17.21

Outstanding at June 30, 2012	2,074	19.21	3.9	$—
Forfeited	(29)	19.39

Outstanding at September 30, 2012	2,045	$19.21	3.7	$—

Exercisable at September 30, 2012	854	$19.46	3.5	$—

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,039,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company valued the 2012 SARs, the 2011 SARs and the 2010 SARs at September 30, 2012 resulting in fair values of $1.3 million, $0.7 million and $0.2 million, respectively. The Company recognized SARs income of $3 million for the nine months ended September 30, 2012. The Company recognized SARs income of $2 million and $1 million for the three and nine months ended September 30, 2011, respectively.

The September 30, 2012 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.16
Expected volatility	56%	56%	56%
Expected dividend yield	0%	0%	0%
Risk-free rate over the estimated expected life	0.29%	0.23%	0.19%
Expected life (in years)	2.74	1.93	1.27

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

17. (LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(Millions of Dollars, Except Per Share Amounts)
Net (loss) income attributable to Federal-Mogul shareholders	$(11)	$34	$(37)	$150
Weighted average shares outstanding, basic (in millions)	98.9	98.9	98.9	98.9
Incremental shares on assumed conversion of stock options (in millions)	—	—	—	0.4
Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.5	0.5	0.5	0.3

Weighted average shares outstanding, including dilutive shares (in millions)	99.4	99.4	99.4	99.6
Net (loss) income per share attributable to Federal-Mogul:
Basic	$(0.11)	$0.34	$(0.37)	$1.52
Diluted	$(0.11)	$0.34	$(0.37)	$1.51

The Company recognized a net loss for the three and nine months ended September 30, 2012. As a result, diluted loss per share is the same as basic loss per share for these periods as any potentially dilutive securities would reduce the loss per share.

Warrants to purchase 6,951,871 common shares were not included in the computation of weighted average shares outstanding, including dilutive shares, for the three and nine months ended September 30, 2012 and 2011 because the exercise price was greater than the average market price of the Company’s common shares during these periods. Options to purchase 4,000,000 common shares, which expired on June 29, 2012, were not included in the computation of weighted average shares outstanding, including dilutive shares, for the nine months ended September 30, 2012 because the exercise price was greater than the average market price of the Company’s common shares during this period.

The 500,000 common shares issued in connection with the Deferred Compensation Agreement described in Note 15 are excluded from the basic earnings per share calculation as required by FASB ASC Topic 710, Compensation.

18. THAILAND MANUFACTURING FACILITY FLOOD

In October 2011, a flood occurred at the Company’s manufacturing facility in Ayutthaya, Thailand. This facility was partially submerged in the flood waters for a period of approximately six weeks, resulting in extensive damage to the facility and the loss of substantially all of its related equipment and inventory. A substantial portion of the operations at the facility are currently suspended.

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

Real and personal property:
Property, plant and equipment	$13
Inventory	6
Incremental costs incurred to restore operations	2

$21

The following table presents a rollforward of the insurance recoverable for the nine months ended September 30, 2012 (in millions of dollars):

Insurance recoverable as of December 31, 2011	$21
Cash advance from insurance carrier	(30)
Incremental costs incurred to restore operations	9

Insurance recoverable as of September 30, 2012	$—

The insurance recoverable of $21 million as of December 31, 2011 is classified within the balance sheet as “Prepaid expenses and other current assets.”

19. OPERATIONS BY REPORTING SEGMENT

Effective September 1, 2012, the Company began operating with two end-customer focused business segments. The Powertrain segment focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. The new organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and will enable the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. The division of the global Federal-Mogul business into two operating segments is expected to enhance management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases. Prior period amounts have been reclassified to conform with the presentation used in this filing.

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

During the third quarter of 2012, the Company adjusted its definition of Operational EBITDA to include the service cost component of its U.S. based funded pension plan. Previously, all components of U.S. based funded pension expense were excluded from Operational EDITDA on a total Company basis. Accordingly, Operational EBTIDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost component of the U.S. based funded pension plan and OPEB curtailment gains or losses. Prior periods have been reclassified to conform with the presentation used in this filing.

Net sales, cost of products sold and gross margin information are as follows:

	Three Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Margin
	2012	2011	2012	2011	2012	2011
	(Millions of Dollars)
Powertrain	$982	$1,089	$(881)	$(945)	$101	$144
Vehicle Components Solutions	725	755	(613)	(635)	112	120
Inter-segment eliminations	(105)	(112)	105	112	—	—

Total Reporting Segment	1,602	1,732	(1,389)	(1,468)	213	264
Corporate	—	—	(1)	(1)	(1)	(1)

Total Company	$1,602	$1,732	$(1,390)	$(1,469)	$212	$263

	Nine Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Margin
	2012	2011	2012	2011	2012	2011
	(Millions of Dollars)
Powertrain	$3,145	$3,286	$(2,756)	$(2,855)	$389	$431
Vehicle Components Solutions	2,229	2,313	(1,870)	(1,899)	359	414
Inter-segment eliminations	(304)	(343)	304	343	—	—

Total Reporting Segment	5,070	5,256	(4,322)	(4,411)	748	845
Corporate	—	—	(5)	(4)	(5)	(4)

Total Company	$5,070	$5,256	$(4,327)	$(4,415)	$743	$841

Operational EBITDA and the reconciliation to net (loss) income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Millions of Dollars)		(Millions of Dollars)
Powertrain	$52	$109	$255	$321
Vehicle Components Solutions	49	52	163	209

Total Operational EBITDA	101	161	418	530

Depreciation and amortization	(72)	(73)	(212)	(212)
Adjustment of assets to fair value	(53)	—	(174)	(3)
OPEB curtailment gain	51	—	51	—
Interest expense, net	(32)	(32)	(96)	(95)
Non-service cost component associated with the U.S. based funded pension plan	(9)	(6)	(26)	(19)
Restructuring expense, net	(5)	(3)	(19)	(4)
Income tax benefit (expense)	8	(9)	27	(40)
Other	—	(2)	(3)	(3)

Net (loss) income	$(11)	$36	$(34)	$154

Total assets are as follows:

	September 30	December 31
	2012	2011
	(Millions of Dollars)
Powertrain	$3,264	$3,061
Vehicle Components Solutions	3,220	3,208

Total Reporting Segment Assets	6,484	6,269
Corporate	415	760

Total Company Assets	$6,899	$7,029

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

Overview

Federal-Mogul Corporation is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) and servicers (“OES”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment (collectively, “OE”), as well as the worldwide aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the nine months ended September 30, 2012, the Company derived 39% of its sales in the United States and 61% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and developing markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

Effective September 1, 2012, the Company began operating with two end-customer focused business segments. The Powertrain (or “PT”) segment focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (or “VCS”) segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. The new organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and will enable the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. The division of the global Federal-Mogul business into two operating segments is expected to enhance management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases. Prior period amounts have been reclassified to conform with the presentation used in this filing.

The PT segment primarily represents the Company’s OE business. About 90% of PT’s revenue is to OEM customers, with the remaining 10% of its revenue being sold directly to VCS for eventual distribution, by VCS, to customers in the independent aftermarket. Discussions about the Company’s PT segment or its OE business should be seen as analogous. The performance of PT is therefore highly correlated to changes in regional OEM light and commercial vehicle production, together with the changes in the mix of technologies (such as between light vehicle gasoline and light vehicle diesel) and changes in demand for non-automotive and industrial applications. These drivers are enhanced by the rate at which the Company gains new programs, which is itself affected by the rate at which the OEM’s make improvements to emissions and fuel economy – some in response to regional regulations.

The VCS segment primarily represents the Company’s aftermarket business. About 75% of VCS’s revenue is to the customer in the independent aftermarket, with a further 10% being into the OES market, essentially, dealer supplied replacement parts – a feature more prevalent in Europe than in North America. The OES market is subject to the same general commercial patterns as the aftermarket business. The remaining 15% of the VCS business is to the OEM’s or tier 1 suppliers to OEM’s. The performance of VCS is therefore highly correlated to the factors that variously influence the different regional replacement parts markets around the world, such as vehicle miles driven, the average age of vehicles on the road, the size of the regional vehicle parcs and levels of consumer confidence. These drivers are enhanced by the relative strength of the aftermarket brands and the breadth of the portfolio offered relative to the changing needs of the local markets.

For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report.

Results of Operations

Consolidated Results – Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

Net sales:

	Three Months Ended September 30
	2012	2011
	(Millions of Dollars)
Powertrain	$982	$1,089
Vehicle Components Solutions	725	755
Inter-segment eliminations	(105)	(112)

Total	$1,602	$1,732

The percentage of net sales by group and region for the three months ended September 30, 2012 and 2011 are listed below. “PT,” represents Powertrain and “VSC” represents Vehicle Components Solutions.

2012	PT	VCS	Total
North America	34%	62%	47%
EMEA	49%	31%	40%
Rest of World	17%	7%	13%

2011
North America	30%	58%	42%
EMEA	53%	34%	45%
Rest of World	17%	8%	13%

Cost of products sold:

	Three Months Ended September 30
	2012	2011
	(Millions of Dollars)
Powertrain	$(881)	$(945)
Vehicle Components Solutions	(613)	(635)
Inter-segment eliminations	105	112

Total Reporting Segment	(1,389)	(1,468)
Corporate	(1)	(1)

Total Company	$(1,390)	$(1,469)

Gross margin:

	Three Months Ended September 30
	2012	2011
	(Millions of Dollars)
Powertrain	$101	$144
Vehicle Components Solutions	112	120

Total Reporting Segment	213	264
Corporate	(1)	(1)

Total Company	$212	$263

The fundamental causes of the drop in sales and margin performance are the U.S. dollar strengthening, primarily against the euro, combined with reductions in virtually all areas of European vehicle production, reductions in demand for European non-automotive and industrial applications, and lower U.S. heavy duty production. Although the U.S. passenger car market grew slightly, this had only a minor mitigating impact on the Company’s sales given that the majority of its OEM sales are to customers outside the U.S. The European passenger car market also underwent a shift in demand away from diesel towards gasoline vehicles. As a result of this change, the diesel share of the passenger car market in Europe moved from 48% in the third quarter of 2011 to 46% in 2012.

Over 70% of the Company’s European OEM business serves the light vehicle diesel and heavy duty markets, and given the generally greater technical complexity of these applications, the margins for these parts are generally higher than those serving light vehicle gasoline market. Therefore, not only were the Company’s sales significantly impacted by the changes in European demand, but its profits bore a disproportionate adverse impact due to those reductions occurring in some of the most profitable applications within those regions.

Net sales decreased by $130 million, or 7.5%, to $1,602 million for the third quarter of 2012 from $1,732 million in the same period of 2011. Approximately 5.5 points of the sales decline reflects the impact of the U.S. dollar strengthening, primarily against the euro, which reduced reported sales by $100 million. Sales volumes decreased by $40 million, the vast majority of which occurred in the PT segment, in Europe. Net favorable customer pricing, mainly the non-recurrence of prior year aftermarket customer incentives, increased Company sales by $10 million.

Cost of products sold decreased by $79 million to $1,390 million for the third quarter of 2012 compared to $1,469 million in the same period of 2011. The impact of the relative strength of the U.S. dollar decreased cost of products sold by $82 million. The Company noted materials and services sourcing savings of $36 million. The reduction in materials, labor and overheads as a direct result of the reduction in sales volume was only $6 million, due to adverse changes in regional and product mix. Furthermore, because reductions in direct labor lagged behind the reductions in manufacturing output, the Company reported unfavorable productivity of $30 million – including labor and benefits inflation.

Gross margin decreased by $51 million, including currency impacts of $18 million, to $212 million, or 13.2% of sales, for the third quarter of 2012 compared to $263 million, or 15.2% of sales, in the same period of 2011. The drop in gross margin as a percent of sales by 2 points mainly reflects the market driven drop in OEM volumes on the more profitable applications within the OE business, combined with reduction in direct labor, lagging behind the reductions in manufacturing output. These elements, when combined with a shift in the mix of aftermarket products away from premium and towards mid-grade products, are reflected as unfavorable external sales volumes / mix impact of $46 million, and unfavorable productivity of $30 million – including year-over-year labor and benefits inflation. These decreases were partially offset by a favorable impact on margin of $36 million from materials and services sourcing savings and $10 million of favorable customer pricing – mainly the non-recurrence of prior year aftermarket customer incentives.

Reporting Segment Results – Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and operational EBITDA for the three months ended September 30, 2012 compared with the three months ended September 30, 2011 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan and OPEB curtailment gains or losses.

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Sales
Three months ended September 30, 2011	$1,089	$755	$(112)	$1,732	$—	$1,732
External sales volumes	(34)	(6)	—	(40)	—	(40)
Inter-segment sales volumes	(5)	(2)	7	—	—	—
Customer pricing	(2)	12	—	10	—	10
Foreign currency	(66)	(34)	—	(100)	—	(100)

Three months ended September 30, 2012	$982	$725	$(105)	$1,602	$—	$1,602

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Cost of Products Sold
Three months ended September 30, 2011	$(945)	$(635)	$112	$(1,468)	$(1)	$(1,469)
External sales volumes / mix	9	(15)	—	(6)	—	(6)
Inter-segment sales volumes / mix	5	2	(7)	—	—	—
Productivity, net of inflation	(21)	(9)	—	(30)	—	(30)
Materials and services sourcing	18	18	—	36	—	36
Depreciation	(2)	(1)	—	(3)	—	(3)
Foreign currency	55	27	—	82	—	82

Three months ended September 30, 2012	$(881)	$(613)	$105	$(1,389)	$(1)	$(1,390)

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Gross Margin
Three months ended September 30, 2011	$144	$120	$—	$264	$(1)	$263
External sales volumes / mix	(25)	(21)	—	(46)	—	(46)
Inter-segment sales volumes / mix	—	—	—	—	—	—
Customer pricing	(2)	12	—	10	—	10
Productivity, net of inflation	(21)	(9)	—	(30)	—	(30)
Materials and services sourcing	18	18	—	36	—	36
Depreciation	(2)	(1)	—	(3)	—	(3)
Foreign currency	(11)	(7)	—	(18)	—	(18)

Three months ended September 30, 2012	$101	$112	$—	$213	$(1)	$(212)

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Operational EBITDA
Three months ended September 30, 2011	$109	$52	$—	$161	$—	$161
External sales volumes / mix	(25)	(21)	—	(46)	—	(46)
Customer pricing	(2)	12	—	10	—	10
Productivity – Cost of products sold	(21)	(9)	—	(30)	—	(30)
Productivity – SG&A	(9)	—	—	(9)	—	(9)
Productivity – Other	2	1	—	3	—	3
Sourcing – Cost of products sold	18	18	—	36	—	36
Sourcing – SG&A	1	—	—	1	—	1
Sourcing – Other	1	—	—	1	—	1
Equity earnings in non-consolidated affiliates	(2)	1	—	(1)	—	(1)
Stock-based compensation expense	(1)	(1)	—	(2)	—	(2)
Foreign currency	(19)	(3)	—	(22)	—	(22)
Other	—	(1)	—	(1)	—	(1)

Three months ended September 30, 2012	$52	$49	$—	$101	$—	$101

Depreciation and amortization						(72)
Adjustment of assets to fair value						(53)
OPEB curtailment gain						51
Interest expense, net						(32)
Non-service cost components associated with the U.S. based funded pension plan						(9)
Restructuring expense, net						(5)
Income tax benefit						8

Net loss						$(11)

Powertrain

Sales decreased by $107 million, or 10%, to $982 million for the third quarter of 2012 from $1,089 million in the same period of 2011. The Powertrain segment generates approximately 70% of its revenue outside the United States and the resulting currency movements decreased reported sales by $66 million. External sales volumes decreased by $34 million, or 3%, due to reductions in virtually all areas of European vehicle production, reductions in demand for European non-automotive and industrial applications, and lower U.S. heavy duty production. Although the U.S. passenger car market grew slightly, this had only a minor mitigating impact on PT’s sales given that the majority of its OEM sales are to customers outside the U.S. The European passenger car market also underwent a shift in demand away from diesel towards gasoline vehicles. As a result of this change, the diesel share of the passenger car market in Europe moved from 48% in the third quarter of 2011 to 46% in 2012. Based on changes in regional production alone, PT’s sales should have declined by around 4%—before considering the shift in mix between diesel and gasoline and the other market factors. New program launches therefore helped to mitigate this impact of the market decline, with PT’s sales ultimately falling by 4%, in constant dollars—with Europe falling by 8%, and North America and ROW essentially flat.

Cost of products sold decreased by $64 million to $881 million for the third quarter of 2012 compared to $945 million in the same period of 2011. This decrease was due to currency movements of $55 million, and materials and services sourcing savings of $18 million. The reduction in materials, labor and overheads as a direct result of the reduction in volume was only $9 million, due to adverse changes in regional and product mix. Furthermore, because reductions in direct labor lagged behind the reductions in manufacturing output, PT reported unfavorable productivity of $21 million – including labor and benefits inflation.

Gross margin decreased by $43 million, including currency movements of $11 million, to $101 million, or 10.3% of sales, for the third quarter of 2012 compared to $144 million, or 13.2% of sales, for the third quarter of 2011. The drop in gross margin as a percent of sales by almost 3 points mainly reflects the loss in OEM volume, at a variable margin level, on the more profitable applications combined with reductions in direct labor, which lagged behind the reductions in manufacturing output. These elements are reflected as unfavorable external sales volumes / mix impact of $25 million and unfavorable productivity of $21 million, respectively including year-over-year labor and benefits inflation. These decreases were partially offset by a favorable impact on margin of $18 million from materials and services sourcing savings.

Operational EBITDA decreased by $57 million, including currency movements of $19 million, to $52 million for the third quarter of 2012 from $109 million in the same period of 2011. The remainder of the decrease was due to the loss of volume, at a variable margin level, on the more profitable applications, combined with reductions in direct labor which lagged behind the reductions in manufacturing output. These elements are reflected as unfavorable external sales volumes / mix impact of $25 million and unfavorable productivity of $28 million, respectively – including year-over-year labor and benefits inflation, and selected increases in SG&A expense. These impacts were partially offset by an $18 million of materials and services sourcing savings.

Vehicle Components Solutions

Sales decreased by $30 million, or 4%, to $725 million for the third quarter of 2012 from $755 million in the same period of 2011, largely due to currency movements of $34 million. Some regional price increases, combined with the non-recurrence of prior year customer incentives offset a minor volume decrease of $6 million. However, although sales increased by 4% in North America, all other regions reflected the general lack of consumer confidence, resulting in a drop in sales of 4% in Europe and 3% in ROW, in constant dollars.

Cost of products sold decreased by $22 million to $613 million for the third quarter of 2012 compared to $635 million in the same period of 2011. This decrease was due to currency movements of $27 million and materials and services sourcing savings of $18 million. These decreases were partially offset by a $15 million increase directly associated with external sales volume and changes in product mix, and unfavorable productivity of $9 million.

Gross margin decreased by $8 million, including currency movements of $7 million, to $112 million, or 15.5% of sales, for the third quarter of 2012 compared to $120 million, or 15.9% of sales, in the same period of 2011. This decrease was due to a shift in the mix of products away from premium and towards mid-grade. This is reflected as net unfavorable external sales volume/mix impact of $21 million. Productivity was unfavorable $9 million. These decreases in gross margin were partially offset by improved materials and services sourcing of $18 million and increased customer pricing of $12 million – including the non-recurrence of prior year customer incentives.

Operational EBITDA decreased by $3 million, including currency movements of $3 million, to $49 million for the third quarter of 2012 from $52 million in the same period of 2011. Essentially, the decreases in the cost of materials and services sourcing of $18 million and net customer price increases of $12 million offset mix changes of $21 million and unfavorable productivity of $9 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $176 million, or 11.0% of net sales, for the third quarter of 2012 as compared to $172 million, or 9.9% of net sales, for the same quarter of 2011.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $45 million for the third quarter of 2012 compared with $42 million for the same period in 2011.

Adjustment of Assets to Fair Value

The Company recognized impairments of $53 million for the three months ended September 30, 2012. This impairment charge is comprised of $33 million of trademarks and brand name impairments, $17 million of PP&E impairments and $3 million of goodwill impairments.

Interest Expense, Net

Net interest expense was $32 million for both the three month periods ended September 30, 2012 and 2011.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended September 30, 2012:

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at June 30, 2012	$6	$2	$8	$—	$8
Provisions	—	1	1	4	5
Payments	(1)	—	(1)	(1)	(2)

Balance at September 30, 2012	$5	$3	$8	$3	$11

Other Expense, Net

Other expense, net was $10 million for the three months ended September 30, 2012 compared to $6 million for the same period of 2011.

Income Taxes

For the three months ended September 30, 2012, the Company recorded an income tax benefit of $8 million on a loss before income taxes of $19 million. This compares to income tax expense of $9 million on income before income taxes of $45 million in the same period of 2011. The income tax benefit for the three months ended September 30, 2012 differs from the U.S. statutory rate due primarily to release of uncertain tax positions due to audit settlements, pre-tax income taxed at rates lower than the U.S. statutory rate, partially offset by pre-tax losses with no tax benefits. The income tax expense for the three months ended September 30, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits.

On August 17, 2012, a 3% surtax levied on dividends and other certain distributions was enacted in France. The Company has decided to use the lower undistributed tax rate, therefore, applicable deferred taxes have not been remeasured or recognized on any additional inside basis differences including prior undistributed earnings. The Company is required to pay additional taxes at the applicable tax rate on all distributions of dividends and the additional taxes will be recorded as income tax expense in the period in which the dividend is declared.

Consolidated Results – Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

Net sales:

	Nine Months Ended September 30
	2012	2011
	(Millions of Dollars)
Powertrain	$3,145	$3,286
Vehicle Components Solutions	2,229	2,313
Inter-segment eliminations	(304)	(343)

Total	$5,070	$5,256

The percentage of net sales by group and region for the nine months ended September 30, 2012 and 2011 are as follows:

	PT	VCS	Total
2012
North America	33%	61%	45%
EMEA	50%	32%	42%
Rest of World	17%	7%	13%

2011
North America	30%	58%	42%
EMEA	54%	35%	46%
Rest of World	16%	7%	12%

Cost of products sold:

	Nine Months Ended September 30
	2012	2011
	(Millions of Dollars)
Powertrain	$(2,756)	$(2,855)
Vehicle Components Solutions	(1,870)	(1,899)
Inter-segment eliminations	304	343

Total Reporting Segment	(4,322)	(4,411)
Corporate	(5)	(4)

Total Company	$(4,327)	$(4,415)

Gross margin:

	Nine Months Ended September 30
	2012	2011
	(Millions of Dollars)
Powertrain	$389	$431
Vehicle Components Solutions	359	414

Total Reporting Segment	748	845
Corporate	(5)	(4)

Total Company	$743	$841

The fundamental causes of the drop in sales and margin performance are the U.S. dollar strengthening, primarily against the euro, combined with a modest increase in global vehicle production. However, in general, European light and commercial vehicle production declined, as did ROW commercial vehicle production. The increases occurred in North American and ROW light vehicle production. Although the Company’s sales were not significantly impacted by the changes in mix of demand, its profits bore a disproportionate adverse impact due to reductions occurring in some of the most profitable applications within the declining regions, and the increases occurring in generally lower margin applications and regions.

Net sales decreased by $186 million, or 3.5%, to $5,070 million for the third quarter of 2012 from $5,256 million in the same period of 2011. Approximately 5 points of sales decline reflects the impact of the U.S. dollar strengthening, primarily against the euro, which reduced reported sales by $258 million. Sales volumes increased by $62 million, the vast majority of which occurred in the PT segment. Net favorable customer pricing increased Company sales by $10 million – mainly the non-recurrence of prior year aftermarket customer incentives in the third quarter.

Cost of products sold decreased by $88 million to $4,327 million for the nine months ended September 30, 2012 compared to $4,415 million in the same period of 2011. The impact of the relative strengthening of the U.S. dollar reduced cost of products sold by $216 million. Savings in the cost of materials and services of $79 million only partially offset increases in material, labor and overheads of $178 million as a result of the increased sales volumes and changes in regional and product mix. Productivity was unfavorable $19 million – including labor and benefits inflation.

Gross margin decreased by $98 million, including $42 million of currency movements, to $743 million, or 14.7% of sales, for the nine months ended September 30, 2012 compared to $841 million, or 16.0% of sales, in the same period of 2011. The favorable impact on margins of new program launches was more than offset by the impact of production volume changes, primarily in Europe, and a shift in mix towards lower margin products, primarily in VCS, resulting in a net $116 million decrease in gross margin. Other factors contributing to the decreased margin were unfavorable productivity of $19 million, partly offset by materials and services sourcing savings of $79 million.

Reporting Segment Results – Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and Operational EBITDA for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan and OPEB curtailment gains or losses.

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Sales
Nine months ended September 30, 2011	$3,286	$2,313	$(343)	$5,256	$—	$5,256
External sales volumes	67	(5)	—	62	—	62
Inter-segment sales volumes	(36)	(3)	39	—	—	—
Customer pricing	(2)	12	—	10	—	10
Foreign currency	(170)	(88)	—	(258)	—	(258)

Nine months ended September 30, 2012	$3,145	$2,229	$(304)	$5,070	$—	$5,070

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Cost of Products Sold
Nine months ended September 30, 2011	$(2,855)	$(1,899)	$343	$(4,411)	$(4)	$(4,415)
External sales volumes / mix	(94)	(84)	—	(178)	—	(178)
Inter-segment sales volumes / mix	36	3	(39)	—	—	—
Productivity, net of inflation	(22)	4	—	(18)	(1)	(19)
Materials and services sourcing	39	40	—	79	—	79
Depreciation	(10)	—	—	(10)	—	(10)
Foreign currency	150	66	—	216	—	216

Nine months ended September 30, 2012	$(2,756)	$(1,870)	$304	$(4,322)	$(5)	$(4,327)

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Gross Margin
Nine months ended September 30, 2011	$431	$414	$—	$845	$(4)	$841
External sales volumes / mix	(27)	(89)	—	(116)	—	(116)
Inter-segment sales volumes / mix	—	—	—	—	—	—
Customer pricing	(2)	12	—	10	—	10
Productivity, net of inflation	(22)	4	—	(18)	(1)	(19)
Materials and services sourcing	39	40	—	79	—	79
Depreciation	(10)	—	—	(10)	—	(10)
Foreign currency	(20)	(22)	—	(42)	—	(42)

Nine months ended September 30, 2012	$389	$359	$—	$748	$(5)	$743

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Operational EBITDA
Nine months ended September 30, 2011	$321	$209	$—	$530	$—	$530
External sales volumes / mix	(27)	(89)	—	(116)	—	(116)
Customer pricing	(2)	12	—	10	—	10
Productivity – Cost of products sold	(22)	4	—	(18)	—	(18)
Productivity – SG&A	(25)	(8)	—	(33)	—	(33)
Productivity – Other	4	—	—	4	—	4
Sourcing – Cost of products sold	39	40	—	79	—	79
Sourcing – SG&A	2	1	—	3	—	3
Sourcing – Other	3	(1)	—	2	—	2
Equity earnings of non-consolidated affiliates	(3)	5	—	2	—	2
Foreign currency	(27)	(14)	—	(41)	—	(41)
Other	(8)	4	—	(4)	—	(4)

Nine months ended September 30, 2012	$255	$163	$—	$418	$—	$418

Depreciation and amortization						(212)
Adjustment of assets to fair value						(174)
Interest expense, net						(96)
OPEB curtailment gain						51
Non-service cost component associated with the U.S. based funded pension plan						(26)
Income tax benefit						27
Restructuring expense, net						(19)
Other						(3)

Net loss						$(34)

Powertrain

Sales decreased by $141 million to $3,145 million for the nine months ended September 30, 2012 from $3,286 million in the same period of 2011. The Powertrain segment generated approximately 70% of its revenue outside the United States and the resulting currency movements decreased reported sales by $170 million. A decrease in inter-segment sales volumes caused a $36 million decrease in sales, largely as a result of the non-recurrence of prior year inventory build for VCS, offset by an increase in external sales volumes of $67 million, or 2%. Based on changes in regional production alone, PT’s sales should have increased by around 2% before considering the adverse impacts of shift in mix between diesel and gasoline and the other market factors. These adverse factors have been offset by new program launches resulting in the expected 2% growth in PT’s sales, in constant dollars—with Europe falling by 2%, North America increasing by 6% and ROW increasing by 10%.

Cost of products sold decreased by $99 million to $2,756 million for the nine months ended September 30, 2012 compared to $2,855 million in the same period of 2011. This was due to favorable currency movements of $150 million, materials and services sourcing savings of $39 million, and a decrease in inter-segment sales volumes / mix of $36 million. These decreases were partially offset by an increase in materials, labor and overheads of $94 million as a result of the increased sales volumes and changes in regional and product mix. Productivity was an unfavorable $22 million.

Gross margin decreased by $42 million, including $20 million of currency movements, to $389 million, or 12.4% of sales, for the nine months ended September 30, 2012 compared to $431 million, or 13.1% of sales, for the same period of 2011. There were materials and services sourcing savings of $39 million, which were more than offset by a $27 million decrease from external sales volumes combined with unfavorable mix, unfavorable productivity of $22 million and depreciation of $10 million.

Operational EBITDA decreased by $66 million, including $27 million of currency movements, to $255 million for the nine months ended September 30, 2012 from $321 million in the same period of 2011. This decrease was caused by unfavorable productivity of $43 million, net unfavorable external sales volumes / mix of $27 million, partially offset by materials and services sourcing savings of $44 million.

Vehicle Components Solutions

Sales decreased by $84 million to $2,229 million for the nine months ended September 30, 2012, from $2,313 million in the same period of 2011. Essentially, customer pricing of $12 million, largely the non-recurrence of prior year customer incentives, offset a modest sales reduction of $5 million. Although sales were flat globally, in constant dollars, a 2% increase in North America and a 6% increase in ROW were offset by a 4% decline in Europe where the general economy remains weak.

Cost of products sold decreased by $29 million to $1,870 million for the nine months ended September 30, 2012 compared to $1,899 million in the same period of 2011. This decrease reflects a significant shift in the mix of products away from premium and towards mid-grade products in North America, as well as softness in certain key European markets. This is reflected as volumes / mix of $84 million and is partly offset by currency movements of $66 million, and materials and services sourcing savings of $40 million.

Gross margin decreased by $55 million to $359 million, or 16.1% of sales, for the nine months ended September 30, 2012 compared to $414 million, or 17.9% of sales, in the same period of 2011. This decrease was due to a significant shift in the mix of products away from premium and towards mid-grade products in North America, as well as softness in certain key European markets, which decreased gross margin by $89 million and currency movements of $22 million, partially offset by materials and services sourcing savings of $40 million, and increases in customer pricing of $12 million – largely the non-recurrence of prior year customer incentives.

Operational EBITDA decreased by $46 million to $163 million for the nine months ended September 30, 2012 from $209 million in the same period of 2011. This decrease was due to the impact of a significant shift in the mix of products away from premium and towards mid-grade products in North America, as well as softness in certain key European markets of $89 million, currency movements of $14 million, partially offset by materials and services sourcing savings of $40 million, and customer pricing increases of $12 million – largely the non-recurrence of prior year customer incentives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $539 million, or 10.6% of net sales, for the nine months ended September 30, 2012 as compared to $522 million, or 9.9% of net sales, for the same period of 2011. This $17 million increase was due to increased costs, inclusive of labor and benefits inflation, of $33 million, divestitures and acquisition costs of $5 million, and $2 million of other individually immaterial items, partially offset by currency movements of $19 million, materials and services sourcing savings of $3 million, and $1 million of other immaterial items.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $133 million for the nine months ended September 30, 2012 compared with $129 million for the same period in 2011.

Adjustment of Assets to Fair Value

The Company recognized impairments of $174 million and $3 million for the nine months ended September 30, 2012 and 2011, respectively. The 2012 impairment charge is comprised of $95 million of goodwill impairments, $46 million of trademarks and brand name impairments, and $33 million of PP&E impairments.

Interest Expense, Net

Net interest expense was $96 million for the nine months ended September 30, 2012 compared to $95 million for the comparable period of 2011.

Restructuring Activities

The following is a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the nine months ended September 30, 2012:

	PT	VCS	Total Reporting Segment	Corporate	Total Company
		(Millions of Dollars)
Balance at December 31, 2011	$6	$1	$7	$1	$8
Provisions	2	4	6	—	6
Payments	(2)	(4)	(6)	(1)	(7)

Balance at March 31, 2012	6	1	7	—	7
Provisions	1	7	8	—	8
Payments	(1)	(1)	(2)	—	(2)
Reclassification to pension liability	—	(5)	(5)	—	(5)

Balance at June 30, 2012	6	2	8	—	8
Provisions	—	1	1	4	5
Payments	(1)	—	(1)	(1)	(2)

Balance at September 30, 2012	$5	$3	$8	$3	$11

Other Expense, Net

Other expense, net was $19 million for the nine months ended September 30, 2012 and $14 million for the same period in 2011.

Income Taxes

For the nine months ended September 30, 2012, the Company recorded an income tax benefit of $27 million on loss before income taxes of $61 million. This compares to income tax expense of $40 million on income before income taxes of $194 million in the same period of 2011. The income tax benefit for the nine months ended September 30, 2012 differs from the US statutory rate primarily due to release of uncertain tax positions due to audit settlements, valuation allowance release in Germany, a tax benefit recorded related to a special economic zone tax incentive in Poland and pre-tax income taxed at rates lower than the U.S. statutory rate partially offset by pre-tax losses with no tax benefit. The income tax expense for the nine months ended September 30, 2011 differs from statutory rates due primarily to pre-tax income taxed at rates lower than the US statutory tax rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and release of uncertain tax positions due to audit settlements, partially offset by pre-tax losses with no tax benefits.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent adjusted historical financial results; historical taxable income; projected future taxable income; the expected timing of the reversals of existing temporary differences; and tax planning strategies. Based upon this assessment, the Company has concluded based on available evidence that the deferred tax assets in Germany are more likely than not to be realized. Based upon this conclusion, a valuation allowance was reversed during the three months ended June 30, 2012. The portion which is expected to be realized through current year ordinary income is included in the annual effective rate and the remaining portion which relates to the anticipated realization in future years is recognized as a discrete event.

On August 17, 2012, a 3% surtax levied on dividends and other certain distributions was enacted in France. The Company has decided to use the lower undistributed tax rate, therefore, applicable deferred taxes have not been remeasured or recognized on any additional inside basis differences including prior undistributed earnings. The Company is required to pay additional taxes at the applicable tax rate on all distributions of dividends and the additional taxes will be recorded as income tax expense in the period in which the dividend is declared.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 13 of the consolidated financial statements, “Commitments and Contingencies.”

Liquidity and Capital Resources

Cash Flow

Cash flow used by operating activities was $76 million for the nine months ended September 30, 2012 compared to cash flow provided from operating activities of $124 million for the comparable period of 2011. The $200 million year-over-year decrease is primarily attributable to a $112 million decrease in Operational EBITDA and a $94 million increase in working capital outflow. The increase in working capital outflow is comprised of a $124 million increase in accounts receivable outflow due to extended aftermarket customer terms, and a $73 million decrease in accounts payable inflow, partially offset by $103 million decrease in inventory outflow.

Cash flow used by investing activities was $327 million for the nine months ended September 30, 2012 compared to $282 million for the comparable period of 2011. Capital expenditures of $296 million and $282 million for the nine months ended September 30, 2012 and 2011, respectively, were required to support future sales growth and productivity improvements.

In June 2012, Company entered into a definitive agreement to purchase the BERU spark plug business form BorgWarner, Inc. The purchase was completed in September 2012 for $52 million.

Cash flow used by financing activities was $26 million for the nine months ended September 30, 2012 compared to $6 million for the comparable period of 2011. This $20 million increase in cash flow usage was primarily due to a $18 million flow change associated with short-term debt borrowings.

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

Other Liquidity and Capital Resource Items

The Company received $30 million in insurance proceeds directly associated with the Thailand manufacturing facility flood during the nine months ended September 30, 2012. See Note 18 for further details.

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, India, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $257 million and $228 million at September 30, 2012 and December 31, 2011, respectively. Dividends received from non-consolidated affiliates by the Company during the nine months ended September 30, 2012 and 2011 were $2 million and $14 million, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey. This joint venture was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to OE and aftermarket customers. Pursuant to the joint venture agreement, the Company’s partner holds an option to put its shares to a subsidiary of the Company at the higher of the current fair value or at a guaranteed minimum amount. The term of the contingent guarantee is indefinite, consistent with the terms of the joint venture agreement. However, the contingent guarantee would not survive termination of the joint venture agreement. The guaranteed minimum amount represents a contingent guarantee of the initial investment of the joint venture partner and can be exercised at the discretion of the partner. As of September 30, 2012, the total amount of the contingent guarantee, were all triggering events to occur, approximated $59 million. The Company believes that this contingent guarantee is substantially less than the estimated current fair value of the joint venture partner’s interest in the affiliate. As such, the contingent guarantee does not give rise to a contingent liability and, as a result, no amount is recorded for this guarantee. If this put option were exercised, the consideration paid and net assets acquired would be accounted for in accordance with business combination accounting guidance. Any value in excess of the guaranteed minimum amount of the put option would be the subject of negotiation between the Company and its joint venture partner.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $187 million and $203 million as of September 30, 2012 and December 31, 2011, respectively. Of those gross amounts, $187 million and $202 million, respectively, qualify as sales as defined in ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable, however, as of both September 30, 2012 and December 31, 2011, the Company had drawn all such cash. Proceeds from the transfers of accounts receivable qualifying as sales were $1,111 million and $1,335 million for the nine months ended September 30, 2012 and 2011, respectively.

For the three months ended September 30, 2012, expenses associated with transfers of receivables were $1 million and $2 million, respectively. For the nine months ended September 30, 2011, such expenses were $5 million and $7 million, respectively. These expenses were recorded in the consolidated statements of operations within “Other expense, net.”

Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $19 million and $23 million as of September 30, 2012 and December 31, 2011, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

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

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the nine months ended September 30, 2012, the Company derived 39% of its sales in the United States and 61% internationally. Of these international sales, 56% are denominated in the euro, with no other single currency representing more than 1%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the nine months ended September 30, 2012 would have increased “Net loss attributable to Federal-Mogul” by approximately $6 million.

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

As of September 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of September 30, 2012, the Company’s management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal three and nine month periods ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2012.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 13, that is included in Part I of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as noted below, there were no material changes in the risk factors previously disclosed in Item 1A, Risk Factors, in the Company’s 2011 Annual Report on Form 10-K as filed on February 28, 2012.

The Company’s actions to separate its business into two divisions may result in additional costs: As previously disclosed, the Company is separating its business into two separate business divisions. One division will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers (“Powertrain” or “PT”), while the other will consist of the Company’s global aftermarket as well as its brake, chassis and wipers businesses (“Vehicle Components Solutions” or “VCS”). The Company has initiated several actions in connection with the creation of these two operating divisions, including the hiring of a Chief Executive Officer for VCS and the identification of facilities that will be managed by each division. This separation may result in additional costs and expenses both during and after separation. No assurance can be given that the separation of the business into these two divisions will not have a material adverse impact on the Company’s profitability and consolidated financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification by Rainer Jueckstock, Co-Chief Executive Officer, Federal-Mogul Corporation, and Chief Executive Officer, Powertrain, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Michael Broderick, Co-Chief Executive Officer, Federal-Mogul Corporation, and Chief Executive Officer, Vehicle Components Solutions, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3	Certification by Alan J. Haughie, Chief Financial Officer, Federal-Mogul Corporation, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

101	Financial statements from the quarterly report on Form 10-Q of Federal-Mogul Corporation for the quarter ended September 30, 2012, filed on October 29, 2012, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive (Loss) Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows: and (v) the Notes to the Consolidated Financial Statements furnished herewith.

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

Dated: October 29, 2012