Form 10-K
period 2012-12-31
FEDERAL MOGUL CORP
filed 2013-02-28
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $248 million as of June 30, 2012 based on the reported last sale price as reported on the NASDAQ Global Select Market on that date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The Registrant had 98,904,500 shares of common stock outstanding as of February 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

PART I

ITEM 1. BUSINESS

Business Overview

Federal-Mogul Corporation (the “Company”) is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base. Federal-Mogul is a leading technology supplier and a market share leader in several product categories. As of December 31, 2012, the Company had current OEM products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. The Company offers premium brands, OE replacement and entry/mid level products for all aftermarket customers. Therefore, the Company can be first to the aftermarket with new products, service expertise and customer support. This broad range of vehicle and powertrain applications reinforces the Company’s belief in its unique market position.

Effective September 1, 2012, the Company began operating with two end-customer focused business segments. The Powertrain (or “PT”) segment focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (or “VCS”) segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. The new organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. The division of the global Federal-Mogul business into two operating segments is expected to enhance management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases. Prior period amounts have been reclassified to conform to the presentation used in this filing.

PT offers its customers a diverse array of market-leading products for OE applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, plus element resistant systems protection sleeving products, acoustic shielding and flexible heat shields. VCS offers powertrain products manufactured by PT, distributed through globally-recognized aftermarket brands to the independent aftermarket and also offers brake disc pads, brake linings, brake blocks, brake system components, chassis products, wipers, and other products lines to OEM, OES and aftermarket customers.

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

	Net Sales			Net PP&E
	Year Ended December 31			December 31
	2012	2011	2010	2012	2011
United States	39%	36%	39%	29%	29%
Mexico	5%	4%	4%	6%	7%
Canada	2%	2%	2%	—	—

Total North America	46%	42%	45%	35%	36%
Germany	17%	19%	17%	20%	21%
France	7%	8%	8%	5%	4%
Italy	4%	4%	4%	4%	4%
United Kingdom	4%	4%	4%	4%	4%
Belgium	4%	4%	4%	1%	1%
Other EMEA	6%	4%	4%	14%	10%

Total EMEA	42%	43%	41%	48%	44%
China	4%	4%	3%	6%	7%
India	3%	4%	3%	7%	6%
South America	2%	2%	2%	2%	2%
Other	3%	5%	6%	2%	5%

Total Rest of World	12%	15%	14%	17%	20%

	100%	100%	100%	100%	100%

The following table sets forth net sales by reporting segment as a percentage of total net sales:

	Year Ended December 31
	2012	2011	2010
Net sales by reporting segment:
Powertrain	56%	57%	52%
Vehicle Components Solutions	44%	43%	48%

	100%	100%	100%

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

Each of the Company’s business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $179 million, $172 million and $156 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Joint Ventures and Other Strategic Alliances. The Company forms joint ventures and strategic alliances to gain share in emerging markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations, and broaden its customer base. The Company believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian and other OEs operating in BRIC growth markets. The Company is currently involved in 29 joint ventures located in 13 different countries throughout the world, including China, India, Korea, Russia, Turkey and the United States. Of these joint ventures, the Company maintains a controlling interest in 17 entities and, accordingly, the financial results of these entities are included in the Consolidated Financial Statements of the Company. The Company has a non-controlling interest in 11 of its joint ventures, of which 7 are accounted for under the equity method and 4 are accounted for under the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy.

Net sales for the Company’s 17 consolidated joint ventures were approximately 9%, 9% and 8% of consolidated net sales for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s investments in non-consolidated joint ventures totaled $240 million and $228 million as of December 31, 2012 and 2011, respectively, and the equity in earnings of such affiliates amounted to $34 million, $37 million and $32 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Acquisition. In June 2012, the Company entered into a definitive agreement to purchase the BERU spark plug business from BorgWarner, Inc. These spark plugs are manufactured in France and Germany and are sold to European original equipment manufacturers. The purchase closed at the end of September 2012 for $52 million, net of cash acquired. The Company has performed a preliminary allocation of the purchase price in accordance with the

Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company has preliminarily recorded $22 million of definite-lived intangible assets (primarily customer relationships) and $1 million of indefinite-lived intangible assets (trademarks) associated with this acquisition.

Restructuring Activities. The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to best cost markets.

In June 2012, the Company announced a restructuring plan (“Restructuring 2012”) to reduce or eliminate capacity at several high cost VCS facilities and transfer production to lower cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection with Restructuring 2012, the Company expects to incur restructuring charges totaling approximately $15 million. During the year ended December 31, 2012, the Company recorded $11 million in restructuring expenses for Restructuring 2012, all of which were employee costs. The Company expects to incur an additional $4 million in restructuring expenses for Restructuring 2012, comprised of $1 million in employee costs and $3 million in facility closure costs.

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. The Company’s global workforce of 45,000 employees as of December 31, 2012 is approximately 1,700 positions less than the workforce as of September 30, 2008 due to Restructuring 2009 actions, partially offset by subsequent rehiring of employees as production volumes increased in 2010 and 2011. During 2012, the Company recorded $1 million in facility closure costs and $(1) million in employee cost reversals associated with Restructuring 2009. During 2011, the Company recorded $3 million in facility closure costs, $1 million in employee costs and $(4) million in employee cost reversals associated with Restructuring 2009. During 2010, the Company recorded $5 million in facility closure costs, $3 million in employee costs and $(8) million in employee cost reversals associated with Restructuring 2009.

During the years ended December 31, 2012, 2011 and 2010, the Company recorded $14 million, $5 million and $8 million, respectively, in net restructuring expenses outside of Restructuring 2009 and Restructuring 2012. The Company recorded $14 million in employee costs related to other restructuring activities during 2012. The Company recorded $3 million in employee costs and $2 million in facility closure costs related to other restructuring activities during 2011. The Company recorded $7 million in employee costs and $1 million in facility closure costs related to other restructuring activities during 2010.

The Company’s restructuring activities are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 to the Consolidated Financial Statements, included in Item 8 of this report.

The Company’s Products

The following provides an overview of products manufactured and distributed by the Company’s reporting segments.

Powertrain. The PT segment primarily represents the Company’s OEM business. About 90% of PT’s revenue is to OEM customers, with the remaining 10% of its revenue being sold directly to the Company’s VCS segment for eventual distribution, by VCS, to customers in the independent aftermarket.

PT operates 78 manufacturing sites in 18 countries, serving a large number of major automotive, heavy-duty, marine and industrial customers worldwide. Powertrain derived 33% of its 2012 OE sales in North America, 50% in EMEA and 17% in the rest of the world (“Rest of World” or “ROW”).

Federal-Mogul is one of the world’s leading powertrain component and assembly providers. Comprehensive design capability and an extensive product portfolio enable effective delivery of a broad range of engine, transmission and driveline components as well as engineered solutions to improve fuel economy, reduce emissions or enhance vehicle performance and durability. Products in this segment include pistons, piston rings, piston pins, cylinder liners, valve seats and guides, engine bearings, industrial bearings, bushings and washers, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, element resistant systems protection sleeving products, flexible heat shields, sintered engine and transmission components, fuel pumps, lighting products and metallic filters. PT products are used in automotive, motorcycle, light truck, heavy-duty, industrial, commercial equipment (construction, agricultural, power generation, marine and railway), aerospace, and small air-cooled engine applications.

The following provides a description of the various products manufactured by PT:

Product	Description

Pistons	The main task of the piston is to compress the air and fuel mixture in advance of ignition. Following combustion, the piston relays the combustion energy into mechanical energy. In this process, substantial pressures are exerted on the piston, imposing high demands on it in terms of rigidity and temperature resistance. Product offerings include Monosteel and DuraBowl pistons, winners of the 2006 and 2010 PACE awards, respectively.

Piston Rings	The three main tasks of piston rings in internal combustion engines include: (1) sealing the combustion chamber, (2) supporting heat transfer from the piston to the cylinder wall, and (3) regulating lubrication and oil consumption. Products include GDC and LKZ Rings, winners of the 2007 and 2011 PACE awards, respectively.

Piston Pins	Piston pins attach the piston to the end of the connecting rod, allowing the piston to pivot in each cycle of the engine and following the revolution of the crankshaft.

Cylinder Liners	Cylinder liners, or sleeves are specially engineered where surfaces formed within the engine block, working in tandem with the piston and ring, as the chamber in which the thermal energy of the combustion process is converted into mechanical energy.

Valve Seats and Guides	Federal-Mogul designs and manufactures a wide variety of powdered metal inserts used in engines and general industrial applications, which are specially designed to meet customer requirements for extreme hardness.

Engine Bearings

Engine bearings provide an intermediate surface between the connecting rod and crankshaft and between the crankshaft and engine block. Their purpose is to facilitate the conversion of combustion energy into mechanical energy by allowing low-friction movement of the connecting rods and crankshaft when absorbing the power created in the combustion chamber. They operate principally under hydrodynamic lubrication conditions.

The Company’s bearing product line includes lead-free aluminum engine bearings commonly used in gasoline engines and bronze bearings used in highly-loaded compression engines such as diesel or gasoline turbocharged models. The Company’s portfolio includes a full range of lead-free solutions developed to meet EU requirements and covers a range of electroplated and sputter coated bearings. These extremely high performance materials support the downsizing of engines and consequent improved fuel economy and CO2 reduction. The

Company’s product range also includes innovative polymer coated bearings (IROX™) for automotive engines. These bearings have a special polymer coated shell that helps to withstand high reciprocating mechanical loads produced by heavily boosted engines. The innovative IROX bearing coating with embedded dry lubricant design enables these bearings to operate in low lubrication conditions found in hybrid or start-stop engines.

Industrial Bearings	Sold under the Deva®, Glycodur®, Metafram® and Metagliss® brands, industrial bearings are primarily dedicated to applications operating in mixed or low lubrication conditions. Applications are mainly diverse industrial motors or converters and include wind turbines and hydroelectric power generation equipment.

Bushings and Washers	Bushings and washers are used in engines and transmissions to ensure low friction rotation or oscillation of shafts. They are made of bronze, aluminum or polymer material.

Ignition	Ignition products include spark plugs, glow plugs, ignition coils and accessories for automotive commercial and industrial applications.

Dynamic Seals	Dynamic seals are used between a housing or body structure and rotating or moving shafts to contain lubricants, fluids and pressure inside the housing, while keeping out dust and other contaminates. There are numerous areas of application including engine crankshaft, transmission driveshaft, pinion and axle, and wheel seals.

Bonded Piston Seals	Bonded piston seals use hydraulic pressure in transmissions to facilitate gearshift. These products are used in automatic, dual clutch transmissions and continuously variable transmissions.

Combustion and Exhaust Gaskets	Combustion and exhaust gaskets are used between two surfaces to contain gas and pressure produced from combustion. These gaskets are primarily used on internal combustion engine applications including cylinder head, exhaust manifold, exhaust takedown, exhaust gas recirculation and turbocharger gaskets.

Static Gaskets and Seals	Static gaskets and seals create a barrier between two surfaces to contain fluids, pressure and gases while keeping out dust and other contaminants. There are numerous areas of application including engine covers, oil pans, intake manifolds, transmission covers and differential covers.

Rigid Heat Shields	Rigid heat shields are designed to provide a heat and sound barrier to emitting components. These products cover a full range of application on a vehicle from engine to tailpipe.

Element Resistant Sleeving

Element resistant sleeving products provide protection of wires, hoses, sensors, and mechanical components and assemblies from heat, electro-magnetic interference, dirt, vibration and moisture. Element resistant sleeving products include:

•   automotive wire harnesses and hoses;

•   abrasion protection and wire management of cable assemblies;

•   dielectric protection of electrical leads;

•   thermal and mechanical protection of hose assemblies; and

•   acoustic insulating and sound-dampening materials.

Flexible Heat Shields	Flexible heat shields are designed to provide a heat barrier and for thermal management usually in the engine compartment.

Sintered Engine and Transmission Components	Federal-Mogul designs and manufactures a wide variety of powdered metal inserts used in engines and transmissions, which are specially designed to meet particular customer requirements.

Fuel Pumps	Components in the fuel delivery system include mechanical fuel pumps, electric pump sets and modular design applications.

Lighting	Automotive lighting products include power and lighting systems, and interior and exterior lighting components.

Metallic Filters	Used in several industries (chemical, nuclear, water and air treatment, and food and beverage), these filters are specially designed to meet particular customer requirements.

Vehicle Components Solutions. VCS primarily represents the Company’s aftermarket business. About 75% of VCS’s revenue is to customers in the independent aftermarket, with the remaining 25% sold to the OE/OES market. VCS operates 32 wholly owned manufacturing sites in 15 countries and 15 distribution centers in 10 countries. VCS derived 61% of its sales through North America, 32% in EMEA and 7% in Rest of World.

VCS sells products manufactured by the VCS and Powertrain segments, as well as certain products purchased from outside suppliers, into the independent automotive, heavy-duty and specialty replacement markets. Through global market insight, supply chain expertise, and brand and product line management, aftermarket customers worldwide benefit from the Company’s extensive OE technology and manufacturing expertise. Federal-Mogul markets a broad portfolio of leading brands and products that are designed to solve a problem, facilitate installation and improve safety, durability and vehicle performance. This portfolio is organized into product categories that provide comprehensive vehicle solutions. The following provides a description of the aftermarket products sold by the VCS segment:

Category	Product Lines	Brand Names

Braking Solutions	Disc Pads Hydraulic Parts Linings Rotors & Drums Brake Hardware	Abex®; Beral®; Ferodo®; Necto®; ThermoQuiet®; Wagner®

Chassis Solutions	Chassis Driveline Hub Assemblies Anti Friction Bearings	MOOG®; National®

Sealing Solutions	Gaskets Seals	Fel-Pro®; Goetze®; National®; Payen®

Engine and Service Solutions	Engine Parts Fuel Delivery Products	AE®; Carter®; FP Diesel®; Glyco®; Goetze®; Nural®; Sealed Power®

	Wipers Ignition Products Lighting	ANCO®; Champion®; Wagner®

VCS manufactures braking, chassis, sealing and wiper products which are sold both to aftermarket and to OE / OES customers. The following provides a description of the products manufactured by VCS:

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

•      backplate, to support and locate the friction material in the caliper; and

•      shim, which is a rubber/metal laminate developed to suppress noise.

Commercial Vehicle Disc Pads	Commercial vehicle disc brake pads are a growing segment of the friction market, superseding drum brakes on trucks, buses, tractor units and trailers. The basic construction of a commercial vehicle disc pad is the same as a light vehicle disc pad.

Railway Disc Pads	Railway disc pads are produced in single pad or paired pad format. Federal-Mogul produces sintered metal pads for railway applications.

Light Vehicle Drum Brake Linings	Drum brake linings are friction material affixed to a brake shoe and fitted on the rear service brake, rear parking brake and/or transmission brake application.

Commercial Vehicle Full Length Linings	Full length linings are the commercial vehicle equivalent of light vehicle drum brake linings.

Commercial Vehicle Half Blocks	Half blocks are segments of friction material made to be riveted onto drum brake shoes. They are used on heavier vehicle applications where discs are not used.

Railway Brake Blocks	Railway brake blocks work by acting on the circumference of the wheel. They are lighter and quieter in operation than cast iron blocks. However, friction performance is designed to replicate that of cast iron blocks.

Chassis	Chassis parts include ball joints, tie rod ends, sway bar links, idler arms, and pitman arms. These components affect vehicle steering and vehicle ride quality.

Combustion and Exhaust Gaskets	Combustion and exhaust gaskets are used between two surfaces to contain gas and pressure produced from combustion. These gaskets are primarily used on internal combustion engine applications including cylinder head, exhaust manifold, exhaust takedown, exhaust gas recirculation and turbocharger gaskets.

Static Gaskets and Seals	Static gaskets and seals create a barrier between two surfaces to contain fluids, pressure and gases while keeping out dust and other contaminants. There are numerous areas of application including engine covers, oil pans, intake manifolds, transmission covers and differential covers.

Wipers	Windshield wiper parts include conventional and profile style wiper blades, blade refills and wiper arms.

Reporting Segment Financial Information. The following tables summarize net sales, cost of products sold, gross margin and total assets for each reporting segment. For additional information related to the Company’s reporting segments, refer to Note 22 to the Consolidated Financial Statements, included in Item 8 of this report.

Net sales:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Powertrain	$4,118	$4,316	$3,660
Vehicle Components Solutions	2,937	3,033	2,992
Inter-segment eliminations	(391)	(439)	(433)

Total	$6,664	$6,910	$6,219

Cost of products sold:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Powertrain	$(3,662)	$(3,747)	$(3,191)
Vehicle Components Solutions	(2,475)	(2,509)	(2,448)
Inter-segment eliminations	391	439	433

Total Reporting Segment	(5,746)	(5,817)	(5,206)
Corporate	(7)	(5)	(6)

Total Company	$(5,753)	$(5,822)	$(5,212)

Gross margin:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Powertrain	$456	$569	$469
Vehicle Components Solutions	462	524	544

Total Reporting Segment	918	1,093	1,013
Corporate	(7)	(5)	(6)

Total Company	$911	$1,088	$1,007

Total assets:

	December 31
	2012	2011
	(Millions of Dollars)
Powertrain	$3,168	$3,061
Vehicle Components Solutions	3,242	3,208

Total Reporting Segment	6,410	6,269
Corporate	517	760

Total Company Assets	$6,927	$7,029

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

There are currently several significant trends that are impacting the OE market, including the following:

•

Global Production – The global light and commercial vehicle production in the developed markets experienced a decline in Europe and growth in North America in 2012. In total, the number of vehicles produced during 2012 was 20.2 million in the Americas, 21.4 million in Europe, the Middle East and Africa (“EMEA”) and 42.1 million in Asia, compared to 2011 vehicle production of 18 million, 23 million and 38.4 million in the Americas, EMEA and Asia, respectively. While global OE production increased at a moderate pace, the demand for parts, including products produced by the Company remained flat during 2012 due to the Company’s regional dependence in the developed markets.

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

•

Vehicle Usage Trends – The overall usage of the vehicle fleet, typically measured in number of miles driven, has historically increased year over year in most global markets. That increase in usage of the fleet causes vehicle parts to wear out faster, requiring more frequent replacement. In the last few years, however, that market demand tailwind has tapered off as vehicle usage has slowed in the more established regional markets.

•

Increase in Average Age of Vehicles – The average age of vehicles on the road has increased over the past few years. Should the average age of the vehicle fleet continue to rise over the long term, this increase in vehicles requiring maintenance and repair will increase the demand for aftermarket replacement parts.

•

Vehicle Complexity – Today’s vehicles are more complex in design, features, and integration of mechanical and electrical products. Ever increasing complexity adversely impacts the demand for replacement parts through the traditional independent aftermarket, as certain repairs can be too complex for some independent repair shops, which forces owners back to the dealer network for these types of services.

•

Extended Automotive Part Product Life and New Car Warranties – The average useful lives of automotive parts, both OE and aftermarket, have been steadily increasing due to innovations in product technology and manufacturing. Longer product lives and improved durability results in vehicle owners replacing parts on their vehicles less frequently.

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

The Company’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of the Company’s product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability are central to the success of the Company’s Global VCS operations.

No individual customer accounted for more than 6% of the Company’s direct sales during 2012.

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

•

Powertrain – Primary competitors include Aisin, Art Metal, BinZou, Bleistahl, Bosch, Daido, Dana/Reinz, Delfingen, Denso, DongYang, ElringKlinger, Freudenberg, General Electric, GKN, Hella, Hitachi-Automotive, Honeywell, Kolbenschmidt, Mahle, Miba, NGK, NOK, NPR, Osram, Pall, Riken, Sinteron, Stanley and TPR.

•

Vehicle Components Solutions – Primary competitors include AC Delco, Affinia, Akebono, Airtex, Bosch, Contitech, Dana/Reinz, Delfingen, Delphi, Denso, ElringKlinger, Freudenberg, Galfer, General Electric, Hella, Honeywell, Mahle, Nisshinbo/TMD, NOK, Osram, Pall, SKF, Stanley, Stemco, Sylvania, Timken, TMD, Trico, TRW and Valeo.

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

The Company’s Raw Materials and Suppliers

The Company purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. The Company also purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2012, no outside supplier of the Company provided products that accounted for more than 2% of the Company’s annual purchases.

Insight Portfolio Group LLC (formally known as Icahn Sourcing, LLC)

Icahn Sourcing, LLC (“Icahn Sourcing”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises was a member of the buying group in 2012. Prior to December 31, 2012 Icahn Enterprises did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.

In December, 2012, Icahn Sourcing advised the Company that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including CVR, Tropicana, ARI, Viskase PSC Metals and WPH also acquired minority equity interests in Icahn Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses in 2013.

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

The Company’s Employee Relations

The Company had approximately 45,000 employees as of December 31, 2012.

Various unions represent approximately 36% of the Company’s U.S. hourly employees and approximately 70% of the Company’s non-U.S. hourly employees. With the exception of two facilities in the U.S., most of the Company’s unionized manufacturing facilities have their own contracts with their own expiration dates and, as a result, no contract expiration date affects more than one facility.

An unprecedented downturn in the global automotive industry and global financial markets led the Company to announce, in September and December 2008, certain restructuring actions, herein referred to as “Restructuring 2009,” designed to improve operating performance and respond to increasingly challenging conditions in the global automotive market. The Company’s global workforce as of December 31, 2012 is approximately 1,700 positions less than the workforce as of September 30, 2008 due to Restructuring 2009 actions, partially offset by subsequent rehiring of employees as production volumes increased in 2010 and 2011.

Impact of Environmental Regulations on the Company

The Company’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company’s financial position or cash flows in 2012 and are not expected to have a material impact on the Company’s financial position or cash flows in 2013.

The Company’s Intellectual Property

The Company holds in excess of 5,700 patents and patent applications on a worldwide basis, of which more than 1,100 have been filed in the United States. Of the approximately 5,700 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to the Company.

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

The Company also maintains more than 6,400 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by the Company or are licensed to third parties.

Interests Held by an Entity Controlled by Mr. Carl C. Icahn

An entity indirectly owned and controlled by Mr. Icahn filed a Schedule 13D and amendments therein with the Securities and Exchange Commission indicating that such entity has a beneficial interest of approximately 78% of the Company’s outstanding shares of common stock. As a result, Mr. Icahn has the indirect ability to nominate and elect all of the directors on the Company’s Board of Directors, other than the Chief Executive Officer. Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock including, without limitation, mergers, the sale of substantially all of the Company’s assets, and amendments to its certificate of incorporation and by-laws. So long as Mr. Icahn continues to control a majority of the Company’s outstanding capital stock, he will continue to have these governance rights and the ability to control the Company.

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

The Company has substantial indebtedness, which could restrict the Company’s business activities and could subject the Company to significant interest rate risk: As of December 31, 2012, the Company had approximately $2.8 billion of outstanding indebtedness. The Company is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

New regulations related to “conflict minerals” may force us to incur additional expenses and may make the Company’s supply chain more complex. In August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in their products. These new requirements will require due diligence efforts in 2013, with initial disclosure requirements beginning in 2014. There will be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in the Company’s products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is a leased facility. The Company had 177 manufacturing facilities, technical centers, distribution centers, and sales and administration office facilities worldwide at December 31, 2012. Approximately 37% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. The Company owns the remainder of the facilities.

Type of Facility	North America	EMEA	Rest of World	Total
Manufacturing facilities	37	50	23	110
Technical centers	8	6	2	16
Distribution centers	7	5	4	16
Sales and administration offices	9	10	16	35

	61	71	45	177

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

Total environmental liabilities were $15 million and $16 million at December 31, 2012 and 2011, respectively. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2012, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs, as recorded, approximate $43 million.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s stock is listed on the NASDAQ Global Stock Market.

There were approximately 63 stockholders of record of Common Stock as of February 26, 2013 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker. High and low sales prices for the Company’s common stock for each quarter in 2012 and 2011 are as follows:

	2012		2011
Quarter	High	Low	High	Low
First	$17.97	$14.80	$26.00	$18.91
Second	$17.20	$9.96	$27.20	$19.61
Third	$11.79	$8.67	$23.99	$14.11
Fourth	$10.18	$6.90	$19.28	$13.06

The Company did not pay any dividends in 2012 or 2011. The Company has certain restrictions under its debt facilities from paying dividends in the future.

The following graph compares the cumulative total stockholder return during the period from April 23, 2008 (date when Federal-Mogul’s stock was listed on the NASDAQ Global Market) to December 31, 2012. The graph assumes that $100 was invested on April 23, 2008, in each of the Company’s common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group. The peer group is comprised on the following companies: BorgWarner, Dana, Magna International, Meritor, Tenneco and TRW. This performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents information from the Consolidated Financial Statements as of or for the five years ended December 31, 2012. This information should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Financial Statements and Supplemental Data.’’

	Year Ended December 31
	2012	2011	2010	2009	2008
	(Millions of Dollars, Except Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$6,664	$6,910	$6,219	$5,330	$6,866
Cost of products sold	(5,753)	(5,822)	(5,212)	(4,538)	(5,742)

Gross margin	911	1,088	1,007	792	1,124
Selling, general and administrative expenses	(712)	(689)	(684)	(690)	(774)
OPEB curtailment gains	51	1	29	—	—
Adjustment of assets to fair value	(194)	(307)	(2)	(17)	(451)
Interest expense, net	(128)	(127)	(129)	(132)	(180)
Amortization expense	(49)	(48)	(49)	(49)	(76)
Equity earnings of non-consolidated affiliates	34	37	32	16	23
Restructuring expense, net	(26)	(5)	(8)	(32)	(132)
Chapter 11 and U.K. Administration related reorganization expenses, net	—	—	—	(3)	(17)
Other (expense) income, net	(26)	(16)	(17)	43	37
Income tax benefit (expense)	29	(17)	(12)	39	(19)

Net (loss) income	(110)	(83)	167	(33)	(465)
Less net income attributable to noncontrolling interests	(7)	(7)	(6)	(12)	(3)

Net (loss) income attributable to Federal-Mogul	$(117)	$(90)	$161	$(45)	$(468)

Common Share Summary
Net (loss) income per share – basic	$(1.18)	$(0.91)	$1.63	$(0.46)	$(4.69)

Net (loss) income per share – diluted	$(1.18)	$(0.91)	$1.62	$(0.46)	$(4.69)

Weighted average shares outstanding – basic (in millions)	98.9	98.9	98.9	98.9	99.7
Weighted average shares outstanding – diluted (in millions)	99.4	99.4	99.4	99.3	100.0
Dividends declared per common share	$—	$—	$—	$—	$—

Other Financial Information
Net cash (used by) provided from operating activities	$(53)	$241	$404	$328	$627
Expenditures for property, plant, equipment	(387)	(348)	(251)	(176)	(320)
Depreciation and amortization expense	(289)	(284)	(333)	(327)	(349)

	As of December 31
	2012	2011	2010	2009	2008
	(Millions of Dollars)
Consolidated Balance Sheet Data
Total assets	$6,927	$7,029	$7,296	$7,127	$7,236
Short-term debt, including current portion of long-term debt	94	88	73	97	102
Long-term debt	2,733	2,741	2,752	2,760	2,768
Federal-Mogul shareholders’ equity	725	953	1,277	1,023	951

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Federal-Mogul Corporation is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (“aftermarket”). The Company’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket. Geographically, the Company derived 39% of its 2012 sales in the United States and 61% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

Effective September 1, 2012, the Company began operating with two end-customer focused business segments. The Powertrain (or “PT”) segment focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (or “VCS”) segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. The new organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and will enable the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. The division of the global Federal-Mogul business into two operating segments is expected to enhance management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases. Prior period amounts have been reclassified to conform to the presentation used in this filing.

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

•

Global Organization – Recognizing the ever-increasing globalization of the automotive industry, the Company organized its primary business units on a global basis. This allows each business to take advantage of best practices in product development, technology and innovation, manufacturing capability and capacity. Furthermore, the Company continues to develop and implement standardized processes and consolidated systems to further the direction and performance of the business.

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

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits as of December 31, 2012 are as follows:

•

Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 7.60% for U.S. plans and a weighted average of 5.27% for non-U.S. plans.

•

Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and postemployment benefit obligations. In determining its pension and other benefit obligations, the Company used a discount rate of 3.70% for its U.S. pension plans, a weighted average discount rate of 2.99% for its non-U.S. pension plans and a discount rate of 3.60% for its postemployment benefit obligations.

•

Health care cost trend: For postemployment health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postemployment health care benefits is 7.25% declining to an ultimate trend rate of 5.0% in 2018. The assumed drug cost trend rate used to measure next year’s postemployment health care benefits is 8.38% declining to an ultimate trend rate of 5.00% in 2018.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s funding requirements.

	Pension Benefits						Other Postemployment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2013 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2013 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2013 Expense	Change in PBO
	(Millions of Dollars)
25 bp decrease in discount rate	$—	$35	$(35)	$1	$15	$(15)	$—	$9
25 bp increase in discount rate	—	(34)	34	(1)	(14)	14	—	(9)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 bp increase in health care trend rate	$1	$27
100 bp decrease in health care trend rate	$(1)	$(23)

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

Recorded environmental liabilities were $15 million and $16 million at December 31, 2012 and 2011, respectively. These accruals are based upon management’s best estimates, which requires management to make assumptions regarding the costs for remediation activities, the extent to which costs may be borne by other liable parties, the financial viability of such parties, the time periods over which remediation activities will be completed, and other factors. Although management believes its accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such environmental matters, any changes in the underlying assumptions could materially impact the Company’s future results of operations and financial condition. At December 31, 2012, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $43 million.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $29 million and $22 million as of December 31, 2012 and 2011, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of an ARO.

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

The Company has conditional asset retirement obligations (“CARO”), primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because the Company does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, the Company is currently unable to determine amounts to accrue for CARO at such sites. If new information were to become available whereby the Company could make reasonable probability assessments for these CARO, the amount accrued for ARO could change significantly, which could materially impact the Company’s statement of operations and/or financial position. Settlements of ARO in the near-future at amounts other than the Company’s best estimates as of December 31, 2012 also could materially impact the Company’s future results of operations and financial condition.

Long-Lived Asset Impairment Testing

As a result of fresh-start reporting, long-lived assets such as property, plant and equipment (“PP&E”) have been stated at estimated replacement cost as of December 31, 2007, unless the expected future use of the assets indicated a lower value was appropriate. Long-lived assets such as definite-lived intangible assets have been stated at fair value as of December 31, 2007. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with the subsequent measurement provisions of FASB ASC Topic 360, Property, Plant & Equipment. The Company recognized PP&E impairments of $50 million, $11 million and $7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill Impairment Testing

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

Effective September 1, 2012, the Company re-segmented its business (see Note 23 for further details). Given the business realignments that occurred due to this re-segmentation and the fact that some reporting units containing goodwill under the former segmentation were being divided within the new Company structure thus requiring the Company to determine the relative fair value of these divided reporting units in order to allocate goodwill, the Company deemed it prudent to perform an interim goodwill impairment test in accordance with FASB ASC 350. As a result of this interim testing, one divided reporting unit that received a relative fair value goodwill allocation of $3 million had a carrying value in excess of fair value, thus requiring the Company to recognize a full impairment charge of $3 million in the third quarter of 2012.

In the second quarter of 2012, the Company determined that goodwill impairment indicators existed in the Company’s friction reporting unit, including lower than expected profits and cash flows due to continued lower aftermarket volumes, further product mix shifts and pressure on margins. In response to these trends, the Company’s board of directors approved a restructuring plan to reduce or eliminate capacity at several high cost facilities and transfer production to lower cost locations. The friction reporting unit goodwill was tested for impairment in accordance with the FASB ASC Topic 350, Intangibles – Goodwill and Other, during the second quarter of 2012. The fair value of friction reporting unit did not support the recorded goodwill and accordingly the Company recognized a full impairment charge of $91 million in the second quarter of 2012.

In the first quarter of 2012, the Company increased goodwill and decreased PP&E by $8 million to correct for PP&E that were incorrectly valued in fresh-start accounting. During 2011, the Company corrected $19 million of tax adjustments that were improperly recorded to goodwill during fresh-start accounting.

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

The Company has eight reporting units that have goodwill. The following table categorizes the Company’s goodwill by reporting unit as of October 1, 2012 according to the level of excess between the reporting unit’s fair value and carrying value after giving effect to the 2012 impairment charges:

	Fair Value Exceeds Carrying Value	Net Goodwill
		(Millions of Dollars)
Reporting Unit 1	6%	$48
Reporting Unit 2	8%	86
Reporting Unit 3	30%	124
Reporting Unit 4	37%	159
Reporting Unit 5	78%	97
Reporting Units 6-8	>100%	273

		$787

The Company notes that Reporting Unit 1 and Reporting Unit 2 with goodwill carrying values of $48 million and $86 million, respectively, are at risk of failing “Step 1” of a goodwill impairment analysis. As stated previously, reporting unit fair values are based upon consideration of various valuation methodologies, one of which is projecting future cash flows discounted at rates commensurate with the risks involved (“Discounted Cash Flow” or “DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. The Company believes that its assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant. Such estimates are derived from the Company’s analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. Specific assumptions used by the Company as of October 1, 2012 for the Reporting Unit 1 and Reporting Unit 2 were as follows:

	Reporting Unit 1	Reporting Unit 2
Weighted average cost of capital	14.0%	12.0%
Seven year compound annual sales growth rate	6.1%	2.6%
Terminal year growth rate	2.5%	2.5%

The Company believes its growth and profitability assumptions related to these reporting units to be reasonable, however, it cannot predict the occurrence of certain future events that might adversely affect the reported value of these goodwill carrying values. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment of the Company’s customer base and material adverse effects in relationships with significant customers.

Other Indefinite-Lived Intangible Assets Impairment Testing

The Company performs its annual trademarks and brand names impairment analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. In connection with the September 1, 2012 goodwill impairment test, the Company also performed its trademarks and brand names impairment analysis as of September 1, 2012. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon this annual analysis, the Company recognized a $33 million impairment charge in the third quarter of 2012.

The Company performed a trademarks and brand names impairment analysis in accordance FASB ASC 350 during the second quarter of 2012 due to noted impairment indicators. Based upon this analysis, the Company recognized a $13 million impairment charge in the second quarter of 2012.

Based upon the results of the annual trademarks and brand names impairment analysis, the net trademarks and brand names carrying value of $232 million as of December 31, 2012 equals it fair value. All of the Company’s trademarks and brand names are associated with its aftermarket sales and are further broken down by product line. The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales by product line. The Company performed a sensitivity analysis on its trademarks and brand names and determined that a one percentage point decrease in its projected future sales growth rates within each aftermarket product line would result in a $16 million impairment.

Results of Impairment Testing Described Above

The Company recorded total impairment charges for the years ended December 31, 2012, 2011 and 2010 as follows:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Goodwill	$96	$259	$7
Other indefinite-lived intangible assets	46	37	(12)
Property, plant and equipment	50	11	7
Investments in non-consolidated affiliates	2	—	—

	$194	$307	$2

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

The Company did not record taxes on its undistributed earnings of $719 million at December 31, 2012 since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

At December 31, 2012, the Company had deferred tax assets of $285 million, net of a valuation allowance of $1,223 million, and deferred tax liabilities of $536 million. At December 31, 2011, the Company had deferred tax assets of $311 million, net of a valuation allowance of $824 million, and deferred tax liabilities of $667 million.

The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of FASB ASC 740. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions include amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2012, the Company has recorded a liability for its best estimate of the more likely than not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.

RESULTS OF OPERATIONS

The following discussion of the Company’s results of operations should be read in connection with Items 1, 3 and 7A of this Form 10-K, as well as “Forward-Looking Statements” and Item 1.A. “Risk Factors.” These items provide additional relevant information regarding the business of the Company, its strategy, and the various industry dynamics in the OE market and the aftermarket which have a direct and significant impact on the Company’s results of operations, as well as the risks associated with the Company’s business.

Consolidated Results

Net sales:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Powertrain	$4,118	$4,316	$3,660
Vehicle Components Solutions	2,937	3,033	2,992
Inter-segment eliminations	(391)	(439)	(433)

Total	$6,664	$6,910	$6,219

Net sales by group and region are listed below. “PT,” represents Powertrain and “VCS” represents Vehicle Components Solutions.

	PT	VCS	Total
2012
North America	33%	61%	45%
EMEA	50%	32%	42%
Rest of World	17%	7%	13%
2011
North America	30%	59%	43%
EMEA	54%	34%	45%
Rest of World	16%	7%	12%
2010
North America	31%	61%	45%
EMEA	52%	33%	43%
Rest of World	17%	6%	12%

Cost of products sold:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Powertrain	$(3,662)	$(3,747)	$(3,191)
Vehicle Components Solutions	(2,475)	(2,509)	(2,448)
Inter-segment eliminations	391	439	433

Total Reporting Segment	(5,746)	(5,817)	(5,206)
Corporate	(7)	(5)	(6)

Total Company	$(5,753)	$(5,822)	$(5,212)

Gross margin by reporting segment was:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Powertrain	$456	$569	$469
Vehicle Components Solutions	462	524	544

Total Reporting Segment	918	1,093	1,013
Corporate	(7)	(5)	(6)

Total Company	$911	$1,088	$1,007

Consolidated Results – 2012 versus 2011

The fundamental causes of the drop in sales and margin are the U.S. dollar strengthening, primarily against the euro, combined with reductions in virtually all areas of European vehicle production and reductions in demand for European non-automotive and industrial applications. Although the U.S. passenger car market grew slightly, this had only a minor mitigating impact on the Company’s sales given that the majority of its OEM sales are to customers outside the U.S. The European passenger car market also underwent a shift in demand away from diesel towards gasoline vehicles. As a result of this change, the diesel share of the passenger car market in Europe moved from 51% in 2011 to 48% in 2012. Over 70% of the Company’s European OEM business serves the European light vehicle diesel and heavy duty markets, and so the Company’s sales were heavily impacted by this unfavorable shift in mix. Furthermore, given the generally greater technical complexity of these applications, the margins for these parts are generally higher than those serving light vehicle gasoline market. Therefore, not only were the Company’s sales significantly impacted by the changes in European demand, but its profits bore a disproportionate adverse impact due to those reductions occurring in some of the most profitable applications within those regions.

Consolidated net sales decreased by $246 million, or 3.6%, to $6,664 million for the year ended December 31, 2012 from $6,910 million for the year ended December 31, 2011. Over 60% of the Company’s sales originate outside the United States; therefore, the impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $288 million. This decrease was partially offset by increases of $28 million directly related to acquisitions, and $12 million of increased volumes. Although sales were essentially flat when removing the impact of exchange and acquisitions, there were significant regional differences in the year over year constant dollar sales patterns, with North America increasing by 3%, Europe falling by 4%, and ROW increasing by 8%.

Cost of products sold decreased by $69 million to $5,753 million for the year ended December 31, 2012 compared to $5,822 million for the year ended December 31, 2011. The impact of the relative strength of the U.S. dollar decreased cost of products sold by $237 million. The Company noted materials and services sourcing savings of $104 million. These decreases were partially offset by $129 million of increases in material, labor and overheads related to the regional changes in sales, plus a further $26 million of such costs directly related to the acquisitions. The unfavorable productivity of $89 million is largely the result of reductions in direct labor lagging behind the reductions in manufacturing output in Europe, but also includes a $10 million expense associated with a commercial agreement with a customer, along with unabsorbed fixed costs on inter-segment sales volumes of $19 million.

Gross margin decreased by $177 million to $911 million, or 13.7% of sales, for the year ended December 31, 2012 compared to $1,088 million, or 15.7% of sales, for the year ended December 31, 2011. The favorable impact on margin of new program launches was more than offset by the impact of the production volume declines in Europe, and a shift in mix towards lower margin products, resulting in a net $117 million decrease in gross margin. Other factors contributing to the decreased margin were unfavorable productivity of $89 million, inclusive of $10 million expense associated with a commercial agreement with a customer, currency movements of $51 million and unabsorbed fixed costs on inter-segment sales volumes of $19 million. These decreases were partially offset by materials and services sourcing savings of $104 million.

Consolidated Results – 2011 versus 2010

Consolidated net sales increased by $691 million, or 11%, to $6,910 million for the year ended December 31, 2011 from $6,219 million for the year ended December 31, 2010. Over 60% of the Company’s sales originate outside the United States; therefore, the impact of the U.S. dollar weakening, primarily against the euro, increased reported sales by $157 million. Other increases included $492 of increased sales volumes, $17 million due to acquisitions, and $25 million of net favorable customer pricing.

Cost of products sold increased by $610 million to $5,822 million for the year ended December 31, 2011 compared to $5,212 million for the year ended December 31, 2010. The impact of the relative weakness of the U.S. dollar increased cost of products sold by $130 million. Other increases include $422 million of additional materials, labor and overheads, directly related to external sales volumes increases, plus a further $13 million of such increases directly related to the acquisitions, unfavorable productivity of $36 million and increased materials and services sourcing costs of $28 million.

Gross margin increased by $81 million to $1,088 million, or 15.7% of sales, for the year ended December 31, 2011 compared to $1,007 million, or 16.2% of sales, for the year ended December 31, 2010. This increase was due to decreased depreciation of $51 million, a combination of sales volume increases and unfavorable regional and product mix of $50 million, currency movements of $27 million, customer price increases of $25 million and $4 million directly related to acquisitions, partially offset by unfavorable productivity of $36 million, and increased materials and services sourcing costs of $28 million.

Reporting Segment Results 2012 versus 2011

The following table provides a reconciliation of changes in net sales, cost of products sold, gross margin and operational EBITDA for the year ended December 31, 2012 compared with the year ended December 31, 2011 for each of the Company’s reporting segments. During the third quarter of 2012, the Company adjusted its definition of Operational EBITDA to include the service cost component of its U.S. based funded pension plan. Previously, all components of U.S. based funded pension expense were excluded from Operational EDITDA on a total Company basis. Accordingly, Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan and OPEB curtailment gains or losses. Prior periods have been reclassified to conform with the presentation used in this filing.

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
	(Millions of Dollars)
2011 Sales	$4,316	$3,033	$(439)	$6,910	$—	$6,910
External sales volumes	21	(9)	—	12	—	12
Inter-segment sales volumes	(44)	(4)	48	—	—	—
Customer pricing	(4)	6	—	2	—	2
Acquisitions	20	8	—	28	—	28
Foreign currency	(191)	(97)	—	(288)	—	(288)

2012 Sales	$4,118	$2,937	$(391)	$6,664	$—	$6,664

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2011 Cost of Products Sold	$(3,747)	$(2,509)	$439	$(5,817)	$(5)	$(5,822)
External sales volumes / mix	(58)	(71)	—	(129)	—	(129)
Inter-segment sales volumes	25	4	(48)	(19)	—	(19)
Productivity, net of inflation	(76)	(13)	—	(89)	—	(89)
Materials and services sourcing	57	47	—	104	—	104
Pension	—	1	—	1	(1)	—
Depreciation	(9)	—	—	(9)	—	(9)
Acquisitions	(17)	(8)	—	(25)	(1)	(26)
Foreign currency	163	74	—	237	—	237

2012 Cost of Products Sold	$(3,662)	$(2,475)	$391	$(5,746)	$(7)	$(5,753)

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2011 Gross Margin	$569	$524	$—	$1,093	$(5)	$1,088
External sales volumes / mix	(37)	(80)	—	(117)	—	(117)
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(19)	—	—	(19)	—	(19)
Customer pricing	(4)	6	—	2	—	2
Productivity, net of inflation	(76)	(13)	—	(89)	—	(89)
Materials and services sourcing	57	47	—	104	—	104
Pension	—	1	—	1	(1)	—
Depreciation	(9)	—	—	(9)	—	(9)
Acquisitions	3	—	—	3	(1)	2
Foreign currency	(28)	(23)	—	(51)	—	(51)

2012 Gross Margin	$456	$462	$—	$918	$(7)	$911

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2011 Operational EBITDA	$428	$255	$—	$683	$—	$683
External sales volumes / mix	(37)	(80)	—	(117)	—	(117)
Unabsorbed fixed costs on inter-segment sales	(19)	—	—	(19)	—	(19)
Customer pricing	(4)	6	—	2	—	2
Productivity – Cost of products sold	(76)	(13)	—	(89)	—	(89)
Productivity – SG&A	(30)	—	—	(30)	—	(30)
Productivity – Other	6	1	—	7	—	7
Sourcing – Cost of products sold	57	47	—	104	—	104
Sourcing – SG&A	3	3	—	6	—	6
Sourcing – Other	2	(1)	—	1	—	1
Equity earnings of non-consolidated affiliates	(5)	4	—	(1)	—	(1)
Expense associated with payment to retired CEO	(4)	(2)	—	(6)	—	(6)
Stock-based compensation expense	1	1	—	2	—	2
Acquisitions	2	—	—	2	—	2
Foreign currency	(37)	(16)	—	(53)	—	(53)
Other	(4)	(5)	—	(9)	—	(9)

2012 Operational EBITDA	$283	$200	$—	$483	$—	$483

Depreciation and amortization						(289)
Interest expense, net						(128)
Adjustment of assets to fair value						(194)
Non-service cost components associated with the U.S. based funded pension plan						(35)
Restructuring expense, net						(26)
OPEB curtailment gains						51
Income tax benefit						29
Other						(1)

Net loss						$(110)

Contained within the Company’s 2012 Operational EBITDA of $483 million are $25 million of charges comprised of a $10 million commercial agreement with a customer, a $9 million legal and contractual settlement, and $6 million in expense associated with a payment made to the Company’s retired CEO, José Maria Alapont.

Powertrain

Sales decreased by $198 million to $4,118 million for the year ended December 31, 2012 from $4,316 million for the year ended December 31, 2011. The Powertrain segment generated approximately 70% of its revenue outside the United States and the resulting currency movements decreased reported sales by $191 million. Unfavorable customer pricing also reduced sales by $4 million. A decrease in inter-segment sales volumes caused a $44 million decrease in sales, largely as a result of the non-recurrence of prior year inventory build for VCS, offset by an increase in external sales volumes of $21 million. These decreases were also partially offset by a $20 million increase in sales directly related to the acquisition of BERU. However, although the sales volume increase was relatively low, at $12 million, the regional and market differences were significant. In fact, sales in NA rose by $61 million, or 5%, sales in Europe fell by $86 million, or 5%, and sales in ROW rose by $46 million, or 8%. These movements are generally in line with the changes in vehicle production in those regions. However, with over 70% of PT’s European business serving the light vehicle diesel and heavy duty markets, its sales were heavily impacted by this unfavorable shift in mix. Furthermore, given the generally greater technical complexity of these applications, the margins for these parts are generally higher than those used in the light vehicle gasoline market. Therefore, not only were PT’s sales significantly impacted by the changes in European demand, but its profits bore a disproportionate adverse impact due to those reductions occurring in some of the most profitable applications within those regions.

Cost of products sold decreased by $85 million to $3,662 million for the year ended December 31, 2012 compared to $3,747 million for the year ended December 31, 2011. This was due to currency movements of $163 million, materials and services sourcing savings of $57 million, and a reduced materials and labor for inter-segment sales of $25 million. There were increases in materials, labor and overheads of $58 million due to increased volumes in NA and ROW, not being offset by sufficient decreases in Europe, where volumes declined. The unfavorable productivity of $76 million is largely the result of reductions in direct labor lagging behind the reductions in manufacturing output in Europe, but also includes a $10 million expense associated with a commercial agreement with a customer.

Gross margin decreased by $113 million to $456 million, or 11.1% of sales, for the year ended December 31, 2012 compared to $569 million, or 13.2% of sales, for the year ended December 31, 2011. Materials and services sourcing savings of $57 million and a $3 million increase in gross margin directly related to the BERU acquisition were more than offset by unfavorable productivity of $76 million, a net unfavorable sales volumes and regional mix impact of $37 million, unfavorable currency movements of $28 million, unabsorbed fixed costs on inter-segment sales volumes of $19 million, increased depreciation of $9 million and $4 million of unfavorable customer pricing.

Operational EBITDA decreased by $145 million to $283 million for the year ended December 31, 2012 from $428 million for the year ended December 31, 2011. This decrease was caused by unfavorable productivity of $100 million, net unfavorable external sales volume and mix of $37 million, unfavorable currency movements of $37 million, unabsorbed fixed costs on inter-segment sales volumes of $19 million, a decrease in equity earnings of non-consolidated affiliates of $5 million, unfavorable customer pricing of $4 million, $4 million allocation of expense associated with retired CEO payment and other decreases of $4 million. These decreases were partially offset by materials and services sourcing savings of $62 million, and $2 million increase directly related to the BERU acquisition.

Vehicle Components Solutions

Sales decreased by $96 million to $2,937 million for the year ended December 31, 2012, from $3,033 million for the year ended December 31, 2011. The VCS segment generated approximately 50% of its revenue outside the United States and the resulting currency movements decreased reported sales by $97 million. Otherwise, sales were largely flat to the prior year, although there was a significant shift in the mix of products away from premium towards mid-grade products in North America.

Cost of products sold decreased by $34 million to $2,475 million for the year ended December 31, 2012 compared to $2,509 million for the year ended December 31, 2011. This decrease is primarily due to currency movements of $74 million and materials and services sourcing savings of $47 million, partially offset by increased product costs of $71 million, reflecting the shift in product mix from premium to mid-grade product.

Gross margin decreased by $62 million to $462 million, or 15.7% of sales, for the year ended December 31, 2012 compared to $524 million, or 17.3% of sales, for the year ended December 31, 2011. This decrease was due to a significant shift in the mix of products away from premium and towards mid-grade products in North America, as well as softness in certain key European markets, which decreased gross margin by $80 million. Other decreases consist of currency movements of $23 million and unfavorable productivity of $13 million. These decreases were partially offset by materials and services sourcing savings of $47 million, increases in customer pricing of $6 million – largely the non-recurrence of prior year customer incentives.

Operational EBITDA decreased by $55 million to $200 million for the year ended December 31, 2012 from $255 million for the year ended December 31, 2011. This decrease was due to an adverse movement in the mix of sales across customers and products in both the Aftermarket and OE/OES channels, which decreased gross margin by $80 million, currency movements of $16 million, net unfavorable productivity of $12 million, $2 million allocation of expense associated with retired CEO payment and other decreases of $5 million, inclusive of a $9 million legal and contractual settlement. These decreases were partially offset by materials and services sourcing savings of $49 million and customer price increases of $6 million – largely the non-recurrence of prior year customer incentives.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $712 million, or 10.7% of net sales, for the year ended December 31, 2012 as compared to $689 million, or 10.0% of net sales, for the year ended December 31, 2011. This $23 million increase was due to increased costs in excess of labor and benefits inflation of $36 million, inclusive of $6 million in expense associated with a payment made to the Company’s retired CEO, José Maria Alapont, acquisition-related expenses of $6 million and $10 million of other expenses, partially offset by currency movements of $21 million, materials and services sourcing savings of $6 million and decreased stock-based compensation of $2 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $179 million for the year ended December 31, 2012 compared with $172 million for the year ended December 31, 2011.

OPEB Curtailment Gains

In July 2012, as a result of contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the benefits under the U.S. Welfare Benefit Plan were eliminated for the location’s active participants. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in accumulated other comprehensive income (“AOCI”). The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2012. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.

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

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan which eliminated OPEB for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Given that this event eliminated the accrual of defined benefits for a significant number of active participants, the Company re-measured its OPEB obligation. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $162 million prior service credit in AOCI. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $4 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the second quarter of 2010. The calculation of the curtailment excluded the newly created prior service credit.

On July 23, 2010, as a result of contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the benefits under the U.S. Welfare Benefit Plan were eliminated. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $2 million prior service credit in AOCI. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $24 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2010.

Interest Expense, Net

Net interest expense was $128 million in the year ended December 31, 2012 compared to $127 million for the year ended December 31, 2011.

Other Expense, Net

Other expense, net was $(26) million for the year ended December 31, 2012 compared to $(16) million for the year ended December 31, 2011.

Foreign currency exchange: The Company recognized $18 million in foreign currency exchange losses during the year ended December 31, 2012, $10 million of which relates to unrealized losses associated with outstanding foreign currency hedge contracts that settle over the next twelve months. The Company recognized $9 million in foreign currency exchange losses during the year ended December 31, 2011.

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

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
	(Millions of Dollars)
2010 Sales	$3,660	$2,992	$(433)	$6,219	$—	$6,219
External sales volumes	500	(8)	—	492	—	492
Inter-segment sales volumes	3	3	(6)	—	—	—
Customer pricing	34	(9)	—	25	—	25
Acquisitions	16	1	—	17	—	17
Foreign currency	103	54	—	157	—	157

2011 Sales	$4,316	$3,033	$(439)	$6,910	$—	$6,910

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2010 Cost of Products Sold	$(3,191)	$(2,448)	$433	$(5,206)	$(6)	$(5,212)
External sales volumes / mix	(403)	(39)	—	(442)	—	(442)
Inter-segment sales volumes	(16)	(3)	6	(13)	—	(13)
Productivity, net of inflation	(48)	12	—	(36)	—	(36)
Materials and services sourcing	(26)	(2)	—	(28)	—	(28)
Pension	—	—	—	—	1	1
Depreciation	36	15	—	51	—	51
Acquisitions	(12)	(1)	—	(13)	—	(13)
Foreign currency	(87)	(43)	—	(130)	—	(130)

2011 Cost of Products Sold	$(3,747)	$(2,509)	$439	$(5,817)	$(5)	$(5,822)

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2010 Gross Margin	$469	$544	$—	$1,013	$(6)	$1,007
External sales volumes / mix	97	(47)	—	50	—	50
Inter-segment sales volumes / mix	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(13)	—	—	(13)	—	(13)
Customer pricing	34	(9)	—	25	—	25
Productivity, net of inflation	(48)	12	—	(36)	—	(36)
Materials and services sourcing	(26)	(2)	—	(28)	—	(28)
Pension	—	—	—	—	1	1
Depreciation	36	15	—	51	—	51
Acquisitions	4	—	—	4	—	4
Foreign currency	16	11	—	27	—	27

2011 Gross Margin	$569	$524	$—	$1,093	$(5)	$1,088

	PT	VCS	Inter- segment Elimination	Total Reporting Segment	Corporate	Total
2010 Operational EBITDA	$352	$300	$—	$652	$—	$652
External sales volumes / mix	97	(47)	—	50	—	50
Unabsorbed fixed costs on inter-segment sales	(13)	—	—	(13)	—	(13)
Customer pricing	34	(9)	—	25	—	25
Productivity – Cost of products sold	(48)	12	—	(36)	—	(36)
Productivity – SG&A	(3)	(16)	—	(19)	—	(19)
Productivity – Other	3	1	—	4	—	4
Sourcing – Cost of products sold	(26)	(2)	—	(28)	—	(28)
Sourcing – SG&A	2	2	—	4	—	4
Sourcing – Other	(1)	(1)	—	(2)	—	(2)
Equity earnings of non-consolidated affiliates	4	(2)	—	2	—	2
Stock-based compensation expense	2	2	—	4	—	4
Acquisitions	4	—	—	4	—	4
Foreign currency	33	12	—	45	—	45
Other	(12)	3	—	(9)	—	(9)

2011 Operational EBITDA	$428	$255	$—	$683	$—	$683

Depreciation and amortization						(284)
Interest expense, net						(127)
Adjustment of assets to fair value						(307)
Non-service cost components associated with the U.S. based funded pension plan						(25)
Restructuring expense, net						(5)
OPEB curtailment gains						1

Income tax benefit						(17)
Other						(2)

Net loss						$(83)

Powertrain

Sales increased by $656 million, or 18%, to $4,316 million for the year ended December 31, 2011 from $3,660 million for the year ended December 31, 2010. Sales volumes increased by $500 million due to OE production volume increases and market share gains in all regions. The acquisition of the Daros Group increased sales volume by $16 million. PT generates approximately 70% of its revenue outside the United States and the resulting currency movements increased sales by $103 million. Customer pricing increased sales by $34 million.

Cost of products sold increased by $556 million to $3,747 million for the year ended December 31, 2011 compared to $3,191 million for the year ended December 31, 2010. This was due to a $403 million increase directly associated with improved sales volumes, currency movements of $87 million, unfavorable productivity of $48 million, increased materials and services sourcing costs of $26 million and a $12 million increase directly associated with the Daros acquisition, partially offset by a decrease in depreciation of $36 million.

Gross margin increased by $100 million to $569 million, or 13.2% of sales, for the year ended December 31, 2011 compared to $469 million, or 12.8% of sales, for the year ended December 31, 2010. The favorable impact of sales volumes contributed to a $97 million increase in gross margin. Other factors contributing to the improved margin were decreased depreciation of $36 million, customer price increases of $34 million and currency movements of $16 million. These increases were partially offset by unfavorable productivity of $48 million, increased materials and services sourcing costs of $26 million and unabsorbed fixed costs on inter-segment sales volumes of $13 million.

Operational EBITDA increased by $76 million to $428 million for the year ended December 31, 2011 from $352 million for the year ended December 31, 2010. The favorable impact of sales volumes of $97 million, customer price increases of $34 million, currency movements of $33 million, partially offset by unfavorable productivity of $48 million, increased materials and services sourcing costs of $25 million, unabsorbed fixed costs on inter-segment sales volumes of $13 million.

Vehicle Components Solutions

Sales increased by $41 million to $3,033 million for the year ended December 31, 2011 from $2,992 million for the year ended December 31, 2010. This increase was due to currency movements of $54 million, partially offset by customer price decreases of $9 million and sales volume decreases of $8 million.

Cost of products sold increased by $61 million to $2,509 million for the year ended December 31, 2011 compared to $2,448 million for the year ended December 31, 2010. This increase was due to currency movements of $43 million and $39 million directly associated with changes in customer and product mix, partially offset by decreased depreciation of $15 million and productivity improvements of $12 million.

Gross margin decreased by $20 million to $524 million, or 17.3% of sales, for the year ended December 31, 2011 compared to $544 million, or 18.2% of sales, for the year ended December 31, 2010. This decrease was due to adverse mix impacts of $47 million and customer price decreases of $9 million, partially offset by decreased depreciation of $15 million, productivity improvements of $12 million and currency movements of $11 million.

Operational EBITDA decreased by $45 million to $255 million for the year ended December 31, 2011 from $300 million for the year ended December 31, 2010. This decrease was due to adverse product mix impact in excess of volume impacts of $47 million and customer price decreases of $9 million, partially offset by currency movements of $12 million.

Selling, General and Administrative Expense

Selling, general and administrative expenses (“SG&A”) were $689 million, or 10.0% of net sales, for the year ended December 31, 2011 as compared to $684 million, or 11.0% of net sales, for the year ended December 31, 2010. This $5 million increase was due to increased costs, net of labor and benefits inflation, of $18 million and currency movements of $14 million, partially offset by lower pension expense of $11 million, lower stock-based compensation expense of $4 million, materials and services sourcing savings of $4 million, reduced depreciation expense of $4 million and other reductions of $4 million.

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

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan which eliminated OPEB for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Given that this event eliminated the accrual of defined benefits for a significant number of active participants, the Company re-measured its OPEB obligation. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $162 million prior service credit in AOCI. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $4 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the second quarter of 2010. The calculation of the curtailment excluded the newly created prior service credit.

On July 23, 2010, as a result of contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the benefits under the U.S. Welfare Benefit Plan were eliminated. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $2 million prior service credit in AOCI. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $24 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2010.

Interest Expense, Net

Net interest expense was $127 million in the year ended December 31, 2011 compared to $129 million for the year ended December 31, 2010.

Other Expense, Net

Other expense, net was $(16) million for the year ended December 31, 2011 compared to $(17) million for the year ended December 31, 2010.

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

Adjustment of Assets to Fair Value

The Company recorded total impairment charges for the years ended December 31, 2012, 2011 and 2010 as follows:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Goodwill	$96	$259	$7
Other indefinite-lived intangible assets	46	37	(12)
Property, plant and equipment	50	11	7
Investments in non-consolidated affiliates	2	—	—

	$194	$307	$2

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

In June 2012, the Company announced a restructuring plan (“Restructuring 2012”) to reduce or eliminate capacity at several high cost VCS facilities and transfer production to lower cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection with Restructuring 2012, the Company expects to incur restructuring charges totaling approximately $15 million.

Net charges by type of exit cost are as follows:

	Total Expected Costs	Charges in 2012	Estimated Additional Charges
Employee costs	$12	$11	$1
Facility costs	3	—	3

	$15	$11	$4

Of the $14 million in net restructuring expenses outside of Restructuring 2009 and Restructuring 2012 that were recognized during the year ended December 31, 2012, $5 million related to headcount reduction actions associated with the VCS segment.

The Company’s restructuring activities are further discussed in Note 2 to the Consolidated Financial Statements, included in Item 8 of this report.

Income Taxes

For the year ended December 31, 2012, the Company recorded income tax benefit of $29 million on a loss before income taxes of $139 million, compared to income tax expense of $17 million on a loss before income taxes of $66 million for the year ended December 31, 2011, and compared to income tax expense of $12 million on income before income taxes of $179 million for the year ended December 31, 2010. The income tax benefit for the year ended December 31, 2012 differs from statutory rates due primarily to a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to audit settlements, valuation allowance release, and a tax benefit recorded related to a special economic zone tax incentive in Poland. The income tax expense for the year ended December 31, 2011 differs from the U.S. statutory rate primarily due to a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, tax refund from prior years, release of uncertain tax positions due to audit settlement and a tax benefit recorded related to a special economic zone tax incentive in Poland. The income tax expense for the year ended December 31, 2010 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, and the reversal of a valuation allowance against net deferred assets of a subsidiary, partially offset by pre-tax losses with no tax benefits.

The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions may decrease in the next 12 months due to audit settlements or statute expirations. During the year ended December 31, 2012, certain tax positions became effectively settled and decreased unrecognized tax benefits by $313 million, of which only $23 million was included in the income tax benefit due to the impact of valuation allowances.

In conjunction with the Company’s ongoing review of its actual results and anticipated future earnings, the Company reassesses the possibility of releasing valuation allowances. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include but are not limited to: recent historical financial results; historical taxable income; projected future taxable income; the expected timing of the reversals of existing temporary differences; and tax planning strategies. Based upon this assessment, the Company has concluded based on available evidence that the deferred tax assets in Germany are more likely than not to be realized. Therefore based upon this conclusion, a valuation allowance was reversed.

On August 17, 2012, a 3% surtax levied on dividends and other certain distributions was enacted in France. The Company has decided to use the lower undistributed tax rate, therefore, applicable deferred taxes have not been remeasured or recognized on any additional inside basis differences including prior undistributed earnings. The Company is required to pay additional taxes at the applicable tax rate on all distributions of dividends and the additional taxes will be recorded as income tax expense in the period in which the divided is declared.

The Company’s income taxes are further discussed in Note 14 to the Consolidated Financial Statements, included in Item 8 of this report.

Liquidity and Capital Resources

Operating Activities

Net cash (used by) provided from operating activities was $(53) million, $241 million and $404 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Working Capital

The cash outflows from changes in working capital were $(292) million, $(190) million and $(54) million for the years ended December 31, 2012, 2011 and 2010, respectively.

The cash outflow due to changes in accounts receivable for the year ended December 31, 2012 of $(197) million is a result of terms extensions with certain customers in the North American aftermarket.

The cash outflow due to changes in accounts receivable for the year ended December 31, 2011 of $(137) million is a result of year-over-year volume increases along with terms extensions with certain customers in the North American aftermarket.

The cash outflow due to changes in accounts receivable for the year ended December 31, 2010 of $(149) million is due to an increase in sales volume. Excluding the impact of foreign exchange, sales revenue in the last two months of 2010 was approximately $174 million higher than the equivalent period of 2009. This outflow is partially mitigated by collection efficiencies and favorable customer mix.

The cash outflow due to changes in inventory of $(93) million for the year ended December 31, 2012 is largely in support of increased customer service and delivery.

The cash outflow due to changes in inventory of $(140) million and the cash inflow due to changes in accounts payable of $87 million for the year ended December 31, 2011 are both largely as a result of the increase in global revenues for full year 2011 as compared to full year 2010.

The cash outflow due to changes in inventory of $(27) million and the cash inflow due to changes in accounts payable of $122 million for the year ended December 31, 2010 are both largely as a result of the increase in global revenues for full year 2010 as compared to full year 2009.

Investing Activities

Cash flow used by investing activities was $427 million, $356 million and $283 million for the years ended December 31, 2012, 2011 and 2010, respectively. Expenditures for property, plant and equipment were $387 million, $348 million and $251 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In June 2012, the Company entered into a definitive agreement to purchase the BERU spark plug business from BorgWarner, Inc. The purchase was completed in September 2012 for $52 million, net of cash acquired.

In June 2010, the Company acquired 100% ownership of the Daros Group, a privately-owned supplier of high technology piston rings for large-bore engines used in industrial energy generation and commercial shipping, with manufacturing operations in China, Germany and Sweden, for $39 million in cash.

Financing Activities and Liquidity

Cash flow used by financing activities was $22 million, $15 million, and $44 million for the years ended December 31, 2012, 2011, and 2010 respectively. Financing activity during 2012 and 2011 primarily related to scheduled debt repayments, partially offset by increased short-term debt borrowing. Financing activity during 2010 primarily related to scheduled debt repayments and net remittances on servicing of factoring arrangements.

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

Off Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

The Company has the following contractual obligations and commercial commitments outstanding at December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total
	(Millions of Dollars)
Debt obligations	$94	$1,852	$931	$1	$1	$—	$2,879
Interest payments	76	60	20	—	—	—	156
Letters of credit	37	—	—	—	—	—	37
Pension and other postemployment benefit plans	112	99	103	101	90	267	772
Operating leases	39	35	26	22	14	24	160

Total	$358	$2,046	$1,080	$124	$105	$291	$4,004

In addition, the Company estimates its 2013 capital expenditures to be in the range of $385-$435 million.

The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its Debt Facilities will be sufficient to fund capital expenditures and meet its operating obligations through the end of 2013. In the longer term, the Company believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

The Debt Facilities contain some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants under its Debt Facilities as of December 31, 2012. Based on current forecasts, the Company expects to be in compliance with the covenants under the Debt Facilities through December 31, 2013.

As of December 31, 2012, the Company had $467 million of cash and cash equivalents, of which $219 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, the Company asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, the Company will accrue any applicable taxes in the period when the Company no longer intends to indefinitely reinvest these funds. The Company would expect that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.

The Company received $30 million in insurance proceeds directly associated with the Thailand manufacturing facility flood during the year ended December 31, 2012. For further details, see Note 20 to the Consolidated Financial Statements, included in Item 8 of this report.

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, Italy, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $240 million and $228 million as of December 31, 2012 and 2011, respectively. Dividends received from non-consolidated affiliates by the Company for the years ended December 31, 2012, 2011 and 2010 were $31 million, $16 million and $43 million, respectively.

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

The Company holds a 50% non-controlling interest in a joint venture located in Turkey (“Turkey JV”). The Turkey JV was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners, to original equipment and aftermarket customers. The Company purchases/sells inventory from/to the Turkey JV. Purchases from the Turkey JV for the years ended December 31, 2012, 2011 and 2010 were $150 million, $171 million and $127 million, respectively. Sales to the Turkey JV for the years ended December 31, 2012, 2011 and 2010 were $45 million, $46 million and $36 million, respectively. The Company had net accounts payable balances with the Turkey JV of $5 million and $6 million as of December 31, 2012 and 2011, respectively.

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

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $217 million and $203 million as of December 31, 2012 and 2011, respectively. Of those gross amounts, $216 million and $202 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable, however, as of both December 31, 2012 and December 31, 2011, the Company had drawn all such cash. Proceeds from the transfers of accounts receivable qualifying as sales were $1.5 billion, $1.7 billion and $1.3 billion for the years ended December 31, 2012, 2011and 2010, respectively.

Expenses associated with transfers of receivables were $7 million, $9 million and $6 million for the years ended December 31, 2012, 2011 and 2010, respectively. These expenses were recorded in the consolidated statements of operations within “Other expense, net.”

Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $19 million and $23 million as of December 31, 2012 and 2011, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Note 5 to the Consolidated Financial Statements, included in Item 8 of this report, for information with respect to interest rate risk, commodity price risk and foreign currency risk.

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the year ended December 31, 2012, the Company derived 39% of its sales in the United States and 61% internationally. Of these international sales, 55% are denominated in the euro, with no other single currency representing more than 8%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the year ended December 31, 2012 would have increased “Net loss attributable to Federal-Mogul” by approximately $21 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal controls over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (the “COSO Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO Framework as of December 31, 2012, management has concluded that the Company’s internal control over financial reporting was effective.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Federal-Mogul Corporation

We have audited the internal control over financial reporting of Federal-Mogul Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheet of Federal-Mogul Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for year then ended. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2012. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal-Mogul Corporation and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Federal-Mogul Corporation

We have audited the accompanying consolidated balance sheet of Federal-Mogul Corporation (the Company) as of December 31, 2011, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the years ended December 31, 2011 and 2010. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Federal-Mogul Corporation at December 31, 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2011 and 2010, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Detroit, Michigan

February 28, 2012

except for the segment information presented in Notes 2, 3, 9, and 22, as to which the date is

February 27, 2013

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$6,664	$6,910	$6,219
Cost of products sold	(5,753)	(5,822)	(5,212)

Gross margin	911	1,088	1,007
Selling, general and administrative expenses	(712)	(689)	(684)
OPEB curtailment gains	51	1	29
Adjustment of assets to fair value	(194)	(307)	(2)
Interest expense, net	(128)	(127)	(129)
Amortization expense	(49)	(48)	(49)
Equity earnings of non-consolidated affiliates	34	37	32
Restructuring expense, net	(26)	(5)	(8)
Other expense, net	(26)	(16)	(17)

(Loss) income before income taxes	(139)	(66)	179
Income tax benefit (expense)	29	(17)	(12)

Net (loss) income	(110)	(83)	167
Less net income attributable to noncontrolling interests	(7)	(7)	(6)

Net (loss) income attributable to Federal-Mogul	$(117)	$(90)	$161

Net (Loss) Income Per Common Share Attributable to Federal-Mogul:
Basic	$(1.18)	$(0.91)	$1.63

Diluted	$(1.18)	$(0.91)	$1.62

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Net (loss) income	$(110)	$(83)	$167
Other comprehensive (loss) income:
Foreign currency translation adjustments and other	56	(132)	13
Postemployment benefits:
Net unrealized postemployment benefits (costs) credits arising during year	(211)	(121)	81
Reclassification of net postemployment benefits (credits) costs included in net (loss) income during year	(29)	8	(16)
Income taxes	27	1	—

Postemployment benefits, net of tax	(213)	(112)	65
Hedge instruments:
Net unrealized hedging gains (losses) arising during year	1	(32)	(41)
Reclassification of net hedging losses included in net (loss) income during year	47	34	28
Income taxes	(2)	3	—

Hedge instruments, net of tax	46	5	(13)
Other comprehensive (loss) income, net of tax	(111)	(239)	65

Comprehensive (loss) income	(221)	(322)	232
Less comprehensive income attributable to noncontrolling interests	(7)	(2)	(5)

Comprehensive (loss) income attributable to Federal-Mogul	$(228)	$(324)	$227

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets

	December 31
	2012	2011
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$467	$953
Accounts receivable, net	1,396	1,186
Inventories, net	1,074	956
Prepaid expenses and other current assets	203	204

Total current assets	3,140	3,299
Property, plant and equipment, net	1,971	1,855
Goodwill and other indefinite-lived intangible assets	1,019	1,115
Definite-lived intangible assets, net	408	434
Investments in non-consolidated affiliates	240	228
Other noncurrent assets	149	98

	$6,927	$7,029

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$94	$88
Accounts payable	751	767
Accrued liabilities	423	367
Current portion of pensions and other postemployment benefits liability	47	43
Other current liabilities	174	165

Total current liabilities	1,489	1,430
Long-term debt	2,733	2,741
Pensions and other postemployment benefits liability	1,362	1,229
Long-term portion of deferred income taxes	388	434
Other accrued liabilities	123	142
Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of both December 31, 2012 and 2011)	1	1
Additional paid-in capital, including warrants	2,150	2,150
Accumulated deficit	(559)	(442)
Accumulated other comprehensive loss	(850)	(739)
Treasury stock, at cost	(17)	(17)

Total Federal-Mogul shareholders’ equity	725	953

Noncontrolling interests	107	100

Total shareholders’ equity	832	1,053

	$6,927	$7,029

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net (loss) income	$(110)	$(83)	$167
Adjustments to reconcile net (loss) income to net cash provided from (used by) operating activities:
Depreciation and amortization	289	284	333
Adjustment of assets to fair value	194	307	2
Change in postemployment benefits, excluding curtailment gains	(66)	(45)	(26)
Deferred tax benefit	(78)	(17)	(41)
Equity earnings of non-consolidated affiliates	(34)	(37)	(32)
Cash dividends received from non-consolidated affiliates	31	16	43
Restructuring expense, net	26	5	8
Payments against restructuring liabilities	(15)	(21)	(36)
OPEB curtailment gains	(51)	(1)	(29)
Insurance proceeds related to Thailand flood	17	—	—
Gains from sales of property, plant, and equipment	(2)	—	—
Loss on Venezuelan currency devaluation	—	—	25
Gain on liabilities subject to compromise	—	—	(14)
Changes in operating assets and liabilities:
Accounts receivable	(197)	(137)	(149)
Inventories	(93)	(140)	(27)
Accounts payable	(2)	87	122
Other assets and liabilities	38	23	58

Net Cash (Used by) Provided From Operating Activities	(53)	241	404
Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(387)	(348)	(251)
Payments to acquire businesses, net of cash acquired	(52)	(8)	(39)
Insurance proceeds related to Thailand flood	13	—	—
Net proceeds from sales of property, plant and equipment	5	—	3
Investment in non-consolidated affiliates	(6)	—	—
Other	—	—	4

Net Cash Used By Investing Activities	(427)	(356)	(283)
Cash Provided From (Used By) Financing Activities
Principal payments on term loans	(30)	(29)	(30)
Net proceeds (remittances) on servicing of factoring arrangements	2	2	(10)
Decrease in other long-term debt	—	(4)	(3)
Increase (decrease) in short-term debt	6	16	(1)

Net Cash Used By Financing Activities	(22)	(15)	(44)
Effect of foreign currency exchange rate fluctuations on cash	16	(22)	14
Effect of Venezuelan currency devaluation on cash	—	—	(20)

Effect of foreign currency fluctuations on cash	16	(22)	(6)

(Decrease) increase in cash and equivalents	(486)	(152)	71
Cash and equivalents at beginning of year	953	1,105	1,034

Cash and equivalents at end of year	$467	$953	$1,105

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock, at Cost	Total	Noncontrolling Interests
	(Millions of Dollars)
Balance at January 1, 2010	$1	$2,123	$(513)	$(571)	$(17)	$1,023	$76
Net income			167			167	6
Less net income attributable to noncontrolling interests			(6)			(6)
Other comprehensive income, net of tax				66		66	(1)
Capital investment in subsidiary by non-controlling shareholder							7
Stock-based compensation (see Note 18)		27				27

Balance at December 31, 2010	1	2,150	(352)	(505)	(17)	1,277	88
Net (loss) income			(83)			(83)	7
Less net income attributable to noncontrolling interests			(7)			(7)
Other comprehensive loss, net of tax				(234)		(234)	(5)
Capital investment in subsidiary by non-controlling shareholder							10

Balance at December 31, 2011	1	2,150	(442)	(739)	(17)	953	100
Net (loss) income			(110)			(110)	7
Less net income attributable to noncontrolling interests			(7)			(7)
Other comprehensive loss, net of tax				(111)		(111)	—

Balance at December 31, 2012	$1	$2,150	$(559)	$(850)	$(17)	$725	$107

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation: The audited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Reclassifications: Certain prior period amounts have been reclassified to conform with the presentation used in this filing. This is due to the Company’s re-segmentation of its reporting segments. See Note 22 for further details on the re-segmentation.

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

Icahn Sourcing, LLC (“Icahn Sourcing”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. Icahn Enterprises was a member of the buying group in 2012. Prior to December 31, 2012 Icahn Enterprises did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.

In December, 2012, Icahn Sourcing advised the Company that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. In addition to the minority equity interest held by Icahn Enterprises Holdings, certain subsidiaries of Icahn Enterprises Holdings, including CVR, Tropicana, ARI, Viskase PSC Metals and WPH also acquired minority equity interests in Icahn Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Acquisition: In June 2012, the Company entered into a definitive agreement to purchase the BERU spark plug business from BorgWarner, Inc. These spark plugs are manufactured in France and Germany and are sold to European original equipment manufacturers. The purchase closed at the end of September 2012 for $52 million, net of cash acquired. The Company has performed a preliminary allocation of the purchase price in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company has preliminarily recorded $22 million of definite-lived intangible assets (primarily customer relationships) and $1 million of indefinite-lived intangible assets (trademarks) associated with this acquisition.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable is stated at net realizable value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. The Company’s general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an original equipment manufacturer or servicer (“OE”) or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administration (“SG&A”) expenses are bad debt expenses of $2 million, $3 million and $1 million for the years ended December 31, 2012, 2011 and 2010, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was $13 million at both December 31, 2012 and 2011.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	December 31
	2012	2011
	(Millions of Dollars)
Gross accounts receivable factored	$217	$203
Gross accounts receivable factored, qualifying as sales	216	202
Undrawn cash on factored accounts receivable	—	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of accounts receivable are as follows:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$1,475	$1,731	$1,302
Expenses associated with factoring of receivables	7	9	6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $19 million and $23 million as of December 31, 2012 and 2011, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

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

Goodwill: As of December 31, 2007, goodwill was determined as the excess of reorganization value over amounts attributable to specific tangible and intangible assets, including developed technology and customer relationships. Goodwill is reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other (“FASB ASC 350”). This impairment analysis compares the fair values of the Company’s reporting units to their related carrying values. If a reporting unit’s carrying value exceeds its fair value, the Company must then calculate the reporting unit’s implied fair value of goodwill and impairment charges are recorded for any excess of the goodwill carrying value over the implied fair value of goodwill. The reporting units’ fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.

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

Revenue Recognition: The Company records sales when products are shipped and the risks and rewards of ownership have transferred to the customer, the sales price is fixed and determinable, and the collectability of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at the time of shipment based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Rebates: The Company accrues for rebates pursuant to specific arrangements with certain of its customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.

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

Research and Development: The Company expenses research and development (“R&D”) costs as incurred. R&D expense, including product engineering and validation costs, was $179 million, $172 million and $156 million for the years ended December 31, 2012, 2011 and 2010, respectively. R&D expense is recorded in the consolidated statements of operations within “Selling, general and administrative expenses.”

Advertising Costs: Advertising and promotion expenses for continuing operations are expensed as incurred and were $37 million, $49 million and $40 million for the years ended December 31, 2012, 2011 and 2010, respectively. Advertising and promotion expenses are recorded in the consolidated statements of operations within “Selling, general and administrative expenses.”

Restructuring: The costs contained within “Restructuring expense, net” in the Company’s consolidated statements of operations are comprised of two types: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits (“FASB ASC 712”), and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Facility closure and other costs are accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“FASB ASC 420”), and are recorded when the liability is incurred.

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

Asset Retirement Obligations: The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations (“FASB ASC 410”). The Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records ARO when amounts can be reasonably estimated, typically upon the expectation that facilities may be closed or sold.

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

New Accounting Pronouncements: In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU makes changes to fair value principles related to premiums and discounts and the measurement of financial instruments, requires new disclosures with a focus on level 3 measurements and makes clarifications regarding the definition of a principal market. This guidance is effective for fiscal years beginning after December 15, 2011. The Company adoption of this ASU effective January 1, 2012 had no impact on its financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This ASU changes the manner in which entities present comprehensive income in their financial statements. This guidance is effective for fiscal years beginning after December 15, 2011. The Company adopted this new guidance effective January 1, 2012. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The Company complied with this deferral as it adopted ASU 2011-05 effective January 1, 2012. In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2012. The Company will adopt these additional disclosure requirements effective January 1, 2013.

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU limits the scope of the original guidance. These ASU’s are effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The Company anticipates the adoption of this guidance will have minimal impact to its current disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The costs contained within “Restructuring expense, net” in the Company’s consolidated statements of operations are comprised of two types: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC 712 and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Facility closure and other costs are accounted for in accordance with FASB ASC 420 and are recorded when the liability is incurred.

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

The following table is a summary of the Company’s consolidated restructuring liabilities and related activity for 2012, 2011 and 2010 by reporting segment. “PT,” represents Powertrain and “VCS” represents Vehicle Components Solutions.

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2010	$44	$8	$52	$3	$55
Provisions	12	4	16	—	16
Reversals	(7)	(1)	(8)	—	(8)
Payments	(27)	(8)	(35)	(1)	(36)
Foreign currency	(3)	—	(3)	—	(3)

Balance at December 31, 2010	19	3	22	2	24
Provisions	7	2	9	—	9
Reversals	(3)	(1)	(4)	—	(4)
Payments	(17)	(3)	(20)	(1)	(21)

Balance at December 31, 2011	6	1	7	1	8
Provisions	6	16	22	4	26
Reversals	(1)	—	(1)	—	(1)
Payments	(7)	(6)	(13)	(2)	(15)
Reclassification to pension liability	—	(6)	(6)	—	(6)

Balance at December 31, 2012	$4	$5	$9	$3	$12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost for 2012, 2011 and 2010. As the table indicates, facility closure costs are typically paid within the year of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2010	$55	—	55
Provisions	10	6	16
Reversals	(8)	—	(8)
Payments	(30)	(6)	(36)
Foreign currency	(3)	—	(3)

Balance at December 31, 2010	24	—	24
Provisions	4	5	9
Reversals	(4)	—	(4)
Payments	(16)	(5)	(21)

Balance at December 31, 2011	8	—	8
Provisions	25	1	26
Reversals	(1)	—	(1)
Payments	(14)	(1)	(15)
Reclassification to pension liability	(6)	—	(6)

Balance at December 31, 2012	$12	$—	$12

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed $1 million, $4 million and $8 million of previously recorded liabilities in 2012, 2011 and 2010, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

Activities under “Restructuring 2012” Program

In June 2012, the Company announced a restructuring plan (“Restructuring 2012”) to reduce or eliminate capacity at several high cost VCS facilities and transfer production to lower cost locations. Restructuring 2012 is anticipated to be completed within two years. In connection with Restructuring 2012, the Company expects to incur restructuring charges totaling approximately $15 million.

The following table provides a summary of the Company’s Restructuring 2012 liabilities and related activity for each type of exit cost as of and for the year ended December 31, 2012:

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2012	$—	$—	$—
Provisions	11	—	11
Payments	(1)	—	(1)
Reclassification to pension liability	(6)	—	(6)

Balance at December 31, 2012	$4	$—	$4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Net Restructuring 2012 costs by type of exit cost are as follows:

	Total Expected Costs	Costs in 2012	Estimated Additional Costs
	(Millions of Dollars)
Employee costs	$12	$11	$1
Facility costs	3	—	3

	$15	$11	$4

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

The following table provides a summary of the Company’s Restructuring 2009 liabilities and related activity as of and for the years ended December 31, 2012, 2011 and 2010 by reporting segment:

	PT	VCS	Total Reporting Segment	Corporate	Total
	(Millions of Dollars)
Balance at January 1, 2010	$43	$8	$51	$1	$52
Provisions	7	1	8	—	8
Reversals	(7)	(1)	(8)	—	(8)
Payments	(25)	(5)	(30)	(1)	(31)
Foreign currency	(3)	—	(3)	—	(3)

Balance at December 31, 2010	15	3	18	—	18
Provisions	4	—	4	—	4
Reversals	(3)	(1)	(4)	—	(4)
Payments	(12)	(1)	(13)	—	(13)

Balance at December 31, 2011	4	1	5	—	5
Provisions	1	—	1	—	1
Reversals	(1)	—	(1)	—	(1)
Payments	(2)	(1)	(3)	—	(3)

Balance at December 31, 2012	$2	$—	$2	$—	$2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table provides a summary of the Company’s Restructuring 2009 liabilities and related activity for each type of exit cost for 2012, 2011 and 2010. As the table indicates, facility closure costs are typically paid within the year of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2010	$52	$—	$52
Provisions	3	5	8
Reversals	(8)	—	(8)
Payments	(26)	(5)	(31)
Foreign currency	(3)	—	(3)

Balance at December 31, 2010	18	—	18
Provisions	1	3	4
Reversals	(4)	—	(4)
Payments	(10)	(3)	(13)

Balance at December 31, 2011	5	—	5
Provisions	—	1	1
Reversals	(1)	—	(1)
Payments	(2)	(1)	(3)

Balance at December 31, 2012	$2	$—	$2

The Company incurred total expenses of $157 million since the inception of this program, of which $146 million were employee costs and $11 million were facility closure costs. The Company does not expect to incur any additional costs under the Restructuring 2009 Program. Cumulative net charges related to Restructuring 2009 are as follows (in millions of dollars):

Total Incurred Costs
Powertrain	$110
Vehicle Components Solutions	42
Corporate	5

$157

Other Restructuring Activities

During the years ended December 31, 2012, 2011 and 2010, the Company recorded $14 million, $5 million and $8 million, respectively, in net restructuring expenses outside of Restructuring 2009 and Restructuring 2012. The Company recorded $14 million in employee costs related to other restructuring activities during 2012. The Company recorded $3 million in employee costs and $2 million in facility closure costs related to other restructuring activities during 2011. The Company recorded $7 million in employee costs and $1 million in facility closure costs related to other restructuring activities during 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

3. ADJUSTMENT OF ASSETS TO FAIR VALUE

The Company recorded total impairment charges for the years ended December 31, 2012, 2011 and 2010 as follows:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Goodwill	$96	$259	$7
Other indefinite-lived intangible assets	46	37	(12)
Property, plant and equipment	50	11	7
Investments in non-consolidated affiliates	2	—	—

	$194	$307	$2

Impairments of goodwill and other indefinite-lived intangible assets are discussed further in Note 6 and Note 9.

The Company recorded impairment charges to adjust property, plant and equipment to their fair values in accordance with the subsequent measurement provisions of FASB ASC 360 (see Note 6). The charges for the years ended December 31, 2012, 2011 and 2010 by reporting segment are as follows:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Powertrain	$26	$5	$4
Vehicle Components Solutions	23	6	3
Corporate	1	—	—

	$50	$11	$7

4. OTHER EXPENSE, NET

The specific components of “Other expense, net” are as follows:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Foreign currency exchange	$(18)	$(9)	$(26)
Accounts receivable discount expense	(7)	(9)	(6)
Gain on liabilities subject to compromise	—	—	14
Other	(1)	2	1

	$(26)	$(16)	$(17)

Foreign currency exchange: The Company recognized $18 million, $9 million and $26 million in foreign currency exchange losses during the years ended December 31, 2012, 2011 and 2010, respectively. Of the $18 million in foreign currency exchange losses during the year ended December 31, 2012, $10 million relates to unrealized losses associated with outstanding foreign currency hedge contracts that settle over the next twelve months (see Note 5 for further details).

Near the end of 2009, the three year cumulative inflation rate for Venezuela was above 100%, which required the Venezuelan operation to report its results as though the U.S. dollar is its functional currency in accordance with FASB ASC Topic 830, Foreign Currency Matters, commencing January 1, 2010 (“inflationary accounting”). The impact of this transition to a U.S. dollar functional currency is that any change in the U.S. dollar value of bolivar denominated monetary assets and liabilities must be recognized directly in earnings. On January 8, 2010, the Venezuelan government devalued its currency. During the year ended December 31, 2010, the Company recorded $25 million in expense due to this currency devaluation, comprised of foreign currency exchange expense of $21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

million, tax expense of $3 million and cost of products sold of $1 million. The remaining Venezuelan cash balance of $9 million as of December 31, 2012 is expected to be used to pay intercompany balances for the purchase of product and to pay dividends, subject to local government restrictions.

Gain on liabilities subject to compromise: During 2010, the Company recognized a $14 million gain related to a change in estimate to amounts payable to holders of unsecured claims in the predecessor company’s Chapter 11 proceedings.

5. FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2012 and 2011, unrealized net losses of $10 million and $44 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of December 31, 2012, losses of $10 million are expected to be reclassified from “accumulated other comprehensive loss” to the consolidated statement of operations within the next 12 months.

These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s Debt Facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $6 million, $7 million, and $2 million for years 2013 – 2015, the term of the Company’s variable-rate term loans.

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

The Company had commodity price hedge contracts outstanding with combined notional values of $45 million and $117 million at December 31, 2012 and 2011, respectively, of which substantially all mature within one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net gains of $1 million and losses of $15 million were recorded in “Accumulated other comprehensive loss” as of December 31, 2012 and 2011, respectively.

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

The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. The Company had notional values of $160 million and $27 million of foreign currency hedge contracts outstanding at December 31, 2012 and 2011, respectively, of which substantially all mature in less than one year. Of these outstanding contracts, $11 million and $27 million in combined notional values at December 31, 2012 and 2011, respectively, were designated as cash flow hedging instruments for accounting purposes. Unrealized net gains of less than $1 million and $3 million were recorded in “Accumulated other comprehensive loss” as of December 31, 2012 and 2011, respectively, for the contracts designated as hedging instruments. The remaining outstanding foreign currency contracts with a combined notional value of $149 million were entered into by the Company to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars. These contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. Unrealized losses of $10 million related to these contracts were recorded in “Other expense, net” for the year ended December 31, 2012.

Other

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Other expense, net”. Derivative gains and losses included in “Accumulated other comprehensive loss” for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Other expense, net” for outstanding hedges and “Cost of products sold” upon hedge maturity. The Company’s undesignated hedges are primarily commodity hedges and such hedges have become undesignated mainly due to forecasted volume declines.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of retailers, distributors and installers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during 2012. During 2011, The Company granted terms extensions with certain customers in the North American aftermarket. As a result, the Company has one VCS customer that accounts for 19% of the Company’s net accounts receivable balance as of December 31, 2012. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31 2012	December 31 2011	Balance Sheet Location	December 31 2012	December 31 2011
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(10)	$(36)
				Other noncurrent liabilities	—	(8)
Commodity contracts	Other current liabilities	2	—	Other current liabilities	(1)	(16)
Foreign currency contracts	Other current liabilities	—	3		—	—

		$2	$3		$(11)	$(60)

Derivatives not designated as cash flow hedging instruments:

Foreign currency contracts		$—	$—	Other current liabilities	$(10)	$—

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2012:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$(4)	Interest expense, net	$(38)
Commodity contracts	7	Cost of products sold	(10)
Foreign currency contracts	(2)	Cost of products sold	1

	$1		$(47)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)
Foreign currency contracts	Other expense, net	$(10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2011:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(Millions of Dollars)
Interest rate swap contracts	$(13)	Interest expense, net	$(39)		$—
Commodity contracts	(22)	Cost of products sold	5	Other expense, net	(1)
Foreign currency contracts	3	Cost of products sold	—		—

	$(32)		$(34)		$(1)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2010:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at December 31, 2012 and 2011 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
December 31, 2012:
Interest rate swap contracts	$(10)	$(10)	C
Commodity contracts	1	1	C
Foreign currency contracts	(10)	(10)	C
December 31, 2011:
Interest rate swap contracts	$(44)	$(44)	C
Commodity contracts	(16)	(16)	C
Foreign currency contracts	3	3	C

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table presents the Company’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2012:

	Total	Level 1	Level 2	Level 3	Valuation Technique
	(Millions of Dollars)
U.S. Plans:
Cash	$34	$34	$—	$—	A
Investments with registered investment companies:
Equity securities	257	257	—	—	A
Fixed income securities	143	143	—	—	A
Real estate and other	4	4	—	—	A
Equity securities	217	217	—	—	A
Fixed income collective trust	45	—	45	—	B
Debt securities:
Corporate and other	37	—	37	—	B
Government	27	—	27	—	A
Hedge funds	14	—	—	14	A,C

	$778	$655	$109	$14

Non-U.S. Plans:
Insurance contracts	$42	$—	$—	$42	B
Investments with registered investment companies:
Fixed income securities	10	10	—	—	A
Equity securities	1	1	—	—	A
Corporate bonds	2	—	2	—	B

	$55	$11	$2	$42

The following table summarizes the activity for the U.S. plan assets classified in level 3:

	Balance at January 1, 2012	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into/(Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2012
	(Millions of Dollars)
Assets
Hedge funds and other	$—	$2	$12	$—	$—	$—	$14

The following table summarizes the activity for the non-U.S. plan assets classified in level 3:

	Balance at January 1, 2012	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into/(Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2012
	(Millions of Dollars)
Assets
Insurance contracts	$35	$1	$7	$(2)	$—	$1	$42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table presents the Company’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2011:

	Total	Level 1	Level 2	Level 3	Valuation Technique
	(Millions of Dollars)
U.S. Plans:
Amounts due from broker	$669	$669	$—	$—	A
Investments with registered investment companies:
Equity securities	1	1	—	—	A

	$670	$670	$—	$—

Non-U.S. Plans:
Insurance contracts	$35	$—	$—	$35	B
Cash	1	1	—	—	A
Investments with registered investment companies:
Fixed income securities	9	9	—	—	A
Equity securities	1	1	—	—	A
Corporate bonds	2	—	2	—	B

	$48	$11	$2	$35

The following table summarizes the activity for the non-U.S. plan assets classified in level 3:

	Balance at January 1, 2011	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into/(Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2011
	(Millions of Dollars)
Assets
Insurance contracts	$33	$2	$4	$(3)	$—	$(1)	$35

U.S. Plan

As of December 31, 2012, plan assets were comprised of 61% equity investments, 33% fixed income investments, and 6% in other investments which include hedge funds. Approximately 95% of the U.S. plan assets were invested in actively managed investment funds. The Company’s investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds.

The Company changed investment managers for its U.S. pension plan assets near the end of 2011. The transition was implemented on December 31, 2011 and almost all of the plan assets were sold and the proceeds reinvested as funds became available on January 3, 2012. Accordingly, the plans assets were comprised almost entirely of amounts due from broker at December 31, 2011 and then immediately reinvested beginning January 3, 2012.

Investments with registered investment companies, common and preferred stocks, and government debt securities are valued at the closing price reported on the active market on which the funds are traded. Corporate debt securities are valued by third-party pricing sources. Hedge funds and collective trusts are valued at net asset value (“NAV”) per share.

Non-U.S. Plans

The insurance contracts guarantee a minimum rate of return. The Company has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2012 and 2011 are set forth in the table below:

	Asset (Liability)	Level 3	(Loss)	Valuation Technique
	(Millions of Dollars)
December 31, 2012:
Trademarks and brand names	$231	$231	$(46)	C
Goodwill	—	—	(95)	C
Property, plant and equipment	100	100	(50)	C
Investments in non-consolidated affiliates	—	—	(2)	C
Asset retirement obligation	(8)	(8)	—	C
December 31, 2011:
Trademarks and brand names	$277	$277	$(37)	C
Goodwill	206	206	(260)	C
Property, plant and equipment	8	8	(11)	C
Asset retirement obligation	(4)	(4)	—	C

Trademarks and brand names with a carrying value of $277 million were written down to their fair value of $231 million, resulting in an impairment charge of $46 million, which was recorded within “Adjustment of assets to fair value” for the year ended December 31, 2012. Trademarks and brand names with a carrying value of $314 million were written down to their fair value of $277 million, resulting in an impairment charge of $37 million, which was recorded within “Adjustment of assets to fair value” for the year ended December 31, 2011. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.

Goodwill at two of the Company’s reporting units with a combined carrying value of $95 million was written down to its fair value of zero, resulting in a $95 million impairment charge for the year ended December 31, 2012. Goodwill at three of the Company’s reporting units with a combined carrying value of $466 million was written down to its fair value of $206 million, resulting in a preliminary impairment charge of $259 million for the year ended December 31, 2011 and a finalization impairment charge of $1 million during the first quarter of 2012. These goodwill impairment charges were recorded within “Adjustment of assets to fair value.” The estimated fair values were determined based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.

Property, plant and equipment with a carrying value of $150 million were written down to their fair value of $100 million, resulting in an impairment charge of $50 million, which was recorded within “Adjustment of assets to fair value” for the year ended December 31, 2012. Property, plant and equipment with a carrying value of $19 million were written down to their fair value of $8 million, resulting in an impairment charge of $11 million, which was recorded within “Adjustment of assets to fair value” for the year ended December 31, 2011. The Company determined the fair value of these assets through the use of valuation specialists.

Asset retirement obligations with carrying values of $8 million were established during the year ended December 31, 2012. An asset retirement obligation with a carrying value of $4 million was written down to its fair value of $2 million, resulting in a $2 million credit to impairment expense during the year ended December 31, 2011. An asset retirement obligation with a carrying value of $2 million was established in 2011 related to a facility that is closed. As the fair value of the facility did not support the capitalization of this asset retirement obligation, it was immediately impaired, resulting in a $2 million debit to impairment expense during the year ended December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

7. INVENTORY

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method at December 31, 2012 and 2011. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	December 31 2012	December 31 2011
	(Millions of Dollars)
Raw materials	$200	$177
Work-in-process	161	145
Finished products	812	717

	1,173	1,039
Inventory valuation allowance	(99)	(83)

	$1,074	$956

8. PROPERTY, PLANT AND EQUIPMENT

As a result of fresh-start reporting, PP&E that were purchased prior to January 1, 2008 were stated at estimated replacement cost, unless the expected future use of the assets indicated a lower value was appropriate. PP&E purchased since that time are recorded at cost. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $240 million, $236 million and $284 million, respectively.

PP&E consist of the following:

	Useful Life	December 31 2012	December 31 2011
		(Millions of Dollars)
Land	—	$226	$238
Buildings and building improvements	10 - 40 years	477	435
Machinery and equipment	2 - 12 years	2,420	2,116

		3,123	2,789
Accumulated depreciation		(1,152)	(934)

		$1,971	$1,855

The Company leases PP&E used in its operations. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows (in millions of dollars):

2013	$39
2014	35
2015	26
2016	22
2017	14
Thereafter	24

$160

Total rental expense under operating leases for the years ended December 31, 2012, 2011 and 2010 was $56 million, $57 million and $55 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

9. GOODWILL AND OTHER INTANGIBLE ASSETS

At December 31, 2012 and 2011, goodwill and other indefinite-lived intangible assets consist of the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(In Millions of Dollars)
Goodwill	$1,385	$(598)	$787	$1,340	$(502)	$838
Trademarks and brand names	433	(201)	232	432	(155)	277

	$1,818	$(799)	$1,019	$1,772	$(657)	$1,115

At December 31, 2012 and 2011, definite-lived intangible assets consist of the following:

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Developed technology	$117	$(53)	$64	$115	$(42)	$73
Customer relationships	562	(218)	344	541	(180)	361

	$679	$(271)	$408	$656	$(222)	$434

The Company’s net goodwill balances by reporting segment as of December 31, 2012 and 2011 are as follows:

	December 31 2012	December 31 2011
	(Millions of Dollars)
Powertrain	$480	$467
Vehicle Components Solutions	307	371

	$787	$838

The Company’s net trademarks and brand names balances by reporting segment as of December 31, 2012 and 2011 are as follows:

	December 31 2012	December 31 2011
	(Millions of Dollars)
Vehicle Components Solutions	$228	$274
Powertrain	4	3

	$232	$277

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following is a rollforward of the Company’s goodwill and other intangible assets (net) for the years ended December 31, 2012 and 2011:

	Net Goodwill	Trademarks and Brand Names	Total Goodwill and Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)
	(In Millions of Dollars)
Balance at January 1, 2011	$1,117	$314	$1,431	$484
2011 impairment	(259)	(37)	(296)	—
Tax adjustment	(19)	—	(19)	—
Amortization expense	—	—	—	(48)
Foreign currency	(1)	—	(1)	(2)

Balance at December 31, 2011	838	277	1,115	434
2011 impairment finalization	(1)	—	(1)	—
2012 impairment	(95)	(46)	(141)	—
Alleged defective products liability adjustment	36	—	36	—
Property, plant and equipment adjustment	8	—	8	—
BERU acquisition	—	1	1	22
Amortization expense	—	—	—	(49)
Foreign currency	1	—	1	1

Balance at December 31, 2012	$787	$232	$1,019	$408

Goodwill

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

During the fourth quarter of 2012, the Company determined that it was not properly accounting for alleged defective products as it was recording an expense when a claim was made by a customer as opposed to at point of sale. The Company performed an analysis and determined that it needed to increase its alleged defective products liability by $37 million as of December 31, 2012. As this error predates the Company’s emergence from bankruptcy on December 27, 2007, a $36 million increase to its alleged defective products liability should have been recorded at December 31, 2007 with a direct offset to goodwill.

Due to this retrospective increase in goodwill, the Company re-performed its goodwill impairment testing from 2008 to 2011 and discovered that a previous fresh-start adjustment identified and recorded in 2009 increasing goodwill by $13 million had been incorrectly assigned to one reporting unit instead of being allocated across all reporting units. This specific reporting unit’s goodwill was significantly impaired during the Company’s 2011 annual impairment test, $13 million of which was on goodwill that should not have been assigned to this reporting unit. After properly allocating goodwill to the Company’s reporting units as of December 31, 2007 and re-performing its goodwill impairment testing, the Company determined that the impact to impairment charges taken in each of the years 2008, 2009, 2010 and 2011 was not material to any individual year and the cumulative impact on impairment charges since the December 31, 2007 fresh-start reporting date was less than $1 million.

In June 2012, the Company entered into a definitive agreement to purchase the BERU spark plug business from BorgWarner, Inc. These spark plugs are manufactured in France and Germany and are sold to European original

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

equipment manufacturers. The purchase closed at the end of September 2012 for $52 million, net of cash acquired. The Company has performed a preliminary allocation of the purchase price in accordance with FASB ASC Topic 805, Business Combinations. The Company is utilizing a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company has preliminarily recorded $22 million of definite-lived intangible assets (primarily customer relationships) and $1 million of indefinite-lived intangible assets (trademarks) associated with this acquisition.

Effective September 1, 2012, the Company re-segmented its business (see Note 22 for further details). Given the business realignments that occurred due to this re-segmentation and the fact that some reporting units containing goodwill under the former segmentation were being divided within the new Company structure thus requiring the Company to determine the relative fair value of these divided reporting units in order to allocate goodwill, the Company deemed it prudent to perform an interim goodwill impairment test in accordance with FASB ASC 350. As a result of this interim testing, one divided reporting unit that received a relative fair value goodwill allocation of $3 million had a carrying value in excess of fair value, thus requiring the Company to recognize a full impairment charge of $3 million in the third quarter of 2012.

In the second quarter of 2012, the Company determined that goodwill impairment indicators existed in the Company’s friction reporting unit, including lower than expected profits and cash flows due to continued lower aftermarket volumes, further product mix shifts and pressure on margins. In response to these trends, the Company’s board of directors approved a restructuring plan to reduce or eliminate capacity at several high cost facilities and transfer production to lower cost locations. The friction reporting unit goodwill was tested for impairment in accordance with the FASB ASC 350 during the second quarter of 2012. The fair value of friction reporting unit did not support the recorded goodwill and accordingly the Company recognized a full impairment charge of $91 million in the second quarter of 2012.

In the first quarter of 2012, the Company increased goodwill and decreased PP&E by $8 million to correct for PP&E that were incorrectly valued in fresh-start accounting. During 2011, the Company corrected $19 million of tax adjustments that were improperly recorded to goodwill during fresh-start accounting.

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

Other Intangible Assets

The Company performs its annual trademarks and brand names impairment analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC 350. In connection with the September 1, 2012 goodwill impairment test, the Company also performed its trademarks and brand names impairment analysis as of September 1, 2012. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Based upon this annual analysis, the Company recognized a $33 million impairment charge in the third quarter of 2012.

The Company performed a trademarks and brand names impairment analysis in accordance FASB ASC 350 during the second quarter of 2012 due to noted impairment indicators. Based upon this analysis, the Company recognized a $13 million impairment charge in the second quarter of 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company recorded amortization expense of $49 million, $48 million and $49 million associated with definite-lived intangible assets during the years ended December 31, 2012, 2011 and 2010, respectively. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets. The Company’s developed technology intangible assets have useful lives of between 10 and 14 years. The Company’s customer relationships intangible assets have useful lives of between 1 and 16 years. The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows (in millions of dollars):

2013	$48
2014	48
2015	48
2016	46
2017	46
Thereafter	172

$408

10. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, Italy, Korea, Turkey and the United States. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	December 31 2012	December 31 2011
	(Millions of Dollars)
Investments in non-consolidated affiliates	$240	$228

Direct ownership percentages	2% to 50%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Equity earnings of non-consolidated affiliates	$34	$37	$32
Cash dividends received from non-consolidated affiliates	31	16	43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following tables present selected aggregated financial information of the Company’s non-consolidated affiliates:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Statements of Operations
Sales	$682	$744	$605
Gross margin	151	138	135
Income from continuing operations	91	101	90
Net income	79	88	72

	December 31	December 31
	2012	2011
	(Millions of Dollars)
Balance Sheets
Current assets	$301	$293
Noncurrent assets	343	358
Current liabilities	153	115
Noncurrent liabilities	39	23

The Company holds a 50% non-controlling interest in a joint venture located in Turkey (“Turkey JV”). The Turkey JV was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. The Company purchases/sells inventory from/to the Turkey JV. Purchases from the Turkey JV for the years ended December 31, 2012, 2011 and 2010 were $150 million, $171 million and $127 million, respectively. Sales to the Turkey JV for the years ended December 31, 2012, 2011 and 2010 were $45 million, $46 million and $36 million, respectively. The Company had net accounts payable balances with the Turkey JV of $5 million and $6 million as of December 31, 2012 and 2011, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

11. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31
	2012	2011
	(Millions of Dollars)
Accrued compensation	$153	$163
Accrued rebates .	113	109
Alleged defective products .	42	5
Non-income tax payable	36	25
Accrued product returns	22	16
Accrued professional services	17	14
Accrued income taxes	15	24
Restructuring liabilities	12	8
Accrued warranty	12	2
Other	1	1

	$423	$367

During the fourth quarter of 2012, the Company determined that it was not properly accounting for alleged defective products as it was recording an expense when a claim was made by a customer as opposed to at point of sale. The Company performed an analysis and determined that it needed to increase its alleged defective products liability by $37 million to $42 million as of December 31, 2012. See Note 9 for additional error correction details.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

fresh-start reporting, and is being amortized as interest expense over the terms of each of the underlying components of the Debt Facilities. Interest expense associated with the amortization of this fair value adjustment, recognized in the Company’s consolidated statements of operations, consists of the following:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Amortization of fair value adjustment	$22	$23	$22

Debt consists of the following:

	December 31
	2012	2011
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan .	1,862	1,882
Tranche C term loan .	950	960
Debt discount	(52)	(74)
Other debt, primarily foreign instruments .	67	61

	2,827	2,829
Less: short-term debt, including current maturities of long-term debt	(94)	(88)

Total long-term debt	$2,733	$2,741

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

The Debt Facilities contain some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates and v) dividends and other payments in respect of capital stock. Per the terms of the credit facility, $50 million of the Tranche C Term Loan proceeds were deposited in a Term Letter of Credit Account. The Company was in compliance with all debt covenants as of December 31, 2012.

The revolving credit facility has an available borrowing base of $451 million and $496 million as of December 31, 2012 and 2011, respectively. The Company had $37 million and $38 million of letters of credit outstanding at December 31, 2012 and 2011, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Estimated fair values of the Company’s Debt Facilities were:

	Estimated Fair Value (Level 1)	Carrying Value in Excess of Fair Value	Valuation Technique
	(Millions of Dollars)
December 31, 2012:
Debt Facilities	$2,587	$173	A
December 31, 2011:
Debt Facilities	$2,660	$108	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of December 31, 2012 and 2011. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 6, Fair Value Measurements, for definitions of input levels and valuation techniques.

The Company has the following contractual debt obligations outstanding at December 31, 2012 (in millions of dollars):

2013	$94
2014	1,852
2015	931
2016	1
2017	1

Total	$2,879

The weighted average cash interest rates for debt were approximately 2.6% and 3.7% as of December 31, 2012 and 2011, respectively. Interest paid on debt in 2012, 2011 and 2010 was $106 million, $104 million and $107 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

13. PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors defined benefit pension plans (“Pension Benefits”) and postretirement health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world. Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans and postemployment benefits other than pensions are accounted for in accordance with FASB ASC Topic 715, Compensation – Retirement Benefits (“FASB ASC 715”).

The measurement date for all defined benefit plans is December 31. The following provides a reconciliation of the plans’ benefit obligations, plan assets, funded status and recognition in the consolidated balance sheets:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,227	$1,151	$362	$352	$350	$366
Service cost	21	19	9	9	1	1
Interest cost	53	58	16	17	14	18
Benefits paid	(62)	(60)	(21)	(22)	(29)	(30)
Medicare subsidies received	—	—	—	—	3	3
Plan amendments	—	—	1	—	(16)	(4)
Curtailments	(16)	—	—	—	—	—
Settlements	(4)	—	—	—	—	—
Contractual termination benefit	6	—	—	—	—	—
Actuarial losses (gains) and changes in actuarial assumptions	98	59	94	21	75	(3)
Net transfers (out) in	(25)	—	3	1	(3)	—
Currency translation	—	—	10	(16)	—	(1)

Benefit obligation, end of year	$1,298	$1,227	$474	$362	$395	$350

Change in plan assets:
Fair value of plan assets, beginning of year	$670	$662	$48	$48	$—	$—
Actual return on plan assets	82	9	3	2	—	—
Company contributions	93	64	24	23	26	27
Benefits paid	(62)	(60)	(21)	(22)	(29)	(30)
Expenses	(5)	(5)	—	—	—	—
Medicare subsidies received	—	—	—	—	3	3
Currency translation	—	—	1	(3)	—	—

Fair value of plan assets, end of year	$778	$670	$55	$48	$—	$—

Funded status of the plan	$(520)	$(557)	$(419)	$(314)	$(395)	$(350)

Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$—	$—	$2	$2	$—	$—
Current liabilities	(3)	(3)	(15)	(14)	(29)	(26)
Noncurrent liabilities	(517)	(554)	(406)	(302)	(366)	(324)

Net amount recognized	$(520)	$(557)	$(419)	$(314)	$(395)	$(350)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$435	$415	$107	$36	$113	$41
Prior service cost (credit)	—	—	4	3	(75)	(124)

Total	$435	$415	$111	$39	$38	$(83)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

U. S. Pension Plan

In the fourth quarter of 2012, the Company froze contributions credits under its U.S. qualified pension plan for salaried and non-union hourly employees. The elimination of benefit accruals related to participants’ future service is treated as a curtailment and is shown as a $16 million reduction to the benefit obligation.

U.S. Welfare Benefit Plan

In July 2012, as a result of contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the benefits under the U.S. Welfare Benefit Plan were eliminated for the location’s active participants. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in accumulated other comprehensive income (“AOCI”). The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2012. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.

In December 2011, the Company ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the Company’s U.S. Welfare Benefit Plan triggered the recognition of a $1 million OPEB curtailment gain, which was recognized in the consolidated statements of operations during the fourth quarter of 2011.

On May 6, 2010, the Company approved an amendment to its U.S. Welfare Benefit Plan which eliminated OPEB for certain salaried and non-union hourly employees and retirees effective July 1, 2010. Given that this event eliminated the accrual of defined benefits for a significant number of active participants, the Company re-measured its OPEB obligation. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $162 million prior service credit in AOCI. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $4 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the second quarter of 2010. The calculation of the curtailment excluded the newly created prior service credit.

On July 23, 2010, as a result of contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the benefits under the U.S. Welfare Benefit Plan were eliminated. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $2 million prior service credit in AOCI. The corresponding reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants also triggered the recognition of a $24 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2010.

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	3.70%	4.50%	2.99%	4.69%	3.60%	4.45%
Rate of compensation increase	—	3.50%	3.13%	3.16%	—	—

Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011
Discount rate	4.50%	5.15%	4.69%	4.92%	4.45%	5.10%
Expected return on plan assets	7.60%	8.50%	5.27%	5.34%	—	—
Rate of compensation increase	3.50%	3.50%	3.16%	3.18%	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

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

The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan’s objectives. It is intended to reduce risk, provide long-term financial stability for the plan and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the diversification of plan assets. The Company’s investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds. Approximately 87% of the U.S. plan assets will be invested in actively managed investment funds.

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

Refer to Note 6, “Fair Value Measurements,” for more detail surrounding the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans’ assets, at December 31, 2012 and 2011.

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2012	2011	2012	2011	2012	2011
	(Millions of Dollars)
Projected benefit obligation	$1,298	$1,227	$472	$359	$395	$350
Fair value of plan assets	778	670	51	44	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	2012	2011	2012	2011
	(Millions of Dollars)
Projected benefit obligation	$1,298	$1,227	$471	$359
Accumulated benefit obligation	1,298	1,213	436	338
Fair value of plan assets	778	670	50	44

The accumulated benefit obligation for all pension plans is $1,735 million and $1,554 million as of December 31, 2012 and 2011, respectively.

Components of net periodic benefit cost (credit) for the years ended December 31:

	Pension Benefits						Other Postemployment
	United States Plans			Non-U.S. Plans			Benefits
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(Millions of Dollars)
Service cost	$21	$19	$21	$9	$9	$8	$1	$1	$1
Interest cost	53	58	61	16	17	16	14	18	21
Expected return on plan assets	(52)	(55)	(50)	(2)	(3)	(2)	—	—	—
Amortization of actuarial losses	35	24	25	—	—	—	2	1	—
Amortization of prior service credit	—	—	—	1	—	—	(14)	(16)	(12)
Settlement gain	(1)	—	—	—	—	—	—	—	—
Curtailment gain	(1)	—	—	—	—	—	(51)	(1)	(29)

Net periodic cost (credit)	$55	$46	$57	$24	$23	$22	$(48)	$3	$(19)

Amounts in “Accumulated other comprehensive loss” expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Pension Benefits		Other Postemployment Benefits
	United States	Non-U.S. Plans
	(Millions of Dollars)
Amortization of actuarial losses	$14	$8	$6
Amortization of prior service cost	—	—	(11)

Total	$14	$8	$(5)

The assumed health care and drug cost trend rates used to measure next year’s postemployment healthcare benefits are as follows:

	Other Postemployment Benefits
	2012	2011
Health care cost trend rate	7.25%	7.63%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2018	2018
Drug cost trend rate	8.38%	8.94%
Ultimate drug cost trend rate	5.00%	5.00%
Year ultimate drug cost trend rate reached	2018	2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The assumed health care cost trend rate has a significant impact on the amounts reported for Other Postemployment Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 basis point (“bp”) increase in health care cost trend rate	$1	$27
100 bp decrease in health care cost trend rate	(1)	(23)

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s 2012 funding requirements.

	Pension Benefits						Other Postemployment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2013 pension expense	Change in PBO	Change in accumulated OCL	Change in 2013 pension expense	Change in PBO	Change in accumulated OCL	Change in 2013 expense	Change in PBO
	(Millions of dollars)
25 bp decrease in discount rate	$—	$35	$(35)	$1	$15	$(15)	$—	$9
25 bp increase in discount rate	—	(34)	34	(1)	(14)	14	—	(9)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

Projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Postemployment Benefits
	United States	Non-U.S. Plans
	(Millions of Dollars)
2013	$81	$27	$30
2014	80	24	30
2015	81	25	30
2016	83	24	29
2017	78	25	29
Years 2018 - 2022	413	134	128

The Company expects to contribute approximately $82 million to its pension plans in 2013.

Defined Contribution Pension Plans

The Company also maintains certain defined contribution pension plans for eligible employees. The total expenses attributable to the Company’s defined contribution savings plan were $25 million, $25 million and $23 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The amounts contributed to defined contribution pension plans include contributions to multi-employer plans in France, Italy and the United States of $1 million during each of the years ended December 31, 2012, 2011 and 2010. None of the multiemployer plans in which the Company participates are individually significant.

Other Benefits

The Company accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC 712. The liabilities for such U.S. and European postemployment benefits were $34 million and $36 million at December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

14. INCOME TAXES

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of (loss) income from continuing operations before income taxes consist of the following:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Domestic	$(102)	$(238)	$(3)
International	(37)	172	182

Total	$(139)	$(66)	$179

Significant components of the benefit (expense) for income taxes are as follows:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Current:
Federal, state and local	$(2)	$6	$1
International	(47)	(40)	(54)

Total current	(49)	(34)	(53)
Deferred:
Federal, state and local	32	9	(3)
International	46	8	44

Total deferred	78	17	41

	$29	$(17)	$(12)

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax benefit (expense) is:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Income tax benefit (expense) at United States statutory rate	$49	$23	$(63)
Tax effect from:
Goodwill impairment	(34)	(91)	—
U.S. income inclusions from foreign subsidiaries	(27)	(33)	(43)
Non-consolidated foreign affiliates	11	10	8
Tax holidays, incentives and minimum tax	9	13	9
Foreign rate variance	13	9	8
State income taxes	(1)	(1)	(1)
Uncertain tax positions and assessments	335	25	1
Valuation allowances	(334)	27	75
Other	8	1	(6)

Income tax benefit (expense)	$29	$(17)	$(12)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table summarizes the Company’s total benefit (provision) for income taxes by component:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Income tax benefit (expense)	$29	$(17)	$(12)
Adjustments to goodwill	—	20	16
Allocated to equity:
Postemployment benefits	(71)	(37)	(23)
Derivatives	18	1	4
Foreign currency translation	(2)	4	—
Valuation allowances	29	32	17

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2012	2011
	(Millions of Dollars)
Deferred tax assets
Net operating loss carryforwards	$777	$484
Postemployment benefits, including pensions	414	371
Reorganization costs	51	78
Inventory	46	31
Other temporary differences	94	58
Tax credits	126	113

Total deferred tax assets	1,508	1,135
Valuation allowances for deferred tax assets	(1,223)	(824)

Net deferred tax assets	285	311
Deferred tax liabilities
Investment in U.S. subsidiaries	(307)	(366)
Intangible assets	(199)	(240)
Fixed assets	(30)	(61)

Total deferred tax liabilities	(536)	(667)

	$(251)	$(356)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	December 31
	2012	2011
	(Millions of Dollars)
Assets:
Prepaid expenses and other current assets	$42	$39
Other noncurrent assets	95	39
Liabilities:
Other current liabilities	—	—
Long-term portion of deferred income taxes	(388)	(434)

	$(251)	$(356)

The Company continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2012, the Company had valuation allowances of $849 million related to tax loss and credit carryforwards. The current and future provision for income taxes may be significantly impacted by changes to valuation allowances in certain countries. These allowances will be maintained

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

until it is more likely than not that the deferred tax assets will be realized. The future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

At December 31, 2012, the Company had a deferred tax asset before valuation allowance of $903 million for tax loss carryforwards and tax credits, including: $507 million in the United States with expiration dates from 2013 through 2032; $199 million in the United Kingdom with no expiration date; and $197 million in other jurisdictions with various expiration dates.

Income taxes paid, net of income tax refunds received, were $56 million, $43 million and $43 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company did not record taxes on its undistributed earnings of $719 million at December 31, 2012 since these earnings are considered by the Company to be permanently reinvested. If at some future date these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.

As of December 31, 2012, the Company had $467 million of cash and cash equivalents, of which $219 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, the Company asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, the Company will accrue any applicable taxes in the period when the Company no longer intends to indefinitely reinvest these funds. The Company would expect that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.

At December 31, 2012, 2011 and 2010, the Company had total unrecognized tax benefits of $69 million, $375 million and $399 million, respectively. Of these totals, $39 million, $66 million and $76 million, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rates. The total unrecognized tax benefits differ from the amounts which would affect the effective tax rates primarily due to the impact of valuation allowances.

A summary of the changes in the gross amount of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 are shown below:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Change in unrecognized tax benefits
Balance at January 1	$375	$399	$419
Additions based on tax positions related to the current year	7	6	6
Additions for tax positions of prior years	10	22	6
Decreases for tax positions of prior years	(9)	(20)	(8)
Decreases for statute of limitations expiration	(13)	(8)	(18)
Settlements	(300)	(21)	(5)
Impact of currency translation	(1)	(3)	(1)

Balance at December 31	$69	$375	$399

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2012, 2011 and 2010, the Company recorded $15 million, $13 million and $16 million, respectively, in liabilities for tax-related net interest and penalties on its consolidated balance sheet. During the years ended December 31, 2012, 2011 and 2010, the Company recorded tax expenses related to a net increase (decrease) in its liability for interest and penalties of $2 million, $(3) million and $3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company operates in multiple jurisdictions throughout the world. The Company is no longer subject to U.S. federal tax examinations for years before 2010 or state and local for years before 2008, with limited exceptions. Furthermore, the Company is no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 2005. The income tax returns of foreign subsidiaries in various tax jurisdictions are currently under examination.

The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $22 million in the next 12 months due to audit settlements or statute expirations, of which approximately $5 million, if recognized, could impact the effective tax rate.

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

Total environmental liabilities, determined on an undiscounted basis are included in the consolidated balance sheets as follows:

	December 31	December 31
	2012	2011
	(Millions of Dollars)
Other current liabilities	$6	$5
Other accrued liabilities (noncurrent)	9	11

	$15	$16

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2012, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $43 million.

Asset Retirement Obligations

The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC 410. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. ARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique.

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

The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	December 31	December 31
	2012	2011
	(Millions of Dollars)
Other current liabilities	$3	$1
Other accrued liabilities (noncurrent)	26	21

	$29	$22

The following is a rollforward of the Company’s ARO liability for the two years ended December 31, 2012 (in millions of dollars):

Balance at January 1, 2011	$25
Liabilities incurred	2
Liabilities settled/adjustments	(5)

Balance at December 31, 2011	22
Liabilities incurred	9
Liabilities settled/adjustments	(2)

Balance at December 31, 2012	$29

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

16. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following:

	December 31
	2012	2011
	(Millions of Dollars)
Foreign currency translation adjustments and other	$(242)	$(298)
Hedge instruments	(8)	(56)
Income taxes	(16)	(14)

Hedge instruments, including tax impact	(24)	(70)
Postemployment benefits	(601)	(361)
Income taxes	17	(10)

Postemployment benefits, including tax impact	(584)	(371)

	$(850)	$(739)

17. WARRANTS

On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of December 31, 2012.

18. STOCK-BASED COMPENSATION

CEO Stock-Based Compensation Agreements

Effective March 31, 2012, José Maria Alapont retired as president and chief executive officer of the Company. Mr. Alapont’s retirement had no accounting impact on either the stock options or the deferred compensation agreement discussed below.

On March 23, 2010, the Company entered into the Second Amended and Restated Employment Agreement, which extended José Maria Alapont’s employment with the Company for three years. Also on March 23, 2010, the Company amended and restated the Stock Option Agreement by and between the Company and Mr. Alapont dated as of February 15, 2008 (the “Restated Stock Option Agreement”). The Restated Stock Option Agreement removed Mr. Alapont’s put option to sell stock received from a stock option exercise to the Company for cash. The Restated Stock Option Agreement provides for pay out of any exercise of Mr. Alapont’s stock options in stock or, at the election of the Company, in cash. The awards were previously accounted for as liability awards based on the optional cash exercise feature, however the accounting impact associated with this modification is that the options are now considered an equity award as of March 23, 2010. The Company revalued the 4,000,000 stock options granted to Mr. Alapont at March 23, 2010, resulting in a revised fair value of $27 million. This amount was reclassified from “Other accrued liabilities” to “Additional paid-in capital” due to their equity award status. As these stock options were fully vested as of March 23, 2010, no further expense related to these options was recognized subsequent to that date. These options had an intrinsic value of zero as of December 31, 2011. These options expired on June 29, 2012.

Mr. Alapont’s Deferred Compensation Agreement was also amended and restated on March 23, 2010. The amended and restated agreement included no changes that impacted the accounting for this agreement. Mr. Alapont received his payout associated with this agreement of $9.7 million (500,000 shares of stock multiplied by the March 23, 2010 stock price of $19.46) on October 3, 2012. The Company recognized $1 million, $1 million and $2 million in expense associated with Mr. Alapont’s Deferred Compensation Agreement during the years ended December 31, 2012, 2011 and 2010, respectively. The Deferred Compensation Agreement had an intrinsic value of $9.7 million as of December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Deferred Compensation Agreement fair values were estimated using the Monte Carlo valuation model with the following assumptions:

	December 31
	2011	2010
Exercise price of options connected to deferred compensation	$19.50	$19.50
Expected volatility	60%	58%
Expected dividend yield .	0%	0%
Risk-free rate over the estimated expected life	0.17%	0.59%
Expected life (in years)	1.5	2.0
Fair value (in millions)	$8.0	$6.6
Fair value of vested portion (in millions)	$8.0	$6.6

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

Stock Appreciation Rights

A summary of the Company’s stock appreciation rights (“SARs”) activity on an annual basis since inception is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)
Outstanding at January 1, 2010	—	$—
Granted	437	17.16
Forfeited	(36)	17.16

Outstanding at December 31, 2010	401	$17.16	4.2	$1
Granted	1,043	21.03
Exercised	(34)	19.49
Forfeited	(22)	20.18

Outstanding at December 31, 2011	1,388	$19.96	3.9	$—
Granted	809	17.64
Forfeited	(311)	18.50

Outstanding at December 31, 2012	1,886	$19.21	3.4	$—

Exercisable at December 31, 2012	785	$19.46	3.2	$—

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,043,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company valued the 2012 SARs, the 2011 SARs and the 2010 SARs at December 31, 2012 resulting in fair values of $0.8 million, $0.4 million and $0.1 million, respectively. The Company recognized SARs income of $4 million and $1 million for the years ended December 31, 2012 and 2011, respectively. The Company recognized SARs expense of $1 million for the year ended December 31, 2010. The SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	December 31, 2012			December 31, 2011		Dec 31, 2010
	2012 SARs	2011 SARs	2010 SARs	2011 SARs	2010 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.16	$21.03	$17.16	$17.16
Expected volatility	56%	56%	56%	60%	60%	58%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Expected forfeitures	0%	0%	0%	0%	0%	0%
Risk-free rate over the expected life	0.30%	0.23%	0.17%	0.29%	0.20%	0.86%
Expected life (in years)	2.5	1.7	1.1	2.5	1.8	2.7
Fair value (in millions)	$0.8	$0.4	$0.1	$3.9	$1.5	$3.6
Fair value of vested portion (in millions)	$0.2	$0.2	$—	$0.9	$0.5	$—

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

The Company recognized $2 million and $3 million in expense during the years ended December 31, 2011 and 2010, respectively, associated with incentive compensation earned during those years that are paid out through the granting of SARs in February of the subsequent year. The Company will not issue SARs in February 2013.

19. (LOSS) INCOME PER SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted (loss) income per common share:

	Year Ended December 31
	2012	2011	2010
	(In Millions of Dollars, Except Per Share Amounts)
Net (loss) income attributable to Federal-Mogul shareholders	$(117)	$(90)	$161
Weighted average shares outstanding, basic (in millions)	98.9	98.9	98.9
Incremental shares on assumed conversion of deferred compensation stock (in millions)	0.5	0.5	0.5

Weighted average shares outstanding, diluted (in millions)	99.4	99.4	99.4
Net (loss) income per share attributable to Federal-Mogul:
Basic	$(1.18)	$(0.91)	$1.63
Diluted	$(1.18)	$(0.91)	$1.62

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The Company had losses for the years ended December 31, 2012 and December 31, 2011. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share.

Warrants to purchase 6,951,871 common shares were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares during the years ended December 31, 2012, 2011 and 2010. Options to purchase 4,000,000 common shares, which expired on June 29, 2012, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares during the years ended December 31, 2012, 2011 and 2010.

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

Real and personal property:
Property, plant and equipment	$13
Inventory	6
Incremental costs incurred to restore operations	2

$21

The following table presents a rollforward of the insurance recoverable for the year ended December 31, 2012 (in millions of dollars):

Insurance recoverable as of December 31, 2011	$21
Cash advance from insurance carrier	(30)
Incremental costs incurred to restore operations	9

Insurance recoverable as of December 31, 2012	$—

The insurance recoverable of $21 million was classified within the balance sheet as of December 31, 2011 as “Prepaid expenses and other current assets.”

21. SUBSEQUENT EVENT

In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities (with a focus on closing or downsizing manufacturing facilities, primarily in Western Europe) in order to improve operating performance. The restructuring is intended to take place from 2013-2015 and the specific details of the plans, including the impacted facilities, are not yet finalized and subject to Board review.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

22. OPERATIONS BY REPORTING SEGMENT AND GEOGRAPHIC AREA

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

The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA provides supplemental information for management and investors to evaluate the operating performance of its business. Management uses and believes that investors benefit from referring to Operational EBITDA in assessing the Company’s operating results, as well as in planning, forecasting and analyzing future periods as this financial measure approximates the cash flow associated with the operational earnings of the Company. Additionally, Operational EBITDA presents measures of corporate performance exclusive of the Company’s capital structure and the method by which assets were acquired and financed.

During the third quarter of 2012, the Company adjusted its definition of Operational EBITDA to include the service cost component of its U.S. based funded pension plan. Previously, all components of U.S. based funded pension expense were excluded from Operational EDITDA on a total Company basis. Accordingly, Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan and OPEB curtailment gains or losses. Prior periods have been reclassified to conform with the presentation used in this filing.

Net sales:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Powertrain	$4,118	$4,316	$3,660
Vehicle Components Solutions	2,937	3,033	2,992
Inter-segment eliminations	(391)	(439)	(433)

Total	$6,664	$6,910	$6,219

Cost of products sold:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Powertrain	$(3,662)	$(3,747)	$(3,191)
Vehicle Components Solutions	(2,475)	(2,509)	(2,448)
Inter-segment eliminations	391	439	433

Total Reporting Segment	(5,746)	(5,817)	(5,206)
Corporate	(7)	(5)	(6)

Total Company	$(5,753)	$(5,822)	$(5,212)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

Gross margin:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Powertrain	$456	$569	$469
Vehicle Components Solutions	462	524	544

Total Reporting Segment	918	1,093	1,013
Corporate	(7)	(5)	(6)

Total Company	$911	$1,088	$1,007

Operational EBITDA and the reconciliation to net (loss) income were as follows:

	Year Ended December 31
	2012	2011	2010
	(Millions of Dollars)
Powertrain	$283	$428	$352
Vehicle Components Solutions	200	255	300

Total Operational EBITDA	483	683	652
Items required to reconcile Operational EBITDA to net (loss) income:
Depreciation and amortization	(289)	(284)	(333)
Interest expense, net	(128)	(127)	(129)
Adjustment of assets to fair value	(194)	(307)	(2)
Non-service cost components associated with the U.S. based funded pension plan	(35)	(25)	(33)
Restructuring expense, net	(26)	(5)	(8)
OPEB curtailment gains	51	1	29
Income tax benefit (expense)	29	(17)	(12)
Other	(1)	(2)	3

Net (loss) income	$(110)	$(83)	$167

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

	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2012	2011	2012	2011	2010	2012	2011	2010
	(Millions of Dollars)
Powertrain	$3,168	$3,061	$285	$266	$175	$169	$161	$191
Vehicle Components Solutions	3,242	3,208	86	68	58	99	101	119

Total Reporting Segment	6,410	6,269	371	334	233	268	262	310
Corporate	517	760	16	14	18	21	22	23

Total Company	$6,927	$7,029	$387	$348	$251	$289	$284	$333

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

The following table shows geographic information:

	Net Sales			Net PPE
	Year Ended December 31			December 31
	2012	2011	2010	2012	2011
	(Millions of Dollars)
United States	$2,584	$2,529	$2,433	$554	$521
Germany	1,163	1,288	1,054	399	388
France	436	520	475	93	84
Mexico	312	292	259	122	109
China	288	262	211	126	127
Belgium	286	299	275	24	22
Italy	263	302	277	71	75
United Kingdom	260	284	258	76	68
India	229	251	206	146	137
Other	843	883	771	360	324

	$6,664	$6,910	$6,219	$1,971	$1,855

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – Continued

23. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly operating results of the Company for 2012 and 2011, and the audited results of the Company for the years ended December 31, 2012 and 2011.

	First	Second	Third	Fourth	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2012:
Net sales	$1,764	$1,704	$1,602	$1,595	$6,664
Gross margin	277	255	212	168	911
Net (loss) income attributable to Federal-Mogul*	32	(59)	(11)	(80)	(117)
Net (loss) income per basic share attributable to Federal-Mogul	0.32	(0.60)	(0.11)	(0.81)	(1.18)
Net (loss) income per diluted share attributable to Federal-Mogul	0.32	(0.60)	(0.11)	(0.81)	(1.18)
Weighted avg. shares outstanding – basic (in millions)	98.9	98.9	98.9	98.9	98.9
Weighted avg. shares outstanding – diluted (in millions)	99.4	99.4	99.4	99.4	99.4
Stock price:
High	$17.97	$17.20	$11.79	$10.18
Low	$14.80	$9.96	$8.67	$6.90
Dividend per share	—	—	—	—

	First	Second	Third	Fourth	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2011:
Net sales	$1,724	$1,800	$1,732	$1,654	$6,910
Gross margin	279	299	263	247	1,088
Net (loss) income attributable to Federal-Mogul*	51	64	34	(239)	(90)
Net (loss) income per basic share attributable to Federal-Mogul	0.52	0.65	0.34	(2.42)	(0.91)
Net (loss) income per diluted share attributable to Federal-Mogul	0.51	0.64	0.34	(2.42)	(0.91)
Weighted avg. shares outstanding – basic (in millions)	98.9	98.9	98.9	98.9	98.9
Weighted avg. shares outstanding – diluted (in millions)	99.7	99.8	99.4	99.4	99.4
Stock price:
High	$26.00	$27.20	$23.99	$19.28
Low	$18.91	$19.61	$14.11	$13.06
Dividend per share	—	—	—	—

*	The Company’s results were impacted by the following:

-	Quarter ended December 31, 2012: The Company recognized adjustment of assets to fair value of $20 million, partially offset by $5 million of tax benefit.

-	Quarter ended September 30, 2012: The Company recognized adjustment of assets to fair value of $53 million, partially offset by $7 million of tax benefit. This net charge was more than offset by the Company’s recognition of a $51 million OPEB curtailment gain with no tax impact.

-	Quarter ended June 30, 2012: The Company recognized adjustment of assets to fair value of $119 million, partially offset by $15 million of tax benefit.

-	Quarter ended December 31, 2011: The Company recognized adjustment of assets to fair value of $304 million, partially offset by $14 million of tax benefit.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of December 31, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, at the reasonable assurance level previously described.

Internal Control over Financial Reporting

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included within this Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2012. The Company’s independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities (with a focus on closing or downsizing manufacturing facilities, primarily in Western Europe) in order to improve operating performance. The restructuring is intended to take place from 2013-2015 and the specific details of the plans, including the impacted facilities, are not yet finalized and subject to Board review.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by Item 10 regarding our directors and other corporate governance matters is incorporated by reference to the Company’s proxy statement for the 2013 annual meeting of stockholders under the captions “Election of Directors”, “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management.” The information required by Item 10 regarding the Company’s executive officers is set forth below. The information required by Item 10 regarding compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the Company’s proxy statement for the 2012 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Michael Broderick Age 44	Mr. Broderick has served as co-chief executive officer of the Company and chief executive officer of the Vehicle Components Solutions Segment since June 2012. He has more than 20 years of experience in leadership positions in the global automotive aftermarket. Prior to joining the Company in 2012, Broderick was president of CARQUEST, a leading automotive repair parts distributor, a position he held after serving as senior vice president, sales, from 2008 to 2010. From 1992 through 2008, Broderick held positions of increasing responsibility with AutoZone, Inc., ultimately holding the title of vice president, commercial sales and operations. He began his career with Minolta Business Systems and American Transit Insurance Company. Broderick earned a bachelor’s degree in business management from Assumption College in Worcester, Massachusetts.

Alan Haughie Age 49	Mr. Haughie has served as senior vice president and chief financial officer since July 2010. He served as vice president, controller and chief accounting officer of the Company from 2005 to June 2010. Prior to that, he served as director, corporate finance from 2000 to 2005, and worked as controller in the Company’s aftermarket business located in Manchester, United Kingdom, from 1999 to 2000. Prior to joining the Company in 1994, Mr. Haughie worked for Ernst & Young in the U.K. in various audit roles.

Rainer Jueckstock Age 53	Mr. Jueckstock has served as co-chief executive officer and a director of the Company and chief executive officer for the Powertrain Segment since April 2012. Mr. Jueckstock joined the Company in 1990, and has served as senior vice president, Powertrain Energy; senior vice president, powertrain operations; senior vice president, pistons, rings and liners; vice president, rings and liners; operations director, piston rings, Europe; and managing director of the Friedberg, Germany, operation. He also was sales director for rings and liners, Europe; finance controller in Burscheid, Germany; and finance manager in Dresden, Germany. Since February 2013, Mr. Jueckstock also serves on the board of directors of PLEXUS Corp.

Scott Pepin Age 45	Mr. Pepin has served as senior vice president, Global Human Resources since April 2012. Previously, Mr. Pepin was vice president, labor relations, and director of human resources, North America and Global Powertrain Energy. Mr. Pepin joined the company in 1994, and had held several positions of increasing responsibility. He was also formerly senior director, Kellogg North America, human resources and organizational development. Pepin earned a bachelor of arts degree in English and psychology from the University of Western Ontario, London, Ontario, Canada; and a bachelor of commerce degree in business administration and a master’s degree in business administration, both from The University of Windsor, Ontario, Canada.

Brett D. Pynnonen Age 44	Mr. Pynnonen has served as senior vice president, general counsel, secretary and chief compliance officer since November 2010. Mr. Pynnonen joined the Company as associate general counsel and assistant secretary in 2007. Prior to joining the Company, Mr. Pynnonen was vice president, general counsel and secretary for Covansys Corporation. Prior to that, Mr. Pynnonen was an attorney for the law firm of Butzel Long in Detroit, MI.

Jérôme Rouquet Age 45	Mr. Rouquet has served as vice president, controller and chief accounting officer of the Company since August 2010 and chief financial officer for the Vehicle Components Solutions Segment since July 2012. Mr. Rouquet joined the Company in 1996 and has held various finance positions of increasing responsibility at regional and group levels across multiple product lines and business units. Most recently he served as Finance Director, Vehicle Safety and Protection. Mr. Rouquet graduated in 1990 from the Institut Superieur de Gestion in Paris, France.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to compensation of executive officers and directors of the Company under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” in the Company’s proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for the 2013 annual meeting of stockholders under the captions “Director Independence and Controlled Company Status” and “Certain Relationships and Related-Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information with respect to the fees and services of the Company’s principal accountant under the caption “Fees of Independent Registered Public Accounting Firm” in the Company’s proxy statement for the 2013 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(Millions of Dollars)
Year ended December 31, 2012:
Valuation allowance for trade receivables	$13	$2	$—	$(2	) (1)	$13
Inventory valuation allowance	83	18	—	(2	) (2)	99
Valuation allowance for deferred tax assets	824	334	65	—		1,223
Year ended December 31, 2011:
Valuation allowance for trade receivables	$13	$3	$—	$(3	) (1)	$13
Inventory valuation allowance	86	14	—	(17	) (2)	83
Valuation allowance for deferred tax assets	871	(27)	(20)	—		824
Year ended December 31, 2010:
Valuation allowance for trade receivables	$19	$1	$—	$(7	) (1)	$13
Inventory valuation allowance	76	18	—	(8	) (2)	86
Valuation allowance for deferred tax assets	865	(75)	81	—		871

(1)	Uncollectible accounts charged off net of recoveries.
(2)	Obsolete inventory charged off.

15(b). Exhibits

The Company will furnish upon request any of the following exhibits upon payment of the Company’s reasonable expenses for furnishing such exhibit.

2.1	Agreement and Plan of Merger dated as of December 11, 2007 between Federal-Mogul Corporation and New Federal-Mogul Corporation. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 11, 2007.)

3.1	The Company’s Second Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated July 28, 2008.)

3.2	The Company’s Second Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 28, 2008.)

4.1	Federal-Mogul U.S. Asbestos Personal Injury Trust Agreement by and among the Company, the Future Claimants Representative, the Official Committee of Asbestos Claimants, the Trustees, Wilmington Trust Company, and the members of the Trust Advisory Committee, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

4.2	Registration Rights Agreement dated as of December 27, 2007 by and among the company, Thornwood Associates Limited Partnership and the Federal-Mogul Asbestos Personal Injury Trust (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.1	Supplemental Executive Retirement Plan, as amended. (Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992.) †

10.2	Amended and Restated Federal-Mogul Supplemental Key Executive Pension Plan dated January 1, 1999 and Restated February 2004 (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.) †

10.3	Federal-Mogul Corporation Key Executive Pension Plan, as amended and restated, for José Maria Alapont. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.) †

10.4	Form of Change in Control Employment Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 2, 2005.) †

10.5	Employment Contract dated April 20, 2005 between Federal Mogul Services, Eurl and Jean Brunol. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.) †

10.6	Warrant Agreement by and between the Company and Mellon Investor Services LLC, dated December 27, 2007 (Incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.7	Term Loan and Revolving Credit Agreement by and among the Company, as Borrower, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.8	Tranche A Term Loan Agreement by and among the Company, as Borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.12 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.9	Indenture by and among the Company, Guarantors therein and U.S. Bank National Association, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.10	$140 Million Loan Agreement by and between the Company and the Federal-Mogul Asbestos Personal Injury Trust, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.11	$125 Million Loan Agreement by and between the Company and the Federal-Mogul Asbestos Personal Injury Trust, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.12	Second Amended and Restated Employment Agreement dated March 23, 2010 between the Company and José Maria Alapont. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.) †

10.13	Restated Stock Option Agreement by and between the Company and José Maria Alapont dated as of March 23, 2010 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.) †

10.14	Second Amended and Restated Deferred Compensation Agreement by and between the Company and José Maria Alapont dated as of March 23, 2010 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2010.)

10.15	Federal-Mogul Corporation 2010 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2010). †

10.16	Form of Stock Appreciation Rights Agreement (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2010). †

10.17	Federal-Mogul 2011 Management Incentive Plan (Incorporated by Reference to Exhibit 10.19 to the Company’s Quarterly Report Form 10-Q dated October 27, 2011). †

10.18	Federal-Mogul 2011 Management Incentive Uplift Plan (Incorporated by Reference to Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q dated October 27, 2011). †

10.19	Retirement and Consulting Agreements by and between the Company and José Maria Alapont dated as of March 10, 2012. (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012). †

10.20	Employment Agreement by and between the Company and Rainer Jueckstock dated as of April 1, 2012. (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012). †

10.21	Employment Agreement by and between the Company and Michael Broderick dated as of June 5, 2012. (Incorporated by Reference to Exhibit 10.1 to the Company’s Quarterly Report Form 10-Q dated July 26, 2012). †

*21	Subsidiaries of the Registrant.

*23.1	Consent of Independent Registered Public Accounting Firm - GT

*23.2	Consent of Independent Registered Public Accounting Firm - E&Y

*24	Powers of Attorney.

*31.1	Certification by the Company’s Co-Chief Executive Officer pursuant to Rule 13a-14

*31.2	Certification by the Company’s Co-Chief Executive Officer pursuant to Rule 13a-14

*31.3	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*32	Certification by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

101	Financial statements from the annual report on Form 10-K of Federal-Mogul Corporation for the year ended December 31, 2012, filed on February 27, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive (Loss) Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows (v) the Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Consolidated Financial Statements furnished herewith.

*	Filed Herewith
†	Management contracts and compensatory plans or arrangements.

15(c). Separate financial statements of affiliates whose securities are pledged as collateral.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEDERAL-MOGUL CORPORATION

By:	/s/ Alan J. Haughie
Alan J. Haughie
Senior Vice President and Chief
Financial Officer

Date	February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rainer Jueckstock Rainer Jueckstock	Co-Chief Executive Officer, Federal-Mogul Corporation Chief Executive Officer, Powertrain Division	February 27, 2013

/s/ Michael Broderick Michael Broderick	Co-Chief Executive Officer, Federal-Mogul Corporation Chief Executive Officer, Vehicle Components Solutions Division	February 27, 2013

/s/ Alan J. Haughie Alan J. Haughie	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2013

/s/ Jérôme Rouquet Jérôme Rouquet	Vice President and Controller (Principal Accounting Officer)	February 27, 2013

* José Maria Alapont	Director	February 27, 2013

* George Feldenkreis	Director	February 27, 2013

/s/ SungHwan Cho SungHwan Cho	Director	February 27, 2013

* Hunter C. Gary	Director	February 27, 2013

/s/ Vincent J. Intrieri Vincent J. Intrieri	Director	February 27, 2013

* J. Michael Laisure	Director	February 27, 2013

/s/ Samuel J. Merksamer Samuel J. Merksamer	Director	February 27, 2013

/s/ Daniel A. Ninivaggi Daniel A. Ninivaggi	Director	February 27, 2013

* Neil S. Subin	Director	February 27, 2013

* James H. Vandenberghe	Director	February 27, 2013

*By /s/ Brett D. Pynnonen (Brett D. Pynnonen, Attorney-in-fact)