Form 10-Q
period 2013-03-31
FEDERAL MOGUL CORP
filed 2013-04-25
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 23, 2013, there were 98,904,500 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2013

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars,
	Except Per Share Amounts)

Net sales	$1,699	$1,740
Cost of products sold	(1,448)	(1,463)

Gross margin	251	277

Selling, general and administrative expenses	(185)	(188)
Interest expense, net	(29)	(33)
Amortization expense	(12)	(12)
Equity earnings of non-consolidated affiliates	9	10
Restructuring expense, net	(8)	(6)
Other income (expense), net	6	(2)

Income from continuing operations before income taxes	32	46
Income tax expense	(11)	(9)

Net income from continuing operations	21	37
Loss from discontinued operations, net of income tax	(53)	(3)

Net (loss) income	(32)	34

Less net income attributable to noncontrolling interests	(2)	(2)

Net (loss) income attributable to Federal-Mogul	$(34)	$32

Net (loss) income per common share – basic and diluted:
Net income from continuing operations attributable to Federal-Mogul	$0.19	$0.35
Net loss from discontinued operations attributable to Federal-Mogul	(0.53)	(0.03)

Net (loss) income attributable to Federal-Mogul	$(0.34)	$0.32

Amounts attributable to Federal-Mogul:
Net income from continuing operations	$19	$35
Loss from discontinued operations	(53)	(3)

Net (loss) income	$(34)	$32

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

	Three Months Ended
	March 31
	2013	2012
	(Millions of Dollars)

Net (loss) income	$(32)	$34

Other comprehensive (loss) income:

Foreign currency translation adjustments and other	(40)	86

Postemployment benefits:
Net unrealized postemployment benefits credits arising during the period	4	—
Reclassification of net postemployment benefits costs included in net (loss) income during period	8	8
Income taxes	—	—

Postemployment benefits, net of tax	12	8

Hedge instruments:
Net unrealized hedging (gains) losses arising during period	(1)	1
Reclassification of net hedging losses included in net (loss) income during period	7	13
Income taxes	—	—

Hedge instruments, net of tax	6	14

Other comprehensive (loss) income, net of tax	(22)	108

Comprehensive (loss) income	(54)	142

Less comprehensive income attributable to noncontrolling interests	—	(5)

Comprehensive (loss) income attributable to Federal-Mogul	$(54)	$137

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets (Unaudited)

	March 31 2013	December 31 2012
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$269	$467
Accounts receivable, net	1,513	1,396
Inventories, net	1,124	1,074
Prepaid expenses and other current assets	220	203

Total current assets	3,126	3,140

Property, plant and equipment, net	1,946	1,971
Goodwill and other indefinite-lived intangible assets	1,024	1,019
Definite-lived intangible assets, net	393	408
Investments in non-consolidated affiliates	247	240
Other noncurrent assets	142	149

	$6,878	$6,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$107	$94
Accounts payable	810	751
Accrued liabilities	427	423
Current portion of pensions and other postemployment benefits liability	46	47
Other current liabilities	157	174

Total current liabilities	1,547	1,489

Long-term debt	2,731	2,733
Pensions and other postemployment benefits liability	1,315	1,362
Long-term portion of deferred income taxes	386	388
Other accrued liabilities	121	123

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of March 31, 2013 and December 31, 2012)	1	1
Additional paid-in capital, including warrants	2,150	2,150
Accumulated deficit	(593)	(559)
Accumulated other comprehensive loss	(870)	(850)
Treasury stock, at cost	(17)	(17)

Total Federal-Mogul shareholders’ equity	671	725

Noncontrolling interests	107	107

Total shareholders’ equity	778	832

	$6,878	$6,927

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net (loss) income	$(32)	$34
Adjustments to reconcile net (loss) income to net cash (used by) provided from operating activities:
Depreciation and amortization	71	69
Insurance proceeds related to Thailand flood	—	12
Equity earnings of non-consolidated affiliates	(9)	(10)
Change in postemployment benefits	(20)	(9)
Restructuring expense, net	8	6
Payments against restructuring liabilities	(6)	(7)
Deferred tax benefit	1	(2)
Net loss from business dispositions	47	—
Changes in operating assets and liabilities:
Accounts receivable	(134)	(116)
Inventories	(68)	(26)
Accounts payable	96	65
Other assets and liabilities	(4)	(11)

Net Cash (Used By) Provided From Operating Activities	(50)	5

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(93)	(130)
Net payments associated with business dispositions	(40)	—
Insurance proceeds related to Thailand flood	—	13
Capital investment in non-consolidated affiliate	(3)	—

Net Cash Used By Investing Activities	(136)	(117)

Cash Provided From (Used By) Financing Activities
Principal payments on term loans	(7)	(8)
Increase in short-term debt	14	2
Net remittances on servicing of factoring arrangements	(6)	(4)

Net Cash Provided From (Used By) Financing Activities	1	(10)

Effect of foreign currency exchange rate fluctuations on cash	(13)	18

Decrease in cash and equivalents	(198)	(104)

Cash and equivalents at beginning of period	467	953

Cash and equivalents at end of period	$269	$849

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

1.	BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

Reclassifications: Certain prior period amounts have been reclassified to conform with the presentation used in this filing. This is due to the Company’s presentation of divested businesses as discontinued operations and the re-segmentation of its reporting segments. See Notes 4 and 21, respectively, for further details.

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

Icahn Sourcing, LLC (“Icahn Sourcing”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company was a member of the buying group in 2012. Prior to December 31, 2012, the Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.

In December, 2012, Icahn Sourcing advised the Company that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. In addition to the minority equity interest held by the Company, certain subsidiaries of Icahn Enterprises Holdings, including CVR, Tropicana, ARI, Viskase PSC Metals and WPH also acquired minority equity interests in Icahn Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain of Insight Portfolio Group’s operating expenses in 2013.

Divestitures: In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During the first quarter of 2013, the Company divested its sintered components operations located in France. This divestiture has been presented as discontinued operations in the consolidated statements of operations. See Note 4 for further details.

Factoring of Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	March 31 2013	December 31 2012
	(Millions of Dollars)

Gross accounts receivable factored	$248	$217
Gross accounts receivable factored, qualifying as sales	244	216
Undrawn cash on factored accounts receivable	—	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)

Proceeds from factoring qualifying as sales	$333	$414
Expenses associated with factoring of receivables	1	2

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $29 million and $19 million as of March 31, 2013 and December 31, 2012, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

Accounts receivables factored but not qualifying as a sale, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 860, Transfers and Servicing, were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including the current portion of long-term debt.” The expenses associated with receivables factoring are recorded in the consolidated statements of operations within “Other income (expense), net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not incurred as a result of such activities.

Noncontrolling Interests: The following table presents a rollforward of the changes in noncontrolling interests for the three months ended March 31, 2013 (in millions of dollars):

Equity balance of non-controlling interests as of December 31, 2012	$107
Comprehensive income (loss):
Net income	2
Foreign currency translation adjustments and other	(2)

Equity balance of non-controlling interests as of March 31, 2013	$107

New Accounting Pronouncements: In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. This ASU requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU limits the scope of the original guidance. These ASU’s are effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The adoption of this ASU effective January 1, 2013 had no disclosure impact.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows for the option to perform a qualitative assessment that may allow companies to forego the annual two-step impairment test for indefinite-lived intangibles. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company’s adoption of this new guidance effective January 1, 2013 had no impact on its financial position, results of operations, cash flows or disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU is effective prospectively for interim and annual periods beginning after December 15, 2012 and expands the presentation of changes in accumulated other comprehensive income. The required disclosures have been incorporated into Notes 15 and 16.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of: a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The Company anticipates the adoption of this guidance will have minimal impact on its financial position, results of operations, cash flows or disclosures.

In March 2013, the FASB issued ASU No. 2013-05, Liabilities (Topic 830): Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the release of any cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in foreign entity. The Company anticipates the adoption of this guidance will have minimal impact on its financial position, results of operations, cash flows or disclosures.

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

During the three months ended March 31, 2013 and 2012, the Company recognized net restructuring expenses of $8 million and $6 million, respectively. Of the net restructuring expenses recognized during the first quarter of 2012, $4 million related to headcount reduction actions associated with the aftermarket distribution division of Vehicle Components Solutions.

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the three months ended March 31, 2013 by reporting segment. “PT” represents Powertrain and “VCS” represents Vehicle Components Solutions.

			Total
			Reporting		Total
	PT	VCS	Segment	Corporate	Company
	(Millions of Dollars)
Balance at January 1, 2013	$4	$5	$9	$3	$12
Provisions	4	2	6	2	8
Payments	(3)	(2)	(5)	(1)	(6)

Balance at March 31, 2013	$5	$5	$10	$4	$14

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the three months ended March 31, 2013. As the table indicates, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)

Balance at January 1, 2013	$12	$—	$12
Provisions	8	—	8
Payments	(6)	—	(6)

Balance at March 31, 2013	$14	$—	$14

Activities under “Restructuring 2013” Program

In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities in order to improve operating performance. The Company obtained Board approval to commence a restructuring plan (“Restructuring 2013”) as detailed below. Restructuring 2013 is intended to take place from 2013-2015.

The following table provides a quarterly summary of the Company’s restructuring 2013 liabilities and related activity as of and for the three months ended March 31, 2013:

			Total
			Reporting		Total
	PT	VCS	Segment	Corporate	Company
	(Millions of Dollars)
Balance at January 1, 2013	$—	$—	$—	$—	$—
Provisions	4	1	5	2	7
Payments	(2)	(1)	(3)	—	(3)

Balance at March 31, 2013	$2	$—	$2	$2	$4

The following table provides a summary of the Company’s Restructuring 2013 liabilities and related activity for each type of exit cost as of and for the three months ended March 31, 2013:

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)

Balance at January 1, 2013	$—	$—	$—
Provisions	7	—	7
Payments	(3)	—	(3)

Balance March 31, 2013	$4	$—	$4

Net Restructuring 2013 costs by type of exit cost are as follows:

	Total Expected Costs	First Quarter 2013	Estimated Additional Charges
	(Millions of dollars)

Employee costs	$65	$7	$58
Facility costs	17	—	17

	$82	$7	$75

Activities under “Restructuring 2012” Program

In June 2012, the Company announced a restructuring plan (“Restructuring 2012”) to reduce or eliminate capacity at several high cost VCS facilities and transfer production to lower cost locations. Restructuring 2012 is anticipated to be completed within two years.

The following table provides a summary of the Company’s Restructuring 2012 liabilities and related activity for each type of exit cost as of and for the three months ended March 31, 2013:

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)

Balance at January 1, 2013	$4	$—	$4
Provisions	1	—	1
Payments	(1)	—	(1)

Balance March 31, 2013	$4	$—	$4

Net Restructuring 2012 costs by type of exit cost are as follows:

	Total Expected Costs	Costs in 2012	First Quarter 2013	Estimated Additional Charges
		(Millions of dollars)

Employee costs	$12	$11	$1	$—
Facility costs	3	—	—	3

	$15	$11	$1	$3

3.	OTHER INCOME (EXPENSE), NET

The specific components of “Other income (expense), net” are as follows:

	Three Months Ended
	March 31
	2013	2012
	(Millions of Dollars)

Foreign currency exchange	$2	$(2)
Third party royalty income	2	1
Accounts receivable discount expense	(1)	(2)
Other	3	1

	$6	$(2)

4.	DISCONTINUED OPERATIONS

In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses not core to the Company’s long-term portfolio may be considered for divestiture or other exit activities. During the first quarter of 2013, the Company’s Powertrain Segment completed the divestiture of its sintered components operations located in France. The disposal resulted in a $47 million net loss (no income tax impact), which is included in “Loss from discontinued operations, net of income tax” in the first quarter of 2013.

Operating results related to discontinued operations are as follows:

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)

Net sales	$14	$23
Cost of products sold	(17)	(24)

Gross margin	(3)	(1)

Selling, general and administrative expenses	(2)	(2)
Other expense, net	(1)	—

Operating loss (no income tax impact)	(6)	(3)

Loss on sale of discontinued operations (no income tax impact)	(47)	—

Loss from discontinued operations, net of income tax	$(53)	$(3)

5.	FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. During the first quarter of 2013, the majority of these interest rate swap agreements expired. As of March 31, 2013, the remaining five-year interest rate swap agreements have a total notional value of $140 million. Since the interest rate swaps hedge the variability of interest payments on variable debt rate with the same terms, they qualify for cash flow hedge accounting treatment. As of March 31, 2013 and December 31, 2012, unrealized net losses of $2 million and $10 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of March 31, 2013, losses of $2 million are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statement of operations within the next 9 months.

These interest rate swaps reduce the Company’s overall interest rate risk. However, due to the remaining outstanding borrowings on the Company’s Debt Facilities and other borrowing facilities that continue to have variable interest rates, management believes that interest rate risk to the Company could be material if there are significant adverse changes in interest rates. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $7 million and $2 million for years 2014 and 2015, respectively, the term of the Company’s variable-rate term loans.

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

Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	March 31	December 31
	2013	2012
	(Millions of Dollars)

Combined notional value	$52	$45
Combined notional value designated as hedging instruments	52	44
Unrealized net (losses) gains recorded in “Accumulated other comprehensive loss”	(1)	1

Substantially all of the commodity price hedge contracts mature within one year.

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

Information regarding the Company’s outstanding foreign currency hedge contracts is as follows:

	March 31	December 31
	2013	2012
	(Millions of Dollars)

Combined notional value	$126	$160
Combined notional value designated as hedging instruments	14	11
Unrealized net gains recorded in “Accumulated other comprehensive loss”	—	1

Substantially all of the foreign currency price hedge contracts mature within one year.

The foreign currency contracts not designated as hedging instruments were entered into by the Company in order to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars over 2013. These contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. The Company recorded a gain of $3 million related to these contracts in “Other income (expense), net” for the three months ended March 31, 2013.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during the three months ended March 31, 2013. The Company has one VCS customer that accounts for approximately 18% of the Company’s net accounts receivable balance as of March 31, 2013. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	March 31 2013	December 31 2012	Balance Sheet Location	March 31 2013	December 31 2012
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(2)	$(10)
Commodity contracts	Other current liabilities	1	2	Other current liabilities	(2)	(1)

		$1	$2		$(4)	$(11)

Derivatives not designated as cash flow hedging instruments:
Foreign currency contracts		$—	$—	Other current liabilities	$(4)	$(10)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations for the three months ended March 31, 2013:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(Millions of Dollars)

Interest rate swap contracts	$1	Interest expense, net	$(7)

Commodity contracts	(2)	Cost of products sold	—

	$(1)		$(7)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		(Millions of Dollars)

Foreign currency contracts	Other income (expense), net	$3

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at March 31, 2013 and December 31, 2012 are set forth in the table below:

	Asset		Valuation
	(Liability)	Level 2	Technique
	(Millions of Dollars)
March 31, 2013:
Interest rate swap contracts	$(2)	$(2)	C
Commodity contracts	(1)	(1)	C
Foreign currency contracts	(4)	(4)	C

December 31, 2012:
Interest rate swap contracts	$(10)	$(10)	C
Commodity contracts	1	1	C
Foreign currency contracts	(10)	(10)	C

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

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at March 31, 2013 and December 31, 2012. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	March 31	December 31
	2013	2012
	(Millions of Dollars)

Raw materials	$209	$200
Work-in-process	165	161
Finished products	856	812

	1,230	1,173
Inventory valuation allowance	(106)	(99)

	$1,124	$1,074

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

At March 31, 2013 and December 31, 2012, goodwill and other indefinite-lived intangible assets consist of the following:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(Millions of Dollars)

Goodwill	$1,392	$(598)	$794	$1,385	$(598)	$787
Trademarks and brand names	431	(201)	230	433	(201)	232

	$1,823	$(799)	$1,024	$1,818	$(799)	$1,019

At March 31, 2013 and December 31, 2012, definite-lived intangible assets consist of the following:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)

Developed technology	$116	$(55)	$61	$117	$(53)	$64
Customer relationships	560	(228)	332	562	(218)	344

	$676	$(283)	$393	$679	$(271)	$408

The Company’s net goodwill balances by reporting segment as of March 31, 2013 and December 31, 2012 are as follows:

	March 31	December 31
	2013	2012
	(Millions of Dollars)

Powertrain	$487	$480
Vehicle Components Solutions	307	307

	$794	$787

The Company’s net trademarks and brand names balances by reporting segment as of March 31, 2013 and December 31, 2012 are as follows:

	March 31	December 31
	2013	2012
	(Millions of Dollars)

Vehicle Components Solutions	$228	$228
Powertrain	2	4

	$230	$232

The following is a quarterly summary of the Company’s goodwill and other intangible assets (net) as of and for the three months ended March 31, 2013:

	Net Goodwill	Trademarks and Brand Names	Total Goodwill and Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)
	(Millions of Dollars)

Balance at January 1, 2013	$787	$232	$1,019	$408

BERU spark plug purchase accounting adjustments	7	—	7	(3)
Disposition	—	(1)	(1)	—
Amortization expense	—	—	—	(12)
Foreign currency	—	(1)	(1)	—

Balance at March 31, 2013	$794	$230	$1,024	$393

9.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

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

The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	March 31	December 31
	2013	2012
	(Millions of Dollars)

Investments in non-consolidated affiliates	$247	$240

Direct ownership percentages	2% to 50%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)

Equity earnings of non-consolidated affiliates	$9	$10
Cash dividends received from non-consolidated affiliates	—	—

The following table presents selected aggregated financial information of the Company’s non-consolidated affiliates:

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)
Statements of Operations
Sales	$196	$198
Gross margin	36	42
Income from continuing operations	25	29
Net income	21	25

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

10.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	March 31	December 31
	2013	2012
	(Millions of Dollars)

Accrued compensation	$169	$153
Accrued rebates .	100	113
Alleged defective products .	43	42
Non-income taxes payable	38	36
Accrued product returns	19	22
Accrued professional services	19	17
Accrued income taxes	17	15
Restructuring liabilities	14	12
Accrued warranty	8	12
Other	—	1

	$427	$423

11.	DEBT

On December 27, 2007, the Company entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $7 million and $2 million for years 2014 and 2015, respectively, the term of the Company’s Debt Facilities.

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

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)

Amortization of fair value adjustment	$5	$5

Debt consists of the following:

	March 31	December 31
	2013	2012
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,857	1,862
Tranche C term loan	948	950
Debt discount	(47)	(52)
Other debt, primarily foreign instruments	80	67

	2,838	2,827
Less: short-term debt, including current maturities of long-term debt	(107)	(94)

Total long-term debt	$2,731	$2,733

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

The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Per the terms of the credit facility, $50 million of the Tranche C Term Loan proceeds were deposited in a Term Letter of Credit Account. The Company was in compliance with all debt covenants as of March 31, 2013 and December 31, 2012.

The revolving credit facility has an available borrowing base of $504 million and $451 million as of March 31, 2013 and December 31, 2012, respectively. The Company had $37 million of letters of credit outstanding at both March 31, 2013 and December 31, 2012, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

Estimated fair values of the Company’s Debt Facilities were:

	Estimated Fair Value (Level 1)	Carrying Value in Excess of Fair Value	Valuation Technique
	(Millions of Dollars)
March 31, 2013:
Debt Facilities	$2,636	$122	A

December 31, 2012:
Debt Facilities	$2,587	$173	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of March 31, 2013 and December 31, 2012. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 6, Fair Value Measurements, for definitions of input levels and valuation techniques.

12.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world.

Components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2013	2012	2013	2012	2013	2012
	(Millions of Dollars)
Service cost	$1	$5	$3	$2	$—	$—
Interest cost	12	14	4	5	4	4
Expected return on plan assets	(14)	(13)	(1)	(1)	—	—
Amortization of actuarial loss	3	9	2	—	2	—
Amortization of prior service credit	—	—	—	—	(3)	(4)
Settlement gain	—	(1)	—	—	—	—

Net periodic benefit cost	$2	$14	$8	$6	$3	$—

13.	INCOME TAXES

For the three months ended March 31, 2013, the Company recorded an income tax expense of $11 million on income from continuing operations before income taxes of $32 million. This compares to income tax expense of $9 million on income from continuing operations before income taxes of $46 million in the same period of 2012. The income tax expense for the three months ended March 31, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. Statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance release, partially offset by pre-tax losses with no tax benefits. The income tax expense for the three months ended March 31, 2012 differs from U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to audit settlement, and a tax benefit recorded related to a special economic zone tax incentive in Poland, partially offset by pre-tax losses with no tax benefits.

14.	COMMITMENTS AND CONTINGENCIES

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

Total environmental liabilities, determined on an undiscounted basis, are included in the consolidated balance sheets as follows:

	March 31	December 31
	2013	2012
	(Millions of Dollars)

Other current liabilities	$5	$6
Other accrued liabilities (noncurrent)	9	9

	$14	$15

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2013, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $42 million.

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

The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	March 31 2013	December 31 2012
	(Millions of Dollars)

Other current liabilities	$4	$3
Other accrued liabilities (noncurrent)	25	26

	$29	$29

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

15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX)

The following represents the Company’s changes in “Accumulated other comprehensive loss (“AOCL”) by component (net of tax) for the three months ended March 31, 2013:

	Foreign Currency Translation Adjustments	Gains and Losses on Cash Flow Hedges	Post- employment Benefits	Total
	(Millions of Dollars)

Balance January 1, 2013	$(242)	$(24)	$(584)	$(850)

Other comprehensive (loss) income before reclassifications	(38)	(1)	4	(35)
Amounts reclassified from AOCL	—	7	8	15

Other comprehensive (loss) income	(38)	6	12	(20)

Balance March 31, 2013	$(280)	$(18)	$(572)	$(870)

16.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Items not reclassified in their entirety out of AOCL to net (loss) income for the three months ended March 31, 2013 are as follows:

	Amount Reclassified from AOCL	Affected Line Item in the Statement Where Net Income is Presented
	(Millions of Dollars)
Losses on cash flow hedges
Interest rate swap contracts	$(7)	Interest expense, net (Note (1))
Income taxes	—	Income tax expense

Net of tax	$(7)

Postemployment benefits
Recognition of unamortized losses	$(4)	Loss from discontinued operations, net of tax
Amortization of prior service credits	3	Note (2)
Amortization of actuarial losses	(7)	Note (2)

Total	$(8)
Income taxes	—	Income tax expense

Net of tax	$(8)

Total reclassifications	$(15)

Note (1):	See Note 5, Financial Instruments, for additional information.
Note (2):	These items are included in the computation of net periodic benefit cost. See Note 12, Pension and Other Postemployment Benefits, for additional information.

17.	WARRANTS

On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of March 31, 2013.

18.	STOCK APPRECIATION RIGHTS

A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the three months ended March 31, 2013 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)

Outstanding at January 1, 2013	1,886	$19.21	3.4	$—
Forfeited	(195)	19.19

Outstanding at March 31, 2013	1,691	$19.21	3.2	$—

Exercisable at March 31, 2013	1,151	$19.33	3.0	$—

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,039,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company valued the 2012 SARs, the 2011 SARs and the 2010 SARs at March 31, 2013 resulting in fair values of $0.2 million, $0.1 million and less than $0.1 million, respectively. The Company recognized SARs income of $1 million and SARs expense of $1 million for the three months ended March 31, 2013 and 2012, respectively.

The March 31, 2013 and December 31, 2012 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	March 31, 2013			December 31, 2012
	2012 SARs	2011 SARs	2010 SARs	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.16	$17.64	$21.03	$17.16
Expected volatility	53%	53%	53%	56%	56%	56%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Expected forfeitures	0%	0%	0%	0%	0%	0%
Risk-free rate over the expected life	0.27%	0.19%	0.14%	0.30%	0.23%	0.17%
Expected life (in years)	2.3	1.6	1.0	2.5	1.7	1.1
Fair value (in millions)	$0.2	$0.1	$—	$0.8	$0.4	$0.1
Fair value of vested portion (in millions)	$0.1	$—	$—	$0.2	$0.2	$—

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

19.	(LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share attributable to Federal-Mogul:

	Three Months Ended
	March 31
	2013	2012
	(Millions of Dollars, Except Per Share Amounts)
Amounts attributable to Federal-Mogul:
Net income from continuing operations	$19	$35
Net loss from discontinued operations	(53)	(3)

Net (loss) income	$(34)	$32

Weighted average shares outstanding, basic (in millions)	98.9	98.9
Incremental shares on assumed conversion of deferred compensation stock (in millions)	—	0.5

Weighted average shares outstanding, including dilutive shares (in millions)	98.9	99.4

Net (loss) income per common share – basic and diluted:
Net income from continuing operations attributable to Federal-Mogul	$0.19	$0.35
Loss from discontinued operations attributable to Federal-Mogul	(0.53)	(0.03)

Net (loss) income attributable to Federal-Mogul	$(0.34)	$0.32

Warrants to purchase 6,951,871 common shares were not included in the computation of weighted average shares outstanding, including dilutive shares, for the three months ended March 31, 2013 and 2012 because the exercise price was greater than the average market price of the Company’s common shares during these periods.

Options to purchase 4,000,000 common shares, which expired on June 29, 2012, were not included in the computation of weighted average shares outstanding, including dilutive shares, for the three months ended March 31, 2012 because the exercise price was greater than the average market price of the Company’s common shares during this period.

20.	SUBSEQUENT EVENT

In April 2013, the Company ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the Company’s U.S. Welfare Benefit Plan will trigger the recognition of an OPEB curtailment gain of approximately $19 million in the second quarter of 2013.

21.	OPERATIONS BY REPORTING SEGMENT

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

During the third quarter of 2012, the Company adjusted its definition of Operational EBITDA to include the service cost component of its U.S. based funded pension plan. Previously, all components of U.S. based funded pension expense were excluded from Operational EDITDA on a total Company basis. Accordingly, Operational EBTIDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost component of the U.S. based funded pension plan and OPEB curtailment gains or losses. Prior periods have been reclassified to conform with the presentation used in this filing.

Net sales, cost of products sold and gross margin information are as follows:

	Three Months Ended March 31
	Net Sales		Cost of Products Sold		Gross Margin
	2013	2012	2013	2012	2013	2012
	(Millions of Dollars)

Powertrain	$1,062	$1,087	$(935)	$(936)	$127	$151
Vehicle Components Solutions	737	754	(613)	(627)	124	127
Inter-segment eliminations	(100)	(101)	100	101	—	—

Total Reporting Segment	1,699	1,740	(1,448)	(1,462)	251	278
Corporate	—	—	—	(1)	—	(1)

Total Company	$1,699	$1,740	$(1,448)	$(1,463)	$251	$277

Operational EBITDA and the reconciliation to net (loss) income are as follows:

	Three Months Ended
	March 31
	2013	2012
	(Millions of Dollars)

Powertrain	$90	$107
Vehicle Components Solutions	51	58

Total Operational EBITDA	141	165

Depreciation and amortization	(71)	(69)
Discontinued operations	(53)	(3)
Interest expense, net	(29)	(33)
Non-service cost component associated with the U.S. based funded pension plan	(1)	(9)
Restructuring expense, net	(8)	(6)
Income tax expense	(11)	(9)
Other	—	(2)

Net (loss) income	$(32)	$34

Total assets are as follows:

	March 31	December 31
	2013	2012
	(Millions of Dollars)

Powertrain	$3,285	$3,144
Vehicle Components Solutions	3,336	3,242

Total Reporting Segment Assets	6,621	6,386
Discontinued operations	—	25
Corporate	257	516

Total Company Assets	$6,878	$6,927

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

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) filed on February 27, 2013, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

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

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the three months ended March 31, 2013, the Company derived 38% of its sales in the United States and 62% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and developing markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

The PT segment primarily represents the Company’s OE business. About 90% of PT’s revenue is to OEM customers, with the remaining 10% of its revenue being sold directly to VCS for eventual distribution, by VCS, to customers in the independent aftermarket. Discussions about the Company’s PT segment or its OE business should be seen as analogous. The performance of PT is therefore highly correlated to changes in regional OEM light and commercial vehicle production, together with the changes in the mix of technologies (such as between light vehicle gasoline and light vehicle diesel), and changes in demand for non-automotive and industrial applications. These drivers are enhanced by the rate at which the Company gains new programs, which is itself affected by the rate at which the OEM’s make improvements to emissions and fuel economy – some in response to regional regulations.

The VCS segment primarily represents the Company’s aftermarket business. About 75% of VCS’s revenue is to the customers in the independent aftermarket. The remaining 25% of the VCS business is to OEM or tier 1 suppliers to OEM, and the OES market, essentially, dealer supplied replacement parts – a feature more prevalent in Europe than in North America. The OES market is subject to the same general commercial patterns as the aftermarket business. The performance of VCS is therefore highly correlated to the factors that variously influence the different regional replacement parts markets around the world, such as vehicle miles driven, the average age of vehicles on the road, the size of the regional vehicle parcs and levels of consumer confidence. These drivers are enhanced by the relative strength of the aftermarket brands and the breadth of the portfolio offered relative to the changing needs of the local markets.

For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report.

Results of Operations

Consolidated Results – Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

Net sales:

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)

Powertrain	$1,062	$1,087
Vehicle Components Solutions	737	754
Inter-segment eliminations	(100)	(101)

Total	$1,699	$1,740

The percentage of net sales by group and region for the three months ended March 31, 2013 and 2012 are listed below. “PT,” represents Powertrain and “VSC” represents Vehicle Components Solutions.

	PT	VCS	Total
2013
North America	34%	58%	44%
EMEA	49%	36%	44%
Rest of World	17%	6%	12%

2012
North America	32%	61%	44%
EMEA	51%	33%	43%
Rest of World	17%	6%	13%

Cost of products sold:

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)

Powertrain	$(935)	$(936)
Vehicle Components Solutions	(613)	(627)
Inter-segment eliminations	100	101

Total Reporting Segment	(1,448)	(1,462)
Corporate	—	(1)

Total Company	$(1,448)	$(1,463)

Gross margin:

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)

Powertrain	$127	$151
Vehicle Components Solutions	124	127

Total Reporting Segment	251	278
Corporate	—	(1)

Total Company	$251	$277

The 2% drop in sales is primarily related to reductions in European light vehicle production as well as reduced global commercial vehicle production. Although the U.S. passenger car market contracted slightly, this had only a minor impact on the Company’s sales given that the majority of its OEM sales are to customers outside the U.S. The European passenger car market is also continuing to see its demand shifting away from diesel towards gasoline vehicles. Over 70% of the Company’s European OEM business serves the light vehicle diesel and heavy duty markets, and given the generally greater technical complexity of these applications, the margins for these parts are generally higher than those serving light vehicle gasoline market. Therefore, not only are the Company’s sales significantly impacted by the changes in European demand, but its profits bore a disproportionate adverse impact due to those reductions occurring in some of the most profitable applications within those regions.

Consolidated sales decreased by $41 million, or 2%, to $1,699 million for the first quarter of 2013 from $1,740 million in the same period of 2012. Sales volumes decreased by $48 million, of which $40 million occurred in PT Europe. The rest was essentially driven by VCS due to the cessation of selected non-strategic business contracts, and lower export sales to Venezuela as a result of the country’s currency devaluation, partially offset by additional sales gained from a distribution agreement. This sales decline also reflects some level of impact of the U.S. dollar strengthening, primarily against the euro, which reduced reported sales by $8 million. These decreases were partially offset by $14 million of increased sales directly related to acquisitions.

Cost of products sold decreased by $15 million to $1,448 million for the first quarter of 2013 compared to $1,463 million in the same period of 2012. The reduction in materials, labor and overheads as a direct result of the reduction in sales volume was $22 million, due to adverse changes in regional and product mix. The Company noted materials and services sourcing savings of $12 million. The impact of the relative strength of the U.S. dollar decreased cost of products sold by $3 million. These decreases were partially offset by $11 million of cost increases directly related to an acquisition’s sales volumes, inter-segment sales volumes of $4 million, and increased depreciation of $3 million. Furthermore, the Company reported unfavorable productivity of $5 million which includes labor and benefits inflation.

Gross margin decreased by $26 million, including currency impacts of $5 million, to $251 million, or 14.8% of sales, for the first quarter of 2013 compared to $277 million, or 15.9% of sales, in the same period of 2012. The drop in gross margin as a percent of sales mainly reflects the market driven drop in OEM volumes on the more profitable applications within the OE business. These elements are reflected as unfavorable external sales volumes / mix impact of $26 million. In addition, there were unabsorbed fixed costs on inter-segment sales of 4 million, increased depreciation of $3 million, and unfavorable productivity of $5 million which includes year-over-year labor and benefits inflation. These decreases were partially offset by a favorable impact on margin of $12 million from materials and services sourcing savings, $3 million of additional margin directly related to an acquisition, and $1 million of favorable customer pricing.

Reporting Segment Results – Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and operational EBITDA from continuing operations for the three months ended March 31, 2013 compared with the three months ended March 31, 2012 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan and OPEB curtailment gains or losses. Information for the three months ended March 31, 2012 has been reclassified from that presented in prior reports to reflect the financial results of operations divested in 2013 as discontinued operations.

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Sales
Three months ended March 31, 2012	$1,087	$754	$(101)	$1,740	$—	$1,740
External sales volumes	(32)	(16)	—	(48)	—	(48)
Inter-segment sales volumes	(1)	—	1	—	—	—
Customer pricing	(1)	2	—	1	—	1
Acquisitions	14	—	—	14	—	14
Foreign currency	(5)	(3)	—	(8)	—	(8)

Three months ended March 31, 2013	$1,062	$737	$(100)	$1,699	$—	$1,699

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Cost of Products Sold
Three months ended March 31, 2012	$(936)	$(627)	$101	$(1,462)	$(1)	$(1,463)
External sales volumes / mix	14	8	—	22	—	22
Inter-segment sales volumes	(3)	—	(1)	(4)	—	(4)
Productivity, net of inflation	(2)	(3)	—	(5)	—	(5)
Materials and services sourcing	6	6	—	12	—	12
Pension	—	—	—	—	1	1
Depreciation	(3)	—	—	(3)	—	(3)
Acquisitions	(11)	—	—	(11)	—	(11)
Foreign currency	—	3	—	3	—	3

Three months ended March 31, 2013	$(935)	$(613)	$100	$(1,448)	$—	$(1,448)

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Gross Margin
Three months ended March 31, 2012	$151	$127	$—	$278	$(1)	$277
External sales volumes / mix	(18)	(8)	—	(26)	—	(26)
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(4)	—	—	(4)	—	(4)
Customer pricing	(1)	2	—	1	—	1
Productivity, net of inflation	(2)	(3)	—	(5)	—	(5)
Materials and services sourcing	6	6	—	12	—	12
Pension	—	—	—	—	1	1
Depreciation	(3)	—	—	(3)	—	(3)
Acquisitions	3	—	—	3	—	3
Foreign currency	(5)	—	—	(5)	—	(5)

Three months ended March 31, 2013	$127	$124	$—	$251	$—	$251

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Operational EBITDA
Three months ended March 31, 2012	$107	$58	$—	$165	$—	$165
External sales volumes / mix	(18)	(12)	—	(30)	—	(30)
Unabsorbed fixed costs on inter-segment sales	(4)	—	—	(4)	—	(4)
Customer pricing	(1)	2	—	1	—	1
Productivity, cost of products sold	(2)	(3)	—	(5)	—	(5)
Productivity, SG&A	(3)	(8)	—	(11)	—	(11)
Productivity, Other	1	—	—	1	—	1
Sourcing, Cost of products sold	6	6	—	12	—	12
Sourcing, SG&A	—	1	—	1	—	1
Sourcing, Other	(1)	—	—	(1)	—	(1)
Equity earnings in non-consolidated affiliates	(1)	—	—	(1)	—	(1)
Expense associated with payment to retired CEO	4	2	—	6	—	6
Acquisitions	2	—	—	2	—	2
Foreign currency	2	(1)	—	1	—	1
Other	(2)	6	—	4	—	4

Three months ended March 31, 2013	$90	$51	$—	$141	$—	$141

Depreciation and amortization						(71)
Discontinued operations						(53)
Interest expense, net						(29)
Income tax expense						(11)
Restructuring expense, net						(8)
Non-service cost components associated with the U.S. based funded pension plan						(1)

Net loss						$(32)

Powertrain

Sales decreased by $25 million, or 2%, to $1,062 million for the first quarter of 2013 from $1,087 million in the same period of 2012. The Powertrain segment generates approximately 70% of its revenue outside the United States and the resulting currency movements decreased reported sales by $5 million. External sales volumes decreased by $32 million, due to reductions in European vehicle production, reductions in demand for European non-automotive and industrial applications, and lower U.S. heavy duty production. Although the U.S. passenger car market contracted slightly, this had only a minor impact on PT’s sales given that the majority of its OEM sales are to customers outside the U.S. The European passenger car market is also undergoing a shift in demand away from diesel towards gasoline vehicles. These decreases were partially offset by $14 million of sales increases directly related to an acquisition.

Cost of products sold decreased by $1 million to $935 million for the first quarter of 2013 compared to $936 million in the same period of 2012. Noted decreases were due to materials and services sourcing savings of $6 million, and a reduction in materials, labor and overheads as a direct result of the reduction in volume of $14 million due to adverse changes in regional and product mix. These decreases were mostly offset by unfavorable productivity of $2 million which includes labor and benefits inflation, acquisition-related increased cost of product sold of $11 million, increased depreciation of $3 million, and unfavorable inter-segment sales volumes of $3 million.

Gross margin decreased by $24 million, including currency movements of $5 million, to $127 million, or 12.0% of sales, for the first quarter of 2013 compared to $151 million, or 13.9% of sales, for the first quarter of 2012. The drop in gross margin mainly reflects the loss in OEM volume, at a variable margin level, on the more profitable applications. These elements are reflected as unfavorable external sales volumes / mix impact of $18 million and unfavorable productivity of $2 million, respectively, which includes year-over-year labor and benefits inflation. There were also decreases of $4 million of unabsorbed fixed costs on inter-segment sales, $3 million of increased depreciation, and $1 million of unfavorable customer pricing. These decreases were partially offset by a favorable impact on margin of $6 million from materials and services sourcing savings and $3 million of margins directly related to an acquisition.

Operational EBITDA decreased by $17 million to $90 million for the first quarter of 2013 from $107 million in the same period of 2012. This decrease was substantially due to the loss of volume, at a variable margin level, on the more profitable applications. These elements are reflected as unfavorable external sales volumes / mix impact of $18 million. All other profit and loss drivers essentially netted out to zero.

Vehicle Components Solutions

Sales decreased by $17 million, or 2%, to 737 million for the first quarter of 2013 from $754 million in the same period of 2012. The external sales volumes decrease of $16 million was driven by the cessation of selected non-strategic business contracts, and lower export sales to Venezuela as a result of the country’s currency devaluation, partially offset by additional sales gained from a distribution agreement. There was favorable customer pricing of $2 million, which includes the non-recurrence of prior year customer incentives. Currency movements impacted sales negatively by $3 million.

Cost of products sold decreased by $14 million to $613 million for the first quarter of 2013 compared to $627 million in the same period of 2012. This decrease was due to $8 million directly associated with external sales volume and changes in product mix, materials and services sourcing savings of $6 million, and currency movements of $3 million. These decreases were partially offset unfavorable productivity, net of inflation of $3 million.

Gross margin decreased by $3 million to $124 million, or 16.8% of sales, for the first quarter of 2013 compared to $127 million, also 16.8% of sales, in the same period of 2012. This is the result of a net unfavorable external sales volume/mix impact of $8 million and unfavorable productivity, net of inflation of $3 million. These decreases in gross margin were partially offset by improved materials and services sourcing of $6 million, as well as favorable customer pricing of $2 million, which includes the non-recurrence of prior year customer incentives.

Operational EBITDA decreased by $7 million to $51 million for the first quarter of 2013 from $58 million in the same period of 2012. This decrease was primarily due to unfavorable sales volume/mix changes of $12 million, partially offset by decreases in the cost of materials and services sourcing of $7 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $185 million, or 10.9% of net sales, for the first quarter of 2013 as compared to $188 million, or 10.8% of net sales, for the same quarter of 2012.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $46 million for the first quarter of 2013 compared with $44 million for the same period in 2012.

Interest Expense, Net

Net interest expense was $29 million for the first quarter of 2013 compared to $33 for the first quarter of 2012.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended March 31, 2013:

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)

Balance at January 1, 2013	$4	$5	$9	$3	$12
Provisions	4	2	6	2	8
Payments	(3)	(2)	(5)	(1)	(6)

Balance at March 31, 2013	$5	$5	$10	$4	$14

Other Income (Expense), Net

Other income (expense), net was $6 million for the three months ended March 31, 2013 compared to $(2) million for the same period of 2012.

Income Taxes

For the three months ended March 31, 2013, the Company recorded an income tax expense of $11 million on income from continuing operations before income taxes of $32 million. This compares to income tax expense of $9 million on income from continuing operations before income taxes of $46 million in the same period of 2012. The income tax expense for the three months ended March 31, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. Statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance release, partially offset by pre-tax losses with no tax benefits. The income tax expense for the three months ended March 31, 2012 differs from U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to audit settlement, and a tax benefit recorded related to a special economic zone tax incentive in Poland, partially offset by pre-tax losses with no tax benefits.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 14 of the consolidated financial statements, “Commitments and Contingencies.”

Liquidity and Capital Resources

Cash Flow

Cash flow used by operating activities was $(50) million for the three months ended March 31, 2013 compared to cash flow provided from operating activities of $5 million for the comparable period of 2012. The $55 million year-over-year decrease is primarily attributable to a $24 million decrease in Operational EBITDA and a $29 million increase in working capital outflow. The increase in working capital outflow includes $23 million of additional working capital to support a new global aftermarket distribution agreement.

Cash flow used by investing activities was $136 million for the three months ended March 31, 2013 compared to $117 million for the comparable period of 2012. Capital expenditures of $93 million and $130 million for the three months ended March 31, 2013 and 2012, respectively, were required to support future sales growth and productivity improvements. Furthermore, there were $40 million of net payments during the first quarter of 2013 related to business dispositions.

Cash flow provided from financing activities was $1 million for the three months ended March 31, 2013 compared to cash flow used by financing activities of $(10) million for the comparable period of 2012. This $11 million increase in cash inflow was primarily due to a $12 million flow change associated with short-term debt borrowings.

Financing Activities

On December 27, 2007, the Company entered into a Term Loan and Revolving Credit Agreement (the “Debt Facilities”) with Citicorp U.S.A. Inc. as Administrative Agent, JPMorgan Chase Bank, N.A. as Syndication Agent and certain lenders. The Debt Facilities include a $540 million revolving credit facility (which is subject to a borrowing base and can be increased under certain circumstances and subject to certain conditions) and a $2,960 million term loan credit facility divided into a $1,960 million tranche B loan and a $1,000 million tranche C loan. The obligations under the revolving credit facility mature December 27, 2013 and bear interest for the first six months at LIBOR plus 1.75% or at the alternate base rate (“ABR,” defined as the greater of Citibank, N.A.’s announced prime rate or 0.50% over the Federal Funds Rate) plus 0.75%, and thereafter shall be adjusted in accordance with a pricing grid based on availability under the revolving credit facility. Interest rates on the pricing grid range from LIBOR plus 1.50% to LIBOR plus 2.00% and ABR plus 0.50% to ABR plus 1.00%. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All Debt Facilities term loans bear interest at LIBOR plus 1.9375% or at the alternate base rate (as previously defined) plus 0.9375% at the Company’s election. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $7 million and $2 million for years 2014 and 2015, respectively, the term of the Company’s Debt Facilities.

The Company has explored in the past and continues to explore alternatives for refinancing all or a portion of the Debt Facilities. The Company may determine to seek to raise additional equity in order to reduce its total debt, increase equity and/or facilitate debt refinancing transactions.

Off Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

Other Liquidity and Capital Resource Items

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	March 31 2013	December 31 2012
	(Millions of Dollars)

Gross accounts receivable factored	$248	$217
Gross accounts receivable factored, qualifying as sales	244	216
Undrawn cash on factored accounts receivable	—	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended March 31
	2013	2012
	(Millions of Dollars)

Proceeds from factoring qualifying as sales	$333	$414
Expenses associated with factoring of receivables	1	2

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $29 million and $19 million as of March 31, 2013 and December 31, 2012, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Refer to Note 5, “Financial Instruments,” to the consolidated financial statements for information with respect to interest rate risk, commodity price risk and foreign currency risk.

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the three months ended March 31, 2013, the Company derived 38% of its sales in the United States and 62% internationally. Of these international sales, 57% are denominated in the euro, with no other single currency representing more than 8%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the three months ended March 31, 2013 would have decreased “Net income from continuing operations attributable to Federal-Mogul” by approximately $3 million.

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

As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of March 31, 2013, the Company’s management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during first quarter of 2013.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 14, that is included in Part I of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except as noted below, there were no material changes in the risk factors previously disclosed in Item 1A, Risk Factors, in the Company’s 2012 Annual Report on Form 10-K as filed on February 27, 2013.

The Company carries significant goodwill on its balance sheet, which is subject to impairment testing and could subject the Company to significant non-cash charges to earnings if impairment occurs: As of March 31, 2013, the Company had goodwill of $794 million, which represented approximately 12% of its total assets. Goodwill is not amortized, but is tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that could indicate that the Company’s goodwill is impaired include, but are not limited to, whether the Company’s fair value, as measured by its market capitalization, has remained below its net book value for a significant period of time, lower than projected operating results and cash flows, and significant industry deterioration in key geographic regions. If impairment is determined to exist, it may result in a significant non-cash charge to earnings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification by Rainer Jueckstock, Co-Chief Executive Officer, Federal-Mogul Corporation, and Chief Executive Officer, Powertrain, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Michael Broderick, Co-Chief Executive Officer, Federal-Mogul Corporation, and Chief Executive Officer, Vehicle Components Solutions, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3	Certification by Alan J. Haughie, Chief Financial Officer, Federal-Mogul Corporation, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

101	Financial statements from the quarterly report on Form 10-Q of Federal-Mogul Corporation for the quarter ended March 31, 2013, filed on April 24, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive (Loss) Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows: and (v) the Notes to the Consolidated Financial Statements furnished herewith.

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

Dated: April 25, 2013