Form 10-Q
period 2013-06-30
FEDERAL MOGUL CORP
filed 2013-07-22
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 19, 2013, there were 150,029,244 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION

Form 10-Q

For the Three and Six Months Ended June 30, 2013

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of Dollars, Except Per Share Amounts)

Net sales	$1,772	$1,675	$3,459	$3,406
Cost of products sold	(1,492)	(1,418)	(2,928)	(2,873)

Gross margin	280	257	531	533

Selling, general and administrative expenses	(185)	(173)	(370)	(361)
OPEB curtailment gain	19	—	19	—
Adjustment of assets to fair value	(2)	(119)	(2)	(121)
Interest expense, net	(24)	(32)	(53)	(64)
Amortization expense	(12)	(12)	(24)	(24)
Equity earnings of non-consolidated affiliates	10	12	19	22
Restructuring expense, net	(8)	(8)	(16)	(14)
Other income (expense), net	(1)	(8)	5	(8)

Income (loss) from continuing operations before income taxes	77	(83)	109	(37)
Income tax (expense) benefit	(13)	29	(24)	20

Net income (loss) from continuing operations	64	(54)	85	(17)
Loss from discontinued operations, net of income tax	(6)	(3)	(59)	(5)

Net income (loss)	58	(57)	26	(22)

Less net income attributable to noncontrolling interests	(2)	(2)	(4)	(4)

Net income (loss) attributable to Federal-Mogul	$56	$(59)	$22	$(26)

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$62	$(56)	$81	$(21)
Loss from discontinued operations, net of income tax	(6)	(3)	(59)	(5)

Net income (loss)	$56	$(59)	$22	$(26)

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income (loss) from continuing operations	$0.63	$(0.57)	$0.82	$(0.21)
Loss from discontinued operations, net of income tax	(0.06)	(0.03)	(0.60)	(0.05)

Net income (loss)	$0.57	$(0.60)	$0.22	$(0.26)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of Dollars)

Net income (loss)	$58	$(57)	$26	$(22)

Other comprehensive (loss) income:

Foreign currency translation adjustments and other	(38)	(104)	(78)	(20)

Postemployment benefits:
Net unrealized postemployment benefit credits arising during period	8	—	12	—
Reclassification of net postemployment benefits costs included in net income (loss) during period	(15)	5	(7)	13
Income taxes	(1)	(5)	(1)	(5)

Postemployment benefits, net of tax	(8)	—	4	8

Hedge instruments:
Net unrealized hedging losses arising during period	(6)	(5)	(7)	(2)
Reclassification of net hedging losses included in net income (loss) during period	2	12	9	24
Income taxes	1	(7)	1	(7)

Hedge instruments, net of tax	(3)	—	3	15

Other comprehensive (loss) income, net of tax	(49)	(104)	(71)	3

Comprehensive income (loss)	9	(161)	(45)	(19)

Less comprehensive loss (income) attributable to noncontrolling interests	—	4	—	(1)

Comprehensive income (loss) attributable to Federal-Mogul	$9	$(157)	$(45)	$(20)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Balance Sheets (Unaudited)

	June 30 2013	December 31 2012
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$375	$467
Accounts receivable, net	1,517	1,396
Inventories, net	1,101	1,074
Prepaid expenses and other current assets	210	203

Total current assets	3,203	3,140

Property, plant and equipment, net	1,936	1,971
Goodwill and other indefinite-lived intangible assets	1,024	1,019
Definite-lived intangible assets, net	381	408
Investments in non-consolidated affiliates	255	240
Other noncurrent assets	140	149

	$6,939	$6,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$134	$94
Accounts payable	807	751
Accrued liabilities	476	423
Current portion of pensions and other postemployment benefits liability	46	47
Other current liabilities	156	174

Total current liabilities	1,619	1,489

Long-term debt	2,732	2,733
Pensions and other postemployment benefits liability	1,296	1,362
Long-term portion of deferred income taxes	383	388
Other accrued liabilities	122	123

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 100,500,000 issued shares; 98,904,500 outstanding shares as of June 30, 2013 and December 31, 2012)	1	1
Additional paid-in capital, including warrants	2,150	2,150
Accumulated deficit	(537)	(559)
Accumulated other comprehensive loss	(917)	(850)
Treasury stock, at cost	(17)	(17)

Total Federal-Mogul shareholders’ equity	680	725

Noncontrolling interests	107	107

Total shareholders’ equity	787	832

	$6,939	$6,927

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2013	2012
	(Millions of Dollars)

Cash Provided From (Used By) Operating Activities
Net income (loss)	$26	$(22)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	144	140
Net loss from business dispositions	52	—
Change in postemployment benefits	(29)	(20)
Equity earnings of non-consolidated affiliates	(19)	(22)
Cash dividends received from non-consolidated affiliates	4	1
OPEB curtailment gain	(19)	—
Restructuring expense, net	16	14
Payments against restructuring liabilities	(12)	(9)
Adjustment of assets to fair value	2	121
Deferred tax benefit	(4)	(48)
Insurance proceeds related to Thailand flood	—	12
Gain from sales of property, plant and equipment	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	(152)	(220)
Inventories	(53)	(40)
Accounts payable	108	45
Other assets and liabilities	52	42

Net Cash Provided From (Used By) Operating Activities	116	(7)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(186)	(223)
Net payments associated with business dispositions	(25)	—
Capital investment in non-consolidated affiliate	(4)	(1)
Insurance proceeds related to Thailand flood	—	18
Net proceeds from sales of property, plant and equipment	—	2

Net Cash Used By Investing Activities	(215)	(204)

Cash Provided From (Used By) Financing Activities
Principal payments on term loans	(15)	(15)
Increase in other long-term debt	3	—
Increase (decrease) in short-term debt	42	(9)
Net remittances on servicing of factoring arrangements	(4)	(3)

Net Cash Provided From (Used By) Financing Activities	26	(27)

Effect of foreign currency exchange rate fluctuations on cash	(19)	1

Decrease in cash and equivalents	(92)	(237)

Cash and equivalents at beginning of period	467	953

Cash and equivalents at end of period	$375	$716

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2013

1.	BASIS OF PRESENTATION

Interim Financial Statements: The unaudited consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 27, 2013, portions of which were updated to reflect discontinued operations and filed as Exhibit 99.1 accompanying the Company’s Form 8-K filed on July 22, 2013. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

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

Controlling Ownership: As of June 30, 2013, Mr. Carl C. Icahn indirectly controls approximately 78% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.

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

Acquisition: In June 2012, the Company entered into a definitive agreement to purchase the BERU spark plug business from BorgWarner, Inc. These spark plugs are manufactured in France and Germany and are sold to European original equipment manufacturers. The purchase was finalized at the end of September 2012 for $52 million, net of acquired cash. The Company has allocated the purchase price in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company recorded $19 million of definite-lived intangible assets (primarily customer relationships) and $8 million of indefinite-lived intangible assets (primarily goodwill) associated with this acquisition.

Divestitures: In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During the six months ended June 30, 2013, the Company divested its sintered components operations located in France, its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. These divestitures have been presented as discontinued operations in the consolidated statements of operations. See Note 4 for further details.

Factoring of Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	June 30 2013	December 31 2012
	(Millions of Dollars)

Gross accounts receivable factored	$284	$217
Gross accounts receivable factored, qualifying as sales	260	216
Undrawn cash on factored accounts receivable	1	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of Dollars)

Proceeds from factoring qualifying as sales	$364	$363	$697	$776
Expenses associated with factoring of receivables	2	2	3	3

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $18 million and $19 million as of June 30, 2013 and December 31, 2012, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

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

Noncontrolling Interests: The following table presents a rollforward of the changes in noncontrolling interests:

Six Months Ended June 30, 2013
(Millions of Dollars)
Equity balance of non-controlling interests as of December 31, 2012	$107
Comprehensive income (loss):
Net income	4
Foreign currency adjustments and other	(4)

Equity balance of non-controlling interests as of June 30, 2013	$107

New Accounting Pronouncements: In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities and in January 2013, issued ASU No. 2013-01, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Both ASUs amend ASC Topic 210 (Balance Sheet) and require enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. These ASU’s are effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The adoption of this ASU effective January 1, 2013 had no disclosure impact.

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

The costs contained within “Restructuring expense, net” in the Company’s consolidated statements of operations are comprised of two types: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits, and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Termination benefits are also accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“FASB ASC 420”), for one-time termination benefits and are recorded dependent upon future service requirements. Facility closure and other costs are accounted for in accordance with FASB ASC 420, and are recorded when the liability is incurred.

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

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the six months ended June 30, 2013 by reporting segment. “PT,” represents Powertrain and “VCS” represents Vehicle Components Solutions.

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2013	$4	$5	$9	$3	$12
Provisions	4	2	6	2	8
Payments	(3)	(2)	(5)	(1)	(6)

Balance at March 31, 2013	5	5	10	4	14
Provisions	7	2	9	—	9
Reversals	(1)	—	(1)	—	(1)
Payments	(3)	(2)	(5)	(1)	(6)

Balance at June 30, 2013	$8	$5	$13	$3	$16

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the six months ended June 30, 2013. As the table reflects, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)

Balance at January 1, 2013	$12	$—	$12
Provisions	8	—	8
Payments	(6)	—	(6)

Balance at March 31, 2013	14	—	14
Provisions	9	—	9
Reversals	(1)	—	(1)
Payments	(6)	—	(6)

Balance at June 30, 2013	$16	$—	$16

The Company recognized net restructuring expenses of $8 million and $14 million during the three and six months ended June 30, 2012, respectively. Of the net restructuring expenses recognized during the three and six months ended June 30, 2012, $5 million was related to headcount reduction actions associated with the Vehicle Components Solutions segment.

Activities under “Restructuring 2013” Program

In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities in order to improve operating performance. The Company obtained Board approval to commence a restructuring plan (“Restructuring 2013”) as detailed below. Restructuring 2013 is intended to take place from 2013-2015.

The following table provides a quarterly summary of the Company’s Restructuring 2013 liabilities and related activity as of and for the six months ended June 30, 2013:

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2013	$—	$—	$—	$—	$—
Provisions	4	1	5	2	7
Payments	(2)	(1)	(3)	—	(3)

Balance at March 31, 2013	2	—	2	2	4
Provisions	7	2	9	—	9
Payments	(3)	(1)	(4)	—	(4)

Balance at June 30, 2013	$6	$1	$7	$2	$9

The following table provides a summary of the Company’s Restructuring 2013 liabilities and related activity for each type of exit cost as of and for the six months ended June, 2013:

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)

Balance at January 1, 2013	$—	$—	$—
Provisions	7	—	7
Payments	(3)	—	(3)

Balance at March 31, 2013	4	—	4
Provisions	9	—	9
Payments	(4)	—	(4)

Balance at June 30, 2013	$9	$—	$9

Net Restructuring 2013 costs by type of exit cost are as follows:

	Total Expected Costs	First Quarter 2013	Second Quarter 2013	Estimated Additional Charges
	(Millions of dollars)

Employee costs	$62	$7	$9	$46
Facility costs	17	—	—	17

	$79	$7	$9	$63

Activities under “Restructuring 2012” Program

In June 2012, the Company announced a restructuring plan (“Restructuring 2012”) to reduce or eliminate capacity at several high cost VCS facilities and transfer production to lower cost locations. Restructuring 2012 is anticipated to be completed within two years.

The following table provides a summary of the Company’s Restructuring 2012 liabilities and related activity for each type of exit cost as of and for the six months ended June 30, 2013:

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)

Balance at January 1, 2013	$4	$—	$4
Provisions	1	—	1
Payments	(1)	—	(1)

Balance at March 31, 2013	4	—	4
Payments	(1)	—	(1)

Balance at June 30, 2013	$3	$—	$3

Net Restructuring 2012 costs by type of exit cost are as follows:

	Total Expected Costs	Costs in 2012	First Quarter 2013	Second Quarter 2013	Estimated Additional Charges
	(Millions of dollars)

Employee costs	$12	$11	$1	$—	$—
Facility costs	3	—	—	—	3

	$15	$11	$1	$—	$3

3.	OTHER INCOME (EXPENSE), NET

The specific components of “Other income (expense), net” are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of Dollars)

Adjustment of Chapter 11 accrual	$4	$—	$4	$—
Foreign currency exchange	(4)	(4)	(2)	(6)
Third-party royalty income	2	—	4	1
Accounts receivable discount expense	(2)	(2)	(3)	(3)
Other	(1)	(2)	2	—

	$(1)	$(8)	$5	$(8)

4.	DISCONTINUED OPERATIONS

In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses not core to the Company’s long-term portfolio may be considered for divestiture or other exit activities.

During March 2013, the Company’s Powertrain Segment completed the divestiture of its sintered components operations located in France. This disposal resulted in a $47 million net loss (no income tax impact), which is included in “Loss from discontinued operations, net of income tax” during the six months ended June 30, 2013.

During June 2013, the Company’s Powertrain Segment completed the divestiture of its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. This disposal resulted in a $5 million net loss (no income tax impact), which is included in “Loss from discontinued operations, net of income tax” during the three and six months ended June 30, 2013.

Operating results related to discontinued operations are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of Dollars

Net sales	$13	$29	$40	$62
Cost of products sold	(13)	(31)	(43)	(64)

Gross margin	—	(2)	(3)	(2)

Selling, general and administrative expenses	—	(1)	(3)	(2)
Other expense, net	(1)	—	(1)	(1)

Operating loss (no income tax impact)	(1)	(3)	(7)	(5)

Loss on sale of discontinued operations (no income tax impact)	(5)	—	(52)	—

Loss from discontinued operations, net of income tax	$(6)	$(3)	$(59)	$(5)

5.	FINANCIAL INSTRUMENTS

Interest Rate Risk

The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. During the first quarter of 2013, the majority of these interest rate swap agreements expired. As of June 30, 2013, the remaining five-year interest rate swap agreements have a total notional value of $140 million. Since the interest rate swaps hedge the variability of interest payments on variable debt rate with the same terms, they qualify for cash flow hedge accounting treatment. As of June 30, 2013 and December 31, 2012, unrealized net losses of $1 million and $10 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of June 30, 2013, losses of $1 million are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statement of operations within the next 6 months.

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

Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	June 30 2013	December 31 2012
	(Millions of Dollars)

Combined notional value	$67	$45
Combined notional value designated as hedging instruments	67	44
Unrealized net (losses) gains recorded in “Accumulated other comprehensive loss”	(6)	1

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

Information regarding the Company’s outstanding foreign currency hedge contracts is as follows:

	June 30	December 31
	2013	2012
	(Millions of Dollars)

Combined notional value	$93	$160
Combined notional value designated as hedging instruments	18	11
Unrealized net gains recorded in “Accumulated other comprehensive loss”	—	1

Substantially all of the foreign currency price hedge contracts mature within one year.

The foreign currency contracts not designated as hedging instruments were entered into by the Company in order to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars over 2013. These contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. The Company recorded a loss of $(4) million and $(3) million in “Other income (expense), net” related to these contracts for the three months and six months ended June 30, 2013, respectively.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during the six months ended June 30, 2013. The Company has one VCS customer that accounts for approximately 17% of the Company’s net accounts receivable balance as of June 30, 2013. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	June 30 2013	December 31 2012	Balance Sheet Location	June 2013	December 31 2012
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$(1)	$(10)
Commodity contracts	Other current liabilities	—	2	Other current liabilities	(6)	(1)

		$—	$2		$(7)	$(11)

Derivatives not designated as cash flow hedging instruments:
Foreign currency contracts		$—	$—	Other current liabilities	$(4)	$(10)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of comprehensive income (loss) and consolidated statement of operations for the three months ended June 30, 2013:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(Millions of Dollars)

Interest rate swap contracts	$—	Interest expense, net	$(1)

Commodity contracts	(6)	Cost of products sold	(1)

	$(6)		$(2)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)

Foreign currency contracts	Other income (expense), net	$(4)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of comprehensive income (loss) and consolidated statement of operations for the three months ended June 30, 2012:

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

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of comprehensive income (loss) and consolidated statement of operations for the six months ended June 30, 2013:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(Millions of Dollars)

Interest rate swap contracts	$1	Interest expense, net	$(8)

Commodity contracts	(8)	Cost of products sold	(1)

	$(7)		$(9)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)

Foreign currency contracts	Other income (expense), net	$(3)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of comprehensive income (loss) and consolidated statement of operations for the six months ended June 30, 2012:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
(Millions of Dollars)

Interest rate swap contracts	$(3)	Interest expense, net	$(19)

Commodity contracts	2	Cost of products sold	(6)

Foreign currency contracts	(1)	Cost of products sold	1

	$(2)		$(24)

6.	FAIR VALUE MEASUREMENTS

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at June 30, 2013 and December 31, 2012 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
June 30, 2013:
Interest rate swap contracts	$(1)	$(1)	C
Commodity contracts	(6)	(6)	C
Foreign currency contracts	(4)	(4)	C

December 31, 2012:
Interest rate swap contracts	$(10)	$(10)	C
Commodity contracts	1	1	C
Foreign currency contracts	(10)	(10)	C

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

Assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2013 and 2012 are set forth in the table below:

	Asset	Level 3	(Loss)	Valuation Technique
	(Millions of Dollars)
June 30, 2013:
Property, plant and equipment	$2	$2	$(2)	C

June 30, 2012:
Property, plant and equipment	$20	$20	$(16)	C
Trademarks and brand names	45	45	(13)	C
Goodwill	—	—	(91)	C

Property, plant and equipment with carrying values of $4 million were written down to their fair value of $2 million, resulting in an impairment charge of $2 million, which was recorded within “Adjustment of assets to fair value” for the six months ended June 30, 2013. Property, plant and equipment with carrying values of $36 million were written down to their fair value of $20 million, resulting in an impairment charge of $16 million, which was recorded within “Adjustment of assets to fair value” for the six months ended June 30, 2012. The Company determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists.

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

Goodwill at one of the Company’s reporting units with a carrying value of $91 million was written down to its fair value of zero, resulting in a $91 million impairment charge for the three and six months ended June 30, 2012. This goodwill impairment charge was recorded within “Adjustment of assets to fair value.” The estimated fair value was determined based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings. In addition to this $91 million goodwill impairment charge, the Company finalized its 2011 goodwill impairment analysis during the first quarter of 2012 and recognized an additional $1 million in goodwill impairment.

7.	INVENTORIES

Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at June 30, 2013 and December 31, 2012. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	June 30 2013	December 31 2012
	(Millions of Dollars)

Raw materials	$206	$200
Work-in-process	170	161
Finished products	833	812

	1,209	1,173
Inventory valuation allowance	(108)	(99)

	$1,101	$1,074

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

At June 30, 2013 and December 31, 2012, goodwill and other indefinite-lived intangible assets consist of the following:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(Millions of Dollars)

Goodwill	$1,392	$(598)	$794	$1,385	$(598)	$787
Trademarks and brand names	431	(201)	230	433	(201)	232

	$1,823	$(799)	$1,024	$1,818	$(799)	$1,019

At June 30, 2013 and December 31, 2012, definite-lived intangible assets consist of the following:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)

Developed technology	$116	$(58)	$58	$117	$(53)	$64
Customer relationships	560	(237)	323	562	(218)	344

	$676	$(295)	$381	$679	$(271)	$408

The Company’s net goodwill balances by reporting segment are as follows:

	June 30	December 31
	2013	2012
	(Millions of Dollars)

Powertrain	$475	$480
Vehicle Components Solutions	319	307

	$794	$787

The Company’s net trademarks and brand names balances by reporting segment are as follows:

	June 30	December 31
	2013	2012
	(Millions of Dollars)

Vehicle Components Solutions	$228	$228
Powertrain	2	4

	$230	$232

The following is a quarterly summary of the Company’s goodwill and other intangible assets (net) as of and for the six months ended June 30, 2013:

	Net Goodwill	Trademarks and Brand Names	Total Goodwill and Indefinite- Lived Intangibles	Definite- Lived Intangibles (Net)
	(Millions of Dollars)

Balance at January 1, 2013	$787	$232	$1,019	$408
BERU spark plugs purchase accounting adjustments	7	—	7	(3)
Disposition	—	(1)	(1)	—
Amortization expense	—	—	—	(12)
Foreign currency	—	(1)	(1)	—

Balance at March 31, 2013	794	230	1,024	393
BERU spark plugs purchase accounting adjustments	1	—	1	—
Amortization expense	—	—	—	(12)
Foreign currency	(1)	—	(1)	—

Balance at June 30, 2013	$794	$230	$1,024	$381

The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

9.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES

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

The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	June 30	December 31
	2013	2012
	(Millions of Dollars)

Investments in non-consolidated affiliates	$255	$240

Direct ownership percentages	2% to 50%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of Dollars)

Equity earnings of non-consolidated affiliates	$10	$12	$19	$22
Cash dividends received from non-consolidated affiliates	4	1	4	1

The following table presents selected aggregated financial information of the Company’s non-consolidated affiliates:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of Dollars)
Statements of Operations
Sales	$259	$195	$455	$393
Gross margin	55	43	91	85
Income from continuing operations	38	31	63	60
Net income	34	27	55	52

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

10.	ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	June 30	December 31
	2013	2012
	(Millions of Dollars)

Accrued compensation	$190	$153
Accrued rebates	115	113
Alleged defective products	43	42
Non-income taxes payable	39	36
Accrued product returns	23	22
Accrued professional services	23	17
Accrued income taxes	18	15
Restructuring liabilities	16	12
Accrued warranty	8	12
Other	1	1

	$476	$423

11.	DEBT

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

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of Dollars)

Amortization of fair value adjustment	$6	$6	$11	$11

Debt consists of the following:

	June 30	December 31
	2013	2012
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,852	1,862
Tranche C term loan	945	950
Debt discount	(41)	(52)
Other debt, primarily foreign instruments	110	67

	2,866	2,827
Less: short-term debt, including current maturities of long-term debt	(134)	(94)

Total long-term debt	$2,732	$2,733

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

The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Per the terms of the credit facility, $50 million of the Tranche C Term Loan proceeds were deposited in a Term Letter of Credit Account. The Company was in compliance with all debt covenants as of June 30, 2013 and December 31, 2012.

The revolving credit facility has an available borrowing base of $492 million and $451 million as of June 30, 2013 and December 31, 2012, respectively. The Company had $40 million and $37 million of letters of credit outstanding as of June 30, 2013 and December 31, 2012, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

Estimated fair values of the Company’s Debt Facilities were:

	Estimated Fair Value (Level 1)	Carrying Value in Excess of Fair Value	Valuation Technique
	(Millions of Dollars)
June 30, 2013:
Debt Facilities	$2,685	$71	A

December 31, 2012:
Debt Facilities	$2,587	$173	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of June 30, 2013 and December 31, 2012. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 6, Fair Value Measurements, for definitions of input levels and valuation techniques.

12.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world.

Components of net periodic benefit cost (credit) for the three months ended June 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2013	2012	2013	2012	2013	2012
	(Millions of Dollars)
Service cost	$1	$5	$3	$2	$—	$—
Interest cost	12	14	3	4	4	4
Expected return on plan assets	(15)	(13)	(1)	(1)	—	—
Amortization of actuarial loss	4	8	2	—	1	—
Amortization of prior service credit	—	—	—	—	(3)	(4)
Curtailment gain	—	—	—	—	(19)	—

Net periodic benefit cost (credit)	$2	$14	$7	$5	$(17)	$—

Components of net periodic benefit cost (credit) for the six months ended June 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2013	2012	2013	2012	2013	2012
	(Millions of Dollars)
Service cost	$2	$10	$6	$4	$—	$—
Interest cost	24	28	7	9	8	8
Expected return on plan assets	(29)	(26)	(2)	(2)	—	—
Amortization of actuarial loss	7	17	4	—	3	—
Amortization of prior service credit	—	—	—	—	(6)	(8)
Curtailment gain	—	(1)	—	—	(19)	—

Net periodic benefit cost (credit)	$4	$28	$15	$11	$(14)	$—

During the second quarter of 2013, the Company ceased operations at one of its U.S. manufacturing locations. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the Company’s U.S. Welfare Benefit Plan triggered the recognition of a $19 million OPEB curtailment gain, which was recognized in the consolidated statements of operations during the three and six months ended June 30, 2013.

13.	INCOME TAXES

For the six months ended June 30, 2013, the Company recorded an income tax expense of $(24) million on income from continuing operations before income taxes of $109 million. This compares to an income tax benefit of $20 million on a loss from continuing operations before income taxes of $(37) million in the same period of 2012. The income tax expense for the six months ended June 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. Statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits. The income tax benefit for the six months ended June 30, 2012 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to audit settlements, valuation allowance release in Germany, a tax benefit recorded in continuing operations pursuant to an exception to the intraperiod tax allocation rules and a tax benefit recorded related to a special economic zone tax incentive in Poland, partially offset by a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit.

The Company believes that it is reasonably possible that certain of its unrecognized tax benefits relating to transfer pricing may decrease by approximately $20 million in the next 12 months due to an audit settlement, with no impact on the effective tax rate due to a valuation allowance release.

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

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At June 30, 2013, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $44 million.

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

The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	June 30	December 31
	2013	2012
	(Millions of Dollars)

Other current liabilities	$4	$3
Other accrued liabilities (noncurrent)	25	26

	$29	$29

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

15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX)

The following represents the Company’s changes in “Accumulated other comprehensive loss (“AOCL”) by component for the six months ended June 30, 2013:

	Foreign Currency Translation Adjustments	Gains and Losses on Cash Flow Hedges	Post- employment Benefits	Total
	(Millions of Dollars)

Balance January 1, 2013	$(242)	$(24)	$(584)	$(850)

Other comprehensive (loss) income before reclassifications	(74)	(7)	12	(69)
Amounts reclassified from AOCL	—	9	(7)	2
Income taxes	—	1	(1)	—

Other comprehensive (loss) income	(74)	3	4	(67)

Balance June 30, 2013	$(316)	$(21)	$(580)	$(917)

16.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Items not reclassified in their entirety out of AOCL to net income (loss) for the three and six months ended June 30, 2013 are as follows:

	Three Months Ended June 30, 2103	Six Months Ended June 30, 2103	Affected Line Item in the Statement Where Net Income is Presented
	(Millions of Dollars)

Losses on cash flow hedges
Interest rate swap contracts	$(1)	$(8)	Interest expense, net (Note (1))
Commodity contracts	(1)	(1)	Cost of products sold
Income taxes	—	—	Income tax expense

Net of tax	$(2)	$(9)

Postemployment benefits

Recognition of unamortized losses	$—	$(4)	Loss from discontinued operations, net of tax
Curtailment gain	19	19	Note (2)
Amortization of prior service credits	3	6	Note (2)
Amortization of actuarial losses	(7)	(14)	Note (2)

Total	$15	$7
Income taxes	—	—	Income tax expense

Net of tax	$15	$7

Total reclassifications	$13	$(2)

Note (1):	See Note 5, Financial Instruments, for additional information.
Note (2):	These items are included in the computation of net periodic benefit cost. See Note 12, Pension and Other Postemployment Benefits, for additional information.

17.	WARRANTS

On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of June 30, 2013.

18.	STOCK-BASED COMPENSATION

A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the six months ended June 30, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	SARs	Price	Life	Value
	(Thousands)		(Years)	(Millions)

Outstanding at January 1, 2013	1,886	$19.21	3.4	$—
Forfeited	(195)	19.19

Outstanding at March 31, 2013	1,691	19.21	3.2	$—
Forfeited	(101)	19.20

Outstanding at June 30, 2013	1,590	$19.21	2.9	$—

Exercisable at June 30, 2013	1,082	$19.34	2.8	$—

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,039,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company recognized SARs expense of $1 million and less than $1 million for the three and six months ended June 30, 2013, respectively. The Company recognized SARs income of $4 million and $3 million for the three and six months ended June 30, 2012, respectively.

The June 30, 2013 and December 31, 2012 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	June 30, 2013			December 31, 2012
	2012 SARs	2011 SARs	2010 SARs	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.16	$17.64	$21.03	$17.16
Expected volatility	55%	55%	55%	56%	56%	56%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Expected forfeitures	0%	0%	0%	0%	0%	0%
Risk-free rate over the expected life	0.39%	0.22%	0.13%	0.30%	0.23%	0.17%
Expected life (in years)	2.1	1.4	0.8	2.5	1.7	1.1
Fair value (in millions)	$1.0	$0.5	$0.1	$0.8	$0.4	$0.1
Fair value of vested portion (in millions)	$0.5	$0.4	$0.1	$0.2	$0.2	$—

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

19.	INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share attributable to Federal-Mogul:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of Dollars, Except per Share Amounts)
Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$62	$(56)	$81	$(21)
Loss from discontinued operations	(6)	(3)	(59)	(5)

Net income (loss)	$56	$(59)	$22	$(26)

Weighted average shares outstanding, basic (in millions)	98.9	98.9	98.9	98.9

Incremental shares on assumed conversion of deferred compensation stock (in millions)	—	0.5	—	0.5

Weighted average shares outstanding, diluted (in millions)	98.9	99.4	98.9	99.4

Net income (loss) per common share attributable to Federal-Mogul – basic and diluted:
Net (loss) income from continuing operations	$0.63	$(0.57)	$0.82	$(0.21)
Loss from discontinued operations	(0.06)	(0.03)	(0.60)	(0.05)

Net (loss) income	$0.57	$(0.60)	$0.22	$(0.26)

The Company recognized a net loss for the three and six months ended June 30, 2012. As a result, diluted loss per share is the same as basic loss per share for these periods as any potentially dilutive securities would reduce the loss per share.

Warrants to purchase 6,951,871 common shares were not included in the computation of weighted average shares outstanding, including dilutive shares, for the three and six months ended June 30, 2013 and 2012 because the exercise price was greater than the average market price of the Company’s common shares during these periods.

Options to purchase 4,000,000 common shares, which expired on June 29, 2012, were not included in the computation of weighted average shares outstanding, including dilutive shares, for the three and six months ended June 30, 2012 because the exercise price was greater than the average market price of the Company’s common shares during this period.

As a result of the Company’s common stock registered rights offering (“rights offering”) announced in May 2013, the Company’s total shares outstanding were increased to 150,029,244 as of July 10, 2013. See Note 20 for additional information.

20.	SUBSEQUENT EVENTS

In July 2013, the Company announced its intent to move production from its Orangeburg, SC manufacturing facility to existing facilities in Mexico and the United States. The transition is expected to be completed within two years. This activity is covered under the Restructuring 2013 program. See Note 2 for further details regarding the Restructuring 2013 program.

On July 11, 2013, the Company filed on Form 8-K the announcement of the completion of its common stock rights offering. The subscription period for the rights offering expired on July 9, 2013 with approximately 51 million shares of the Company’s common stock purchased in the rights offering for a total subscription price and realized proceeds of approximately $500 million.

The purchases of shares of common stock in the rights offering increased the indirect control of Mr. Carl C. Icahn to approximately 80.73% of the voting power. As a result of the increased indirect control, the Company became part of an affiliated group of corporations as defined in Section 1504 of the Internal Revenue Code of 1986.

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

Net sales, cost of products sold and gross margin information are as follows:

	Three Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Margin
	2013	2012	2013	2012	2013	2012
	(Millions of Dollars)

Powertrain	$1,092	$1,024	$(947)	$(884)	$145	$140
Vehicle Components Solutions	783	749	(648)	(630)	135	119
Inter-segment eliminations	(103)	(98)	103	98	—	—

Total Reporting Segment	1,772	1,675	(1,492)	(1,416)	280	259
Corporate	—	—	—	(2)	—	(2)

Total Company	$1,772	$1,675	$(1,492)	$(1,418)	$280	$257

	Six Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Margin
	2013	2012	2013	2012	2013	2012
	(Millions of Dollars)

Powertrain	$2,142	$2,100	$(1,870)	$(1,810)	$272	$290
Vehicle Components Solutions	1,520	1,505	(1,261)	(1,259)	259	246
Inter-segment eliminations	(203)	(199)	203	199	—	—

Total Reporting Segment	3,459	3,406	(2,928)	(2,870)	531	536
Corporate	—	—	—	(3)	—	(3)

Total Company	$3,459	$3,406	$(2,928)	$(2,873)	$531	$533

Operational EBITDA and the reconciliation to net income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	(Millions of Dollars)

Powertrain	$106	$102	$195	$208
Vehicle Components Solutions	57	55	109	113

Total Operational EBITDA	163	157	304	321

Depreciation and amortization	(72)	(70)	(144)	(140)
Interest expense, net	(24)	(32)	(53)	(64)
OPEB curtailment gain	19	—	19	—
Restructuring expense, net	(8)	(8)	(16)	(14)
Discontinued operations	(6)	(3)	(59)	(5)
Adjustment of assets to fair value	(2)	(119)	(2)	(121)
Non-service cost components associated with U.S. based funded pension plans	(1)	(9)	(1)	(17)
Income tax (expense) benefit	(13)	29	(24)	20
Other	2	(2)	2	(2)

Net income (loss)	$58	$(57)	$26	$(22)

Total assets are as follows:

	June 30	December 31
	2013	2012
	(Millions of Dollars)

Powertrain	$3,262	$3,116
Vehicle Components Solutions	3,308	3,242

Total Reporting Segment Assets	6,570	6,358
Discontinued operations	5	52
Corporate	364	517

Total Company Assets	$6,939	$6,927

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

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) filed on February 27, 2013, portions of which were updated to reflect discontinued operations and filed as Exhibit 99.1 accompanying the Company’s Form 8-K filed on July 22, 2013, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

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

Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the six months ended June 30, 2013, the Company derived 38% of its sales in the United States and 62% internationally. The Company has operations in established markets including Canada, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and developing markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand, Turkey and Venezuela. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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

Results of Operations

Consolidated Results – Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012

Net sales:

	Three Months Ended June 30
	2013	2012
	(Millions of Dollars)

Powertrain	$1,092	$1,024
Vehicle Components Solutions	783	749
Inter-segment eliminations	(103)	(98)

Total	$1,772	$1,675

The percentage of net sales by group and region for the three months ended June 30, 2013 and 2012 are listed below. “PT,” represents Powertrain and “VSC” represents Vehicle Components Solutions.

	PT	VCS	Total
2013
North America	34%	57%	44%
EMEA	49%	37%	43%
Rest of World	17%	6%	13%

2012
North America	34%	61%	46%
EMEA	49%	32%	41%
Rest of World	17%	7%	13%

Cost of products sold:

	Three Months Ended June 30
	2013	2012
	(Millions of Dollars)

Powertrain	$(947)	$(884)
Vehicle Components Solutions	(648)	(630)
Inter-segment eliminations	103	98

Total Reporting Segment	(1,492)	(1,416)
Corporate	—	(2)

Total Company	$(1,492)	$(1,418)

Gross margin:

	Three Months Ended June 30
	2013	2012
	(Millions of Dollars)

Powertrain	$145	$140
Vehicle Components Solutions	135	119

Total Reporting Segment	280	259
Corporate	—	(2)

Total Company	$280	$257

Consolidated sales increased by $97 million or 6%, to $1,772 million for the second quarter of 2013 from $1,675 million in the same period of 2012. The impact of foreign currency increased sales by $8 million, and the constant dollar sales increase was $89 million. Excluding sales directly related to the BERU spark plug acquisition of $16 million and sales from the European distribution agreement for ignition products of $27 million, sales organically increased by $46 million, which is net of $5 million from customer price decreases.

This $46 million of organic sales growth is primarily due to an increase in external sales volumes in the PT segment of $43 million, or 5% of PT’s external sales. When taking into account the regional and market mix of PT’s sales, the combination of declines in European light vehicle and commercial vehicle production of 3% and 8%, respectively, declines in North American commercial vehicle production of 9%, and increases in light vehicle production in North America and Asia of 5% each, the market for PT’s products grew by 1%. PT segment sales therefore grew in excess of underlying market demand.

Cost of products sold increased by $74 million to $1,492 million for the second quarter of 2013 compared to $1,418 million in the same period of 2012. The increase in materials, labor and overhead as a direct result of the increase in sales volumes was $68 million and $12 million as a result of the BERU spark plug acquisition. Savings in material costs of $23 million were offset by currency impacts of $9 million, inefficiencies of $4 million, and unabsorbed costs on inter-segment supply of $3 million.

Gross margin increased by $23 million to $280 million, or 15.8% of sales, for the second quarter of 2013 compared to $257 million, or 15.3% of sales, in the same period of 2012. Despite volume increases, the Company is still subject to product mix issues given that commercial vehicle production declined to a greater extent than light vehicle production in major regions, thereby shifting the mix of products away from more technically complex, higher value added parts. The diesel proportion of the European light vehicle market also remains below historic levels. Therefore the favorable impact on margins due to the volume increase alone was $10 million. The favorable impact on margins from materials and services sourcing savings was $23 million, partially offset by $5 million of unfavorable customer pricing and $4 million of unfavorable productivity. The BERU spark plug acquisition provided $4 million of gross margin, offset by $3 million of unabsorbed costs on inter-segment transfers.

Reporting Segment Results – Three Months Ended June, 2013 vs. Three Months Ended June 30, 2012

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and operational EBITDA from continuing operations for the three months ended June 30, 2013 compared with the three months ended June 30, 2012 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan and OPEB curtailment gains or losses. Information for the three months ended June 30, 2012 has been reclassified from that presented in prior reports to reflect the financial results of operations divested in 2013 as discontinued operations.

				Total
			Inter-segment	Reporting		Total
	PT	VCS	Elimination	Segment	Corporate	Company
	(Millions of Dollars)
Sales
Three months ended June 30, 2012	$1,024	$749	$(98)	$1,675	$—	$1,675
External sales volumes	43	35	—	78	—	78
Inter-segment sales volumes	4	1	(5)	—	—	—
Customer pricing	(2)	(3)	—	(5)	—	(5)
Acquisitions	16	—	—	16	—	16
Foreign currency	7	1	—	8	—	8

Three months ended June 30, 2013	$1,092	$783	$(103)	$1,772	$—	$1,772

				Total
			Inter-segment	Reporting		Total
	PT	VCS	Elimination	Segment	Corporate	Company
Cost of Products Sold
Three months ended June 30, 2012	$(884)	$(630)	$98	$(1,416)	$(2)	$(1,418)
External sales volumes / mix	(41)	(27)	—	(68)	—	(68)
Inter-segment sales volumes	(7)	(1)	5	(3)	—	(3)
Productivity, net of inflation	(8)	4	—	(4)	—	(4)
Materials and services sourcing	16	7	—	23	—	23
Pension	—	—	—	—	2	2
Depreciation	(2)	(1)	—	(3)	—	(3)
Acquisitions	(12)	—	—	(12)	—	(12)
Foreign currency	(9)	—	—	(9)	—	(9)

Three months ended June 30, 2013	$(947)	$(648)	$103	$(1,492)	$—	$(1,492)

				Total
			Inter-segment	Reporting		Total
	PT	VCS	Elimination	Segment	Corporate	Company
Gross Margin
Three months ended June 30, 2012	$140	$119	$—	$259	$(2)	$257
External sales volumes / mix	2	8	—	10	—	10
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(3)	—	—	(3)	—	(3)
Customer pricing	(2)	(3)	—	(5)	—	(5)
Productivity, net of inflation	(8)	4	—	(4)	—	(4)
Materials and services sourcing	16	7	—	23	—	23
Pension	—	—	—	—	2	2
Depreciation	(2)	(1)	—	(3)	—	(3)
Acquisitions	4	—	—	4	—	4
Foreign currency	(2)	1	—	(1)	—	(1)

Three months ended June 30, 2013	$145	$135	$—	$280	$—	$280

				Total
			Inter-segment	Reporting		Total
	PT	VCS	Elimination	Segment	Corporate	Company
Operational EBITDA
Three months ended June 30, 2012	$102	$55	$—	$157	$—	$157
External sales volumes / mix	2	3	—	5	—	5
Unabsorbed fixed costs on inter-segment sales	(3)	—	—	(3)	—	(3)
Customer pricing	(2)	(3)	—	(5)	—	(5)
Productivity, cost of products sold	(8)	4	—	(4)	—	(4)
Productivity, SG&A	(5)	(12)	—	(17)	—	(17)
Productivity, other	2	—	—	2	—	2
Sourcing, cost of products sold	16	7	—	23	—	23
Sourcing, SG&A	1	1	—	2	—	2
Sourcing, other	(1)	—	—	(1)	—	(1)
Equity earnings in non-consolidated affiliates	—	(2)	—	(2)	—	(2)
Acquisitions	4	—	—	4	—	4
Foreign currency	—	(1)	—	(1)	—	(1)
Other	(2)	5	—	3	—	3

Three months ended June 30, 2013	$106	$57	$—	$163	$—	$163

Depreciation and amortization						(72)
Interest expense, net						(24)
OPEB curtailment gain						19
Restructuring expense, net						(8)
Discontinued operations						(6)
Adjustment of assets to fair value						(2)
Income tax expense						(13)
Non-service cost components associated with the U.S. based funded pension plan						(1)
Other						2

Net Income						$58

Powertrain

Sales increased by $68 million, or 7%, to $1,092 million for the second quarter of 2013 from $1,024 million in the same period of 2012. The Powertrain segment generates approximately 70% of its revenue outside the United States and the resulting currency movements increased reported sales by $7 million. The BERU spark plug acquisition also increased sales by $16 million. External sales volumes increased by $43 million, or 5% of PT sales. When taking into account the regional and market mix of PT’s sales, the combination of declines in European light vehicle and commercial vehicle production of 3% and 8%, respectively, declines in North American commercial vehicle production of 9%, and increases in light vehicle production in North America and Asia of 5% each, the market for PT’s products grew by 1%. PT segment sales therefore grew in excess of underlying market demand.

Cost of products sold increased by $63 million to $947 million for the second quarter of 2013 compared to $884 million in the same period of 2012. The increase in materials, labor and overhead as a direct result of the increase in sales volumes and inter-segment supply was $48 million, with $12 million of cost increases as a result of the BERU spark plug acquisition. Savings in material costs of $16 million were offset by currency impacts of $9 million, and inefficiencies of $8 million.

Gross margin increased by $5 million to $145 million, or 13.3% of sales, for the second quarter of 2013 from $140 million, or 13.7% of sales, in the same period of 2012. Despite volume increases, the Powertrain segment is still subject to product mix issues given that commercial vehicle production declined to a greater extent than light vehicle production in major regions, thereby shifting the mix of products away from more technically complex, higher value added parts. The diesel proportion of the European light vehicle market also remains below historic levels. Therefore the favorable impact on margins due to the $43 million increase in external sales volumes was $2 million, offset by $3 million of unabsorbed costs on inter segment supply. The favorable impact on margins from materials and services sourcing savings was $16 million, partially offset by $2 million of unfavorable customer pricing and $8 million of unfavorable productivity. The BERU spark plug acquisition provided $4 million of gross margin, offset by $2 million of increased depreciation and $2 million of adverse currency impacts.

Operational EBITDA increased by $4 million to $106 million for the second quarter of 2013 from $102 million in the same period of 2012. The increase includes $16 million of materials sourcing savings and $4 million directly related to the BERU spark plug acquisition. These increases were offset by unfavorable productivity of $11 million including labor inflation, increased year-over-year incentive compensation and project costs, unabsorbed fixed costs on inter-segment supply of $3 million and unfavorable customer pricing of $2 million.

Vehicle Components Solutions

Sales increased by $34 million, or 5%, to $783 million for the second quarter of 2013 from $749 million in the same period of 2012. The increase in external sales volumes of $35 million is mainly the result of the additional sales of $27 million from the European distribution agreement for ignition products established in the first quarter of 2013. The remainder of the volume increase of $8 million comprises an increase of $22 million, or 8% in Europe, partially offset by a decline in sales in North America of $6 million, or 1% and in ROW of $8 million, or 15%. However, the decrease in North American VCS segment sales relates to the managed exit from some specific unprofitable OEM parts, with aftermarket sales remaining flat year over year.

Cost of products sold increased by $18 million to $648 million for the second quarter of 2013 compared to $630 million in the same period of 2012. The increase in materials, labor and overhead as a direct result of the increase in sales volumes and inter segment supply was $28 million partially offset by efficiencies of $4 million and materials and services sourcing savings of $7 million.

Gross margin increased by $16 million to $135 million, or 17.2% of sales, for the second quarter of 2013 compared to $119 million or 15.9% of sales, in the same period of 2012. The favorable impact of increased sales volumes, partially offset by the impact of unfavorable mix, increased gross margin by $8 million. Savings in materials and sourced products increased gross margin by $7 million.

Operational EBITDA increased by $2 million to $57 million for the second quarter of 2013 from $55 million in the same period of 2012. Savings in materials and sourced products of $8 million and the impact of increased volumes of $3 million were partially offset by unfavorable productivity of $8 million including labor inflation, increased year-over-year incentive compensation and project costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $185 million, or 10.4% of net sales, for the second quarter of 2013 as compared to $173 million, or 10.3% of net sales, for the same quarter of 2012.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $43 million in each of the three month periods ended June 30, 2013 and 2012, respectively.

Adjustment of Assets to Fair Value

The Company recognized PPE impairments of $2 million for the three months ended June 30, 2013. The Company recognized impairments of $119 million for the three months ended June 30, 2012. The impairment charge was comprised of $91 million of goodwill impairments, $15 million of PP&E impairments and $13 million of trademark and brand name impairments.

Interest Expense, Net

Net interest expense was $24 million for the second quarter of 2013 compared to $32 million for the second quarter of 2012. The decrease was primarily due to the expiration of unfavorable interest rate swaps.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended June 30, 2013:

			Total
			Reporting		Total
	PT	VCS	Segment	Corporate	Company
	(Millions of Dollars)

Balance at March 31, 2013	$5	$5	$10	$4	$14
Provisions	7	2	9	—	9
Reversals	(1)	—	(1)	—	(1)
Payments	(3)	(2)	(5)	(1)	(6)

Balance at June 30, 2013	$8	$5	$13	$3	$16

Other Income (Expense), Net

Other income (expense), net was $(1) million for the three months ended June 30, 2013 compared to $(8) million for the same period of 2012.

Income Taxes

For the three months ended June 30, 2013, the Company recorded income tax expense of $(13) million on income from continuing operations before income taxes of $77 million. This compares to an income tax benefit of $29 million on a loss from continuing operations before income taxes of $(83) million in the same period of 2012. The income tax expense for the three months ended June 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. Statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits. The income tax benefit for the three months ended June 30, 2012 differs from the U.S. statutory rate due primarily to a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to audit settlements, valuation allowance release in Germany, a tax benefit recorded in continuing operations pursuant to an exception to the intraperiod tax allocation rules and a tax benefit recorded related to a special economic zone tax incentive in Poland.

The Company believes that it is reasonably possible that certain of its unrecognized tax benefits relating to transfer pricing may decrease by approximately $20 million in the next 12 months due to an audit settlement, with no impact on the effective tax rate due to a valuation allowance release.

Consolidated Results – Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012

Net sales:

	Six Months Ended June 30
	2013	2012
	(Millions of Dollars)

Powertrain	$2,142	$2,100
Vehicle Components Solutions	1,520	1,505
Inter-segment eliminations	(203)	(199)

Total	$3,459	$3,406

The percentage of net sales by group and region for the six months ended June 30, 2013 and 2012 are listed below. “PT,” represents Powertrain and “VSC” represents Vehicle Components Solutions.

	PT	VCS	Total
2013
North America	34%	58%	44%
EMEA	49%	36%	43%
Rest of World	17%	6%	13%

2012
North America	33%	61%	45%
EMEA	50%	32%	42%
Rest of World	17%	7%	13%

Cost of products sold:

	Six Months Ended June 30
	2013	2012
	(Millions of Dollars)

Powertrain	$(1,870)	$(1,810)
Vehicle Components Solutions	(1,261)	(1,259)
Inter-segment eliminations	203	199

Total Reporting Segment	(2,928)	(2,870)
Corporate	—	(3)

Total Company	$(2,928)	$(2,873)

Gross margin:

	Six Months Ended June 30
	2013	2012
	(Millions of Dollars)

Powertrain	$272	$290
Vehicle Components Solutions	259	246

Total Reporting Segment	531	536
Corporate	—	(3)

Total Company	$531	$533

Consolidated sales increased by $53 million or 2%, to $3,459 million for the six months ended June 30, 2013 from $3,406 million in the same period of 2013 with minimal adverse foreign currency impact of $1 million. Excluding sales directly related to the BERU spark plug acquisition of $30 million and sales from the European distribution agreement for ignition products of $55 million, sales decreased by $32 million including $4 million from customer price decreases. The organic sales volume change was therefore $27 million. PT sales volumes increased by $9 million compared to last year, and VCS sales volumes fell by $36 million.

Given PT’s relative presence in the light vehicle, commercial vehicle and industrial markets and the relative year over year changes in production rates for those markets, the expected change in PT sales would be a decline of 3%, whereas PT sales were virtually flat – reflecting better performance than the underlying market.

In the VCS segment, sales decreased by $40 million, mainly attributable to the decrease in sales in North America of 4%. This reflects the cessation of selected non-strategic business contracts as well as a softening in the export business, mainly due to a decline in shipments into Venezuela as a result of the currency devaluation. However, sales in VCS Europe increased by 4% due to improving market conditions.

Cost of products sold increased by $55 million to $2,928 million for the six months ended June 30, 2013 compared to $2,873 million in the same period of 2012. The increase in materials, labor and overheads as a direct result of the increase in external sales volumes and inter segment supply was $52 million along with an increase of $23 million directly related to the BERU spark plug acquisition. Materials and sourcing savings of $35 million were partly offset by inefficiencies of $7 million and adverse currency movements of $5 million.

Gross margin decreased by $2 million to $531 million, or 15.4% of sales, for the six months ended June 30, 2013 compared to $533 million, or 15.6% of sales, in the same period of 2012. Despite volume increases, the company is still subject to product mix issues given that commercial vehicle production declined to a greater extent than light vehicle production in major regions, thereby shifting the mix of products away from more technically complex, higher value added parts. The diesel proportion of the European light vehicle market also remains below historic levels. Therefore the impact on margins due to the volume increase alone was a reduction of $24 million, including $6 million of unabsorbed costs on inter-segment supply. The favorable impact on margins from materials and services sourcing savings of $35 million, the impact of the BERU spark plug acquisition of $7 million and reduced pension expense of $3 million were partially offset by $7 million of unfavorable productivity, $6 million of increased depreciation, $6 million of adverse currency movements and $4 million of unfavorable customer pricing.

Reporting Segment Results – Six Months Ended June, 2013 vs. Six Months Ended June 30, 2012

The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and operational EBITDA from continuing operations for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan and OPEB curtailment gains or losses. Information for the six months ended June 30, 2012 has been reclassified from that presented in prior reports to reflect the financial results of operations divested in 2013 as discontinued operations.

				Total
			Inter-segment	Reporting		Total
	PT	VCS	Elimination	Segment	Corporate	Company
	(Millions of Dollars)
Sales
Six months ended June 30, 2012	$2,100	$1,505	$(199)	$3,406	$—	$3,406
External sales volumes	9	19	—	28	—	28
Inter-segment sales volumes	3	1	(4)	—	—	—
Customer pricing	(2)	(2)	—	(4)	—	(4)
Acquisitions	30	—	—	30	—	30
Foreign currency	2	(3)	—	(1)	—	(1)

Six months ended June 30, 2013	$2,142	$1,520	$(203)	$3,459	$—	$3,459

				Total
			Inter-segment	Reporting		Total
	PT	VCS	Elimination	Segment	Corporate	Company
Cost of Products Sold
Six months ended June 30, 2012	$(1,810)	$(1,259)	$199	$(2,870)	$(3)	$(2,873)
External sales volumes / mix	(26)	(20)	—	(46)	—	(46)
Inter-segment sales volumes	(9)	(1)	4	(6)	—	(6)
Productivity, net of inflation	(9)	2	—	(7)	—	(7)
Materials and services sourcing	21	14	—	35	—	35
Pension	—	—	—	—	3	3
Depreciation	(5)	(1)	—	(6)	—	(6)
Acquisitions	(23)	—	—	(23)	—	(23)
Foreign currency	(9)	4	—	(5)	—	(5)

Six months ended June 30, 2013	$(1,870)	$(1,261)	$203	$(2,928)	$—	$(2,928)

				Total
			Inter-segment	Reporting		Total
	PT	VCS	Elimination	Segment	Corporate	Company
Gross Margin
Six months ended June 30, 2012	$290	$246	$—	$536	$(3)	$533
External sales volumes / mix	(17)	(1)	—	(18)	—	(18)
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(6)	—	—	(6)	—	(6)
Customer pricing	(2)	(2)	—	(4)	—	(4)
Productivity, net of inflation	(9)	2	—	(7)	—	(7)
Materials and services sourcing	21	14	—	35	—	35
Pension	—	—	—	—	3	3
Depreciation	(5)	(1)	—	(6)	—	(6)
Acquisitions	7	—	—	7	—	7
Foreign currency	(7)	1	—	(6)	—	(6)

Six months ended June 30, 2013	$272	$259	$—	$531	$—	$531

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Operational EBITDA
Six months ended June 30, 2012	$208	$113	$—	$321	$—	$321
External sales volumes / mix	(18)	(8)	—	(26)	—	(26)
Unabsorbed fixed costs on inter-segment sales	(6)	—	—	(6)	—	(6)
Customer pricing	(2)	(2)	—	(4)	—	(4)
Productivity, cost of products sold	(9)	2	—	(7)	—	(7)
Productivity, SG&A	(6)	(17)	—	(23)	—	(23)
Productivity, Other	3	(1)	—	2	—	2
Sourcing, Cost of products sold	21	14	—	35	—	35
Sourcing, SG&A	1	2	—	3	—	3
Sourcing, Other	(1)	—	—	(1)	—	(1)
Equity earnings in non-consolidated affiliates	(1)	(3)	—	(4)	—	(4)
Acquisitions	6	—	—	6	—	6
Foreign currency	1	(1)	—	—	—	—
Other	(2)	10	—	8	—	8

Six months ended June 30, 2013	$195	$109	$—	$304	$—	$304

Depreciation and amortization						(144)
Discontinued operations						(59)
Interest expense, net						(53)
OPEB curtailment gain						19
Restructuring expense, net						(16)
Adjustment of assets to fair value						(2)
Non-service cost components associated with the U.S. based funded pension plan						(1)
Income tax expense						(24)
Other						2

Net income						$26

Powertrain

Sales increased by $42 million, or 2%, to $2,142 million for the six months ended June 30, 2013 from $2,100 million in the same period of 2012 of which $30 million resulted from the acquisition of the BERU spark plug business. External sales volumes increased by $9 million. Given PT’s relative presence in the light vehicle, commercial vehicle and industrial markets and the relative year over year changes in production rates for those markets, the expected change in PT sales would be a decline of 3%, whereas PT sales were virtually flat – reflecting better performance than the underlying market

Cost of products sold increased by $60 million to $1,870 million for the six months ended June 30, 2013 compared to $1,810 million in the same period of 2012. The increase in materials, labor and overheads as a direct result of the increase in external sales volumes and inter segment supply was $35 million along with an increase of $23 million directly related to the BERU spark plug acquisition. Materials and sourcing savings of $21 million were partly offset by inefficiencies of $9 million, adverse currency movements of $9 million, and increased depreciation of $5 million.

Gross margin decreased by $18 million to $272 million, or 12.7% of sales, for the six months ended June 30, 2013 compared to $290 million, or 13.8% of sales, in the same period of 2012. Despite volume increases, the Company is still subject to product mix issues given that commercial vehicle production declined to a greater extent than light vehicle production in major regions, thereby shifting the mix of products away from more technically complex, higher value added parts. The diesel proportion of the European light vehicle market also remains below historic levels. Therefore the impact on margins due to the volume increase alone was a reduction of $23 million, including $6 million of unabsorbed costs on inter-segment supply. The favorable impact on margins from materials and services sourcing savings of $21 million, the impact of the BERU spark plug acquisition of $7 million were partially offset by $9 million of unfavorable productivity, $5 million of increased depreciation, $7 million of adverse currency movements and $2 million of unfavorable customer pricing.

Operational EBITDA decreased by $13 million to $195 million for the six months ended June 30, 2013 from $208 million in the same period of 2012. This decrease was due to adverse mix impacts in excess of favorable volume changes of $24 million, unfavorable productivity of $12 million including labor inflation, increased year-over-year incentive compensation and project costs, and unfavorable customer pricing of $2 million, partially offset by favorable materials and services sourcing of $21 million and $6 million directly related to the BERU spark plug acquisition.

Vehicle Components Solutions

Sales increased by $15 million, or 1%, to $1,520 million for the six months ended June 30, 2013 from $1,505 million in the same period of 2012, including $55 million from the European distribution agreement for ignition products and adverse currency movements of $3 million. The organic sales change was therefore a decline of $37 million, with a $39 million, or 4% decline in North America, a $12 million, or 2% increase in Europe and a $10 million, or 13% decline in ROW. These movements reflect the cessation of selected non-strategic business contracts as well as a softening in the export business, mainly due to a decline in shipments into Venezuela as a result of the currency devaluation.

Cost of products sold increased by $2 million to $1,261 million for the six months ended June 30, 2013 compared to $1,259 million in the same period of 2012. This increase was due to $20 million directly associated with external sales volumes being mostly offset by favorable materials and services sourcing savings of $14 million and efficiencies of $2 million.

Gross margin increased by $13 million to $259 million, or 17.0% of sales, for the six months ended June 30, 2013 compared to $246 million or 16.3% of sales, in the same period of 2012. This is the result of materials and services sourcing savings of $14 million and favorable productivity of $2 million partially offset by unfavorable customer pricing of $2 million.

Operational EBITDA decreased by $4 million to $109 million for the six months ended June 30, 2013 from $113 million in the same period of 2012. This is primarily due to an $8 million decrease associated with the adverse impact of product mix changes over and above the improvements from increased sales. Favorable materials and services sourcing of $16 million were totally offset by unfavorable productivity of $16 million including labor inflation, increased year-over-year incentive compensation and project costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) were $370 million, or 10.7% of net sales, for the six months ended June 30, 2013 as compared to $361 million, also 10.6% of net sales, for the period of 2012.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $89 million for the six months ended June 30, 2013 compared with $87 million for the same period in 2012.

Adjustment of Assets to Fair Value

The Company recognized PPE impairments of $2 million for the six months ended June 30, 2013. The Company recognized impairments of $121 million for the six months ended June 30, 2012. The impairment charge was comprised of $92 million of goodwill impairments, $16 million of PP&E impairments and $13 million of trademark and brand name impairments.

Interest Expense, Net

Net interest expense was $53 million for the six months ended June 30, 2013 compared to $64 million for the same period of 2012. The decrease is primarily due to the expiration of unfavorable interest rate swaps.

Restructuring Activities

The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the six months ended June 30, 2013:

			Total
			Reporting		Total
	PT	VCS	Segment	Corporate	Company
	(Millions of Dollars)
Balance at January 1, 2013	$4	$5	$9	$3	$12
Provisions	4	2	6	2	8
Payments	(3)	(2)	(5)	(1)	(6)

Balance at March 31, 2013	5	5	10	4	14
Provisions	7	2	9	—	9
Reversals	(1)	—	(1)	—	(1)
Payments	(3)	(2)	(5)	(1)	(6)

Balance at June 30, 2013	$8	$5	$13	$3	$16

Other Income (Expense), Net

Other income (expense), net was $5 million for the six months ended June 30, 2013 compared to $(8) million for the same period of 2012.

Income Taxes

For the six months ended June 30, 2013, the Company recorded an income tax expense of $(24) million on income from continuing operations before income taxes of $109 million. This compares to an income tax benefit of $20 million on a loss from continuing operations before income taxes of $(37) million in the same period of 2012. The income tax expense for the six months ended June 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. Statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance release, partially offset by pre-tax losses with no tax benefits. The income tax benefit for the six months ended June 30, 2012 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to audit settlements, valuation allowance release in Germany, a tax benefit recorded in continuing operations pursuant to an exception to the intraperiod tax allocation rules and a tax benefit recorded related to a special economic zone tax incentive in Poland, partially offset by a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit.

The Company believes that it is reasonably possible that certain of its unrecognized tax benefits relating to transfer pricing may decrease by approximately $20 million in the next 12 months due to an audit settlement, with no impact on the effective tax rate due to a valuation allowance release.

Litigation and Environmental Contingencies

For a summary of material litigation and environmental contingencies, refer to Note 14 of the consolidated financial statements, “Commitments and Contingencies.”

Liquidity and Capital Resources

Cash Flow

Cash flow provided from operating activities was $116 million for the six months ended June 30, 2013 compared to cash flow used by operating activities of $(7) million for the comparable period of 2012. The $123 million year-over-year increase is primarily attributable an $118 million decrease in working capital outflow.

Cash flow used by investing activities was $215 million for the six months ended June 30, 2013 compared to $204 million for the comparable period of 2012. Capital expenditures of $186 million and $223 million for the six months ended June 30, 2013 and 2012, respectively, were required to support future sales growth and productivity improvements. Furthermore, there were $25 million of net payments during the six months ended June 30, 2013 related to business dispositions.

Cash flow provided from financing activities was $26 million for the six months ended June 30, 2013 compared to cash flow used by financing activities of $(27) million for the comparable period of 2012. This $53 million increase in cash inflow was primarily due to a $51 million flow change associated with short-term debt borrowings.

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

On July 11, 2013, the Company filed on Form 8-K the announcement of the completion of its common stock rights offering. The subscription period for the rights offering expired on July 9, 2013 with approximately 51 million shares of the Company’s common stock purchased in the rights offering for a total subscription price of approximately $500 million.

Off Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements.

Other Liquidity and Capital Resource Items

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	June 30	December 31
	2013	2012
	(Millions of Dollars)

Gross accounts receivable factored	$284	$217
Gross accounts receivable factored, qualifying as sales	260	216
Undrawn cash on factored accounts receivable	1	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(Millions of Dollars)

Proceeds from factoring qualifying as sales	$364	$363	$697	$776
Expenses associated with factoring of receivables	2	2	3	3

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $18 million and $19 million as of June 30, 2013 and December 31, 2012, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

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

The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2013, the Company derived 38% of its sales in the United States and 62% internationally. Of these international sales, 57% are denominated in the euro, with no other single currency representing more than 8%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the six months ended June 30, 2013 would have decreased “Net income from continuing operations attributable to Federal-Mogul” by approximately $9 million.

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

As of June 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013, at the reasonable assurance level previously described.

Changes to Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of June 30, 2013, the Company’s management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal three and six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the six months ended June 30, 2013.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.

Note 14, that is included in Part I of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The Company has substantial indebtedness, which could restrict the Company’s business activities and could subject the Company to significant interest rate risk: As of June 30, 2013, the Company had approximately $2.9 billion of outstanding indebtedness under its existing credit facility. The Company is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s operational restructuring activities may not result in the anticipated synergies and cost savings: It is possible that the achievement of expected synergies and cost savings associated with restructuring activities will require additional costs or charges to earnings in future periods. It is also possible that the expected synergies may not be achieved. During the three months ended June 30, 2013, the Company recognized net restructuring expenses of $8 million. The Company has announced operational restructuring actions as part of Restructuring 2012 and Restructuring 2013. In addition, although no determination has been made with respect to any additional future operational restructure opportunities, the Company continues to evaluate other potential operational restructuring opportunities and may determine to undertake additional operational restructuring actions in the future. At this time, however, no determination has been made with respect to any potential additional operational restructuring opportunities. The Company expects to finance its operational restructuring programs through cash generated from ongoing operations or through cash available under our credit facility, subject to the terms of applicable covenants. Any costs or charges relating to restructuring activities could adversely impact the business, results of operations, liquidity and financial condition.

Adverse conditions in the automotive market adversely affect demand for the Company’s products and expose the Company to credit risks of its customers: The revenues of the Company’s operations are closely tied to global OE automobile and commercial vehicle sales, production levels, and independent aftermarket parts replacement activity. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive and commercial vehicle production in the local markets served by the Company can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. Automakers across Europe are experiencing difficulties from a weakened economy and tightening credit markets. OEM vehicle production in Europe decreased by 7% from 2011 to 2012. As a result, the Company has experienced and may continue to experience reductions in orders from these OEM customers. A prolonged downturn in the European automotive industry or a significant change in product mix due to consumer demand could continue to have an adverse impact on the Company’s business. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could impact demand from aftermarket customers. The Company’s results of operations and financial condition could be adversely affected if the Company fails to respond in a timely and appropriate manner to changes in the demand for its products.

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company has granted terms extensions to certain customers in the North American aftermarket, which have resulted in significant receivables balances with some of these customers. The Company’s customer base includes virtually every significant global automotive manufacturer, numerous Tier 1 automotive suppliers, and a large number of distributors and installers of automotive aftermarket parts.

A drop in the market share and changes in product mix offered by the Company’s customers can impact the Company’s revenues: The Company is dependent on the continued growth, viability and financial stability of the Company’s customers. The Company’s customers generally are OEMs in the automotive industry. This industry is subject to rapid technological change, vigorous competition, short product life cycles and cyclical and reduced consumer demand patterns. When the Company’s customers are adversely affected by these factors, the Company may be similarly affected to the extent that the Company’s customers reduce the volume of orders for its products. As a result of changes impacting the Company’s customers, including shifts in regional growth, shifts in OEM sales demand, and shifts in consumer demand related to vehicle segment purchases and content penetration, sales mix can shift, which may have either favorable or unfavorable impact on revenue. For instance, a shift in sales demand favoring a particular OEM’s vehicle model for which the Company does not have a supply contract may negatively impact its revenue. A shift in regional sales demand toward certain markets could favorably impact the sales of those of the Company’s customers that have a large market share in those regions, which in turn would be expected to have a favorable impact on the Company’s revenue. In 2012, sales in Europe shifted away from diesel-powered vehicles, which adversely affected the Company.

The mix of vehicle offerings by the Company’s OEM customers also impacts its sales. A decrease in consumer demand for specific types of vehicles where the Company has traditionally provided significant content could have a significant effect on the Company’s business and financial condition. The Company’s sales of products in the regions in which its customers operate is also dependent upon the success of those customers in those regions.

Escalating price pressures from customers may adversely affect the Company’s business: Downward pricing pressures by automotive manufacturers is a characteristic of the automotive industry. Virtually all automakers have implemented aggressive price reduction initiatives and objectives with their suppliers, and such actions are expected to continue in the future. In addition, accurately estimating the impact of such pressures is difficult because any price reductions are a result of negotiations and other factors. Accordingly, suppliers must be able to reduce their operating costs in order to maintain profitability. If the Company is unable to offset customer price reductions in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives and other cost reduction initiatives, the Company’s results of operations and financial condition will likely be adversely affected.

Employee strikes and labor-related disruptions involving the Company or one or more of the Company’s customers or suppliers may adversely affect its operations: The Company’s business is labor-intensive and many of its employees are represented by unions or work councils. A strike or other form of significant work disruption by the Company’s employees would likely have an adverse effect on its ability to operate its business. A labor dispute involving the Company or one or more of its customers or suppliers or that could otherwise affect its operations could reduce its sales and harm its profitability. A labor dispute involving another supplier to the Company’s customers that results in a slowdown or a closure of those customers’ assembly plants where the Company’s products are included in the assembled parts or vehicles could also adversely affect the Company’s business and harm its profitability. In addition, the Company’s inability or the inability of any of its customers, its suppliers or its customers’ suppliers to negotiate an extension of a collective bargaining agreement upon its expiration could reduce the Company’s sales and harm its profitability. Significant increases in labor costs as a result of the renegotiation of collective bargaining agreements could also adversely affect the Company’s business and harm its profitability.

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

A disruption to information technology systems could adversely affect the Company’s business and financial performance: The Company relies on the accuracy, capacity and security of its information technology systems, as well as information technology systems provided by third parties. Despite the security and risk-prevention measures the Company has implemented, these systems could fail, or could be breached, damaged or otherwise interrupted by computer viruses, unauthorized physical or electronic access or other natural or man-made incidents or disasters. Such a failure, breach or interruption could result in business disruption, theft of intellectual property or trade secrets and unauthorized access to personnel information. To the extent that the Company’s business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect the Company’s business, financial condition and results of operations.

Warranty claims, product liability claims and product recalls could harm the Company’s business, results of operations and financial conditions: The Company faces the inherent business risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s designed products are defective or are alleged to be defective, the Company may be required to participate in a recall campaign. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, automakers are increasingly expecting them to warrant their products and are increasingly looking to suppliers for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against the Company in excess of its available insurance coverage and established reserves, or a requirement that the Company participate in a product recall campaign, could adversely effect the Company’s business, results of operations and financial condition.

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

The Company’s operations in foreign countries expose the Company to risks related to economic and political conditions, currency fluctuations, import/export restrictions, regulatory and other risks: The Company has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;

•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);

•	currency exchange rate fluctuations (including, but not limited to, material exchange rate fluctuations, such as devaluations) and currency controls export and import restrictions; and

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting inappropriate payments.

The likelihood of such occurrences and their potential effect on the Company are unpredictable and vary from country-to-country.

Certain of the Company’s operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to, Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Mexican peso, Polish zloty, Russian ruble, South Korean won and Swedish krona). In reporting its consolidated statements of operations, the Company translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal- Mogul’s consolidated results.

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

The Company may not be successful in its efforts to identify, complete or integrate acquisitions, and the Company may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause the Company not to realize anticipated benefits and adversely affect the Company’s results of operations: In the past, the Company has grown through acquisitions, and may engage in acquisitions in the future as part of the Company’s sustainable global profitable growth strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If the Company is unable to successfully integrate its acquisitions, it may not realize the benefits of the acquisitions, the financial results may be negatively affected, or additional cash may be required to integrate such operations.

In the future, the Company may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. The Company’s identification of suitable acquisition candidates and joint venture opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes the effects on the Company’s business, the potential overvaluation of acquisition candidates, diversion of management’s attention and risks associated with unanticipated problems or unforeseen liabilities. Moreover, any acquisition may require significant financial resources that would otherwise be used for the ongoing development of the Company’s business or require it to incur or assume additional indebtedness, resulting in increased leverage. Even if the Company identifies suitable acquisition candidates, there may be competition from buyers when trying to acquire these candidates or the Company may not be able to successfully negotiate the terms of any definitive agreements. Accordingly, there can be no assurances that the Company will be able to acquire such candidates at reasonable prices, on favorable terms or at all.

The Company’s failure to identify suitable acquisition or joint venture opportunities may restrict the Company’s ability to grow its business. If the Company is successful in pursuing future acquisitions or joint ventures, the Company may be required to expend significant funds, incur additional debt and/or issue additional securities (potentially resulting in dilution to existing stockholders), which may materially adversely affect results of operations. If the Company spends significant funds or incurs additional debt, the Company’s ability to obtain financing for working capital or other purposes could decline and the Company may be more vulnerable to economic downturns and competitive pressures. Even if the Company overcomes these challenges and risks, it may not realize the anticipated benefits of these acquisitions and there may be other unanticipated or unidentified effects. While the Company would typically seek protection through representations and warranties and indemnities, as applicable, significant liabilities may not be identified in due diligence or may come to light only after the expiration of any indemnity periods.

Furthermore, the difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent the Company pursues acquisition or joint venture opportunities internationally. The Company may not be effective in retaining key employees or customers of the combined businesses. The Company may face integration issues pertaining to the internal controls and operations functions of the acquired companies and also may not realize cost efficiencies or synergies that were anticipated when selecting the acquisition candidates. The Company may experience managerial or other conflicts with its joint venture partners. Any of these items could adversely affect the Company’s results of operations.

The Company may not recognize anticipated benefits from any strategic divestiture of portions of our business: The Company evaluates potential divestiture opportunities with respect to portions of our business from time to time, and may determine to proceed with a divestiture opportunity if and when the Company believes such opportunity is consistent with its business strategy and it would be able to realize value for its stockholders in so doing. The Company has in the past sold (including its recent sale of F-M Sintertech), and may from time to time in the future sell, one or more portions, or all of its business. Any divestiture or disposition could expose the Company to significant risks, including, without limitation, fees for legal and transaction-related services, diversion of management resources, loss of key personnel and reduction in revenue. Further, the Company may be required to retain or indemnify a buyer against certain liabilities and obligations in connection with any such divestiture, and it may also become subject to third-party claims arising out of such divestiture. In addition, the Company may not achieve the expected price in a divestiture transaction.

If a divestiture does occur, the Company cannot be certain that its business, operating results and financial condition will not be adversely affected. A successful divestiture depends on various factors, including the Company’s ability to:

•	Effectively transfer liabilities, contracts, facilities and employees to any purchaser;

•	Identify and separate the assets (including intangible assets) to be divested from those that it wishes to retain;

•	Reduce fixed costs previously associated with the divested assets or business; and

•	Collect the proceeds from any divestitures.

If the Company does not realize the expected benefits or synergies of any divestiture transaction, it could adversely affect its financial condition and results of operations.

The Company’s actions to separate its business into two divisions may result in additional costs: The Company is separating its business into two separate business divisions. One division will focus primarily on the manufacture and sale of powertrain products to original equipment manufacturers (“Powertrain” or “PT”), while the other will consist of the Company’s global aftermarket as well as its brake, chassis and wipers businesses (“Vehicle Components Solutions” or “VCS”). The Company has taken several actions in connection with the creation of these two operating divisions, including the appointing of a Chief Executive Officer for PT and a Chief Executive Officer for VCS and the identification of facilities that will be managed by each division. This separation may result in additional costs and expenses both during and after separation. No assurances can be given that the separation of the business into these two divisions will not have a material adverse impact on the Company’s profitability and consolidated financial position.

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

The automotive industry is highly competitive and the Company’s success depends upon its ability to compete effectively in the market: The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology and service. In addition, customers continue to require periodic price reductions that require the Company to continually assess, redefine and improve its operations, products and manufacturing capabilities to maintain and improve profitability. The Company’s management continues to develop and execute initiatives to meet the challenges of the industry and to achieve its strategy; however, there can be no assurances that the Company will be able to compete effectively in the automotive market.

The Company’s substantial pension obligations and other postemployment benefits could adversely impact the Company’s operating margins and cash flows: The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other postemployment benefits. The Company has substantial pension and other postemployment benefit obligations. For the quarter ended June 30, 2013, the Company had net periodic benefit costs of $2 million and $7 million for United States and non-United States pension plans, respectively, and a net periodic benefit credit related to other postemployment benefits of $17 million, inclusive of a $19 million curtailment gain. In addition, the Company sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. As of December 31, 2012, the Company had unfunded pension obligations of approximately $520 million and $419 million, for United States and non-United States pension plans, respectively. If the performance of the assets in the pension plans does not meet the Company’s expectations, or other actuarial assumptions are modified, the Company’s required contributions may be higher than it expects. The Company’s pension and other postemployment benefit obligations could adversely impact the Company’s operating margins and cash flows.

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

The Company is subject to a variety of environmental, health and safety laws and regulations and the cost of complying, or the Company’s failure to comply with such requirements may have a material adverse effect on its business, financial condition and results of operations: The

Company is subject to a variety of federal, state, local and foreign environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health and safety and the environment. These laws and regulations expose the Company to liability for the environmental condition of its current and former facilities or third-party waste disposal sites to which it has sent wastes, and also may expose the Company to liability for the conduct of others or for the Company’s actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose the Company to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials. The Company is currently involved in investigation and remediation activities at various sites and there can be no assurances that any liabilities or costs associated with such activities will not exceed any corresponding reserves the Company has taken. In addition, the Company cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If the Company violates or fails to comply with these requirements, the Company could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently and may become more stringent over time, which could have a material adverse effect on the Company’s business.

The Company’s failure to maintain and comply with environmental permits that the Company is required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on the Company’s operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of our products, operations or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company’s business, financial conditions and operations.

New regulations related to “conflict minerals” may force the Company to incur additional expenses and may make its supply chain more complex. In August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in their products. These new requirements will require due diligence efforts in 2013, with initial disclosure requirements beginning in 2014. There will be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in the Company’s products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.

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

Any of the Company’s patents, trademarks and other intellectual property rights may be challenged, invalidated, circumvented or rendered unenforceable. The Company cannot guarantee that it will be successful should its intellectual property rights be challenged for any reason. The laws of countries outside the U.S. may also not favor the protection and enforcement of the Company’s intellectual property rights to the same extent as the laws of the U.S. If the Company’s patent claims or other intellectual property rights are rendered invalid or unenforceable, or narrowed in scope, the coverage afforded to the Company’s products could be impaired, which could significantly impede the Company’s ability to market its products, negatively affect its competitive position and materially adversely affect its business and results of operations. The Company also relies on trade secrets and other confidential information, but these may be misappropriated or otherwise disclosed in an unauthorized manner to third parties.

The Company’s pending or future patent applications may not result in an issued patent. Additionally, newly issued patents may not provide meaningful protection against competitors or against competitive technologies. Courts in the United States and in other countries may invalidate the Company’s patents or find them unenforceable. Competitors may also be able to design around the Company’s patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. Any efforts to enforce the Company’s intellectual property rights may be costly, distract management’s attention and resources, and ultimately be unsuccessful. If these developments were to occur, they could have an adverse effect on the Company’s sales. If the Company’s intellectual property rights are not adequately protected, the Company may not be able to commercialize its technologies, products or services and the Company’s competitors could commercialize the Company’s technologies, which could result in a decrease in the Company’s sales and market share and could materially adversely affect the Company’s business, financial condition and results of operations.

The Company’s products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and could prevent the Company from using technology that is essential to its products: The Company cannot guarantee that its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against the Company, its customers, licensees or other parties indemnified by the Company, whether successful or not, could result in substantial costs and harm the Company’s reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of its business. In addition, intellectual property litigation or claims could force the Company to do one or more of the following:

•	cease selling or using any products that incorporate the asserted intellectual property, which would adversely affect the Company’s revenue;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

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

The Company may be exposed to certain regulatory and financial risks related to climate change: Climate change is continuing to receive increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. The focus on emissions could increase costs associated with the Company’s operations, including costs for raw materials and transportation. Because the scope of future laws in this area is uncertain, the Company cannot predict the potential impact of such laws on its future consolidated financial condition, results of operations or cash flows.

The Company carries significant goodwill on its balance sheet, which is subject to impairment testing and could subject the Company to significant non-cash charges to earnings if impairment occurs: As of June 30, 2013, the Company had goodwill of $794 million, which represented approximately 12% of its total assets. Goodwill is not amortized, but is tested for impairment annually or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Factors that could indicate that the Company’s goodwill is impaired include, but are not limited to, whether the Company’s fair value, as measured by its market capitalization, has remained below its net book value for a significant period of time, lower than projected operating results and cash flows, and significant industry deterioration in key geographic regions. If impairment is determined to exist, it may result in a significant non-cash charge to earnings.

The Company May Be Subject to the Pension liabilities of other Members of Mr. Icahn’s Control Group which could have a materially adverse effect on the Company: As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company and its subsidiaries are subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. As members of the controlled group, the Company would be liable for any failure of other group companies to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of those pension plans. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and it would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Any such liabilities could have a materially adverse effect on the Company’s business, financial condition and results of operations. The current underfunded status of other group pension plans requires those companies to notify the PBGC of certain “reportable events,” such as if the Company ceases to be a member of the controlled group, or if it makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.

The Company is controlled by a principal stockholder whose interests may differ from your interests: Approximately 80.7% of the outstanding shares of our common stock are beneficially owned indirectly by Mr. Carl C. Icahn. As a result of his stock ownership, Mr. Icahn controls the Company and has the power to elect a majority of our directors, appoint new management and approve any action requiring the approval of the holders of common stock, including adopting amendments to our certificate of incorporation and approving acquisitions or sales of all or substantially all of our assets. The directors elected by Mr. Icahn have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the issuance of debt or obtaining other sources of financing, the implementation of stock repurchase programs and the declaration of dividends. Circumstances may occur in which the interests of our principal stockholder could be in conflict with the interests of the Company of the Company’s other stockholders. In addition, Mr. Icahn and entities controlled by him may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in our company. To the extent that conflicts arise between the Company and Mr. Icahn and his affiliates, those conflicts may be resolved in a manner adverse to the Company and its other shareholders.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification by Rainer Jueckstock, Co-Chief Executive Officer, Federal-Mogul Corporation, and Chief Executive Officer, Powertrain, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by Kevin P. Freeland, Co-Chief Executive Officer, Federal-Mogul Corporation, and Chief Executive Officer, Vehicle Components Solutions, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3	Certification by Alan J. Haughie, Chief Financial Officer, Federal-Mogul Corporation, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

101	Financial statements from the quarterly report on Form 10-Q of Federal-Mogul Corporation for the quarter ended June 30, 2013, filed on July 22, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive (Loss) Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows: and (v) the Notes to the Consolidated Financial Statements furnished herewith.

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

Dated: July 22, 2013