Form 10-Q
period 2013-09-30
FEDERAL MOGUL CORP
filed 2013-10-24
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of 10/21/2013, there were 150,029,244 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL CORPORATION
Form 10-Q
For the Three and Nine Months Ended September 30, 2013

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL-MOGUL CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$1,690	$1,545	$5,093	$4,904
Cost of products sold	(1,435)	(1,332)	(4,311)	(4,160)
Gross margin	255	213	782	744
Selling, general and administrative expenses	(177)	(173)	(545)	(532)
OPEB curtailment gain	—	51	19	51
Interest expense, net	(24)	(32)	(77)	(97)
Amortization expense	(12)	(12)	(36)	(36)
Equity earnings of non-consolidated affiliates	8	6	26	28
Restructuring expense, net	(4)	(5)	(20)	(20)
Adjustment of assets to fair value	(1)	(53)	(3)	(168)
Other expense, net	(6)	(11)	(1)	(17)

Income (loss) from continuing operations before income taxes	39	(16)	145	(47)
Income tax (expense) benefit	(6)	8	(30)	27

Net income (loss) from continuing operations	33	(8)	115	(20)
Gain (loss) from discontinued operations, net of income tax	7	(3)	(49)	(14)
Net income (loss)	40	(11)	66	(34)

Less net income attributable to noncontrolling interests	(2)	—	(6)	(3)
Net income (loss) attributable to Federal-Mogul	$38	$(11)	$60	$(37)

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$31	$(8)	$109	$(23)
Gain (loss) from discontinued operations, net of income tax	7	(3)	(49)	(14)
Net income (loss)	$38	$(11)	$60	$(37)

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income (loss) from continuing operations	$0.21	$(0.08)	$0.95	$(0.23)
Gain (loss) from discontinued operations, net of income tax	0.05	(0.03)	(0.43)	(0.14)
Net income (loss)	$0.26	$(0.11)	$0.52	$(0.37)
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Millions of Dollars)
Net income (loss)	$40	$(11)	$66	$(34)

Other comprehensive income (loss):
Foreign currency translation adjustments and other	49	56	(29)	36

Postemployment benefits:
Net unrealized postemployment benefit gains (losses) arising during period (See Notes 4 and 12)	10	(21)	22	(21)
Reclassification of net postemployment benefits costs included in net income (loss) during period	(14)	(44)	(21)	(31)
Income taxes	—	5	(1)	—
Postemployment benefits, net of tax	(4)	(60)	—	(52)

Hedge instruments:
Net unrealized hedging gains (losses) arising during period	3	3	(4)	1
Reclassification of net hedging losses included in net income (loss) during period	3	12	12	37
Income taxes	—	3	1	(4)
Hedge instruments, net of tax	6	18	9	34

Other comprehensive income (loss), net of tax	51	14	(20)	18

Comprehensive income (loss)	91	3	46	(16)

Less comprehensive income attributable to noncontrolling interests	(2)	(2)	(2)	(3)

Comprehensive income (loss) attributable to Federal-Mogul	$89	$1	$44	$(19)
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30	December 31
	2013	2012
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$960	$467
Accounts receivable, net	1,419	1,396
Inventories, net	1,087	1,074
Prepaid expenses and other current assets	230	203
Total current assets	3,696	3,140
Property, plant and equipment, net	1,970	1,971
Goodwill and other indefinite-lived intangible assets	1,017	1,019
Definite-lived intangible assets, net	368	408
Investments in non-consolidated affiliates	248	240
Other noncurrent assets	147	149
	$7,446	$6,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$109	$94
Accounts payable	786	751
Accrued liabilities	468	423
Current portion of pensions and other postemployment benefits liability	47	47
Other current liabilities	150	174
Total current liabilities	1,560	1,489

Long-term debt	2,730	2,733
Pensions and other postemployment benefits liability	1,269	1,362
Long-term portion of deferred income taxes	382	388
Other accrued liabilities	127	123

Shareholders’ equity:
Preferred stock ($.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($.01 par value; 450,100,000 authorized shares; 151,624,744 issued shares and 150,029,244 outstanding shares as of September 30, 2013; 100,500,000 issued shares and 98,904,500 outstanding shares as of December 31, 2012)	2	1
Additional paid-in capital, including warrants	2,649	2,150
Accumulated deficit	(499)	(559)
Accumulated other comprehensive loss ("AOCL")	(866)	(850)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	1,269	725
Noncontrolling interests	109	107
Total shareholders’ equity	1,378	832
	$7,446	$6,927
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30
	2013	2012
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income (loss)	$66	$(34)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	218	212
Net loss from business dispositions	43	—
Change in postemployment benefits	(51)	(62)
Equity earnings of non-consolidated affiliates	(26)	(28)
Cash dividends received from non-consolidated affiliates	27	2
OPEB curtailment gain	(19)	(51)
Restructuring expense, net	20	20
Payments against restructuring liabilities	(19)	(11)
Adjustment of assets to fair value	3	174
Deferred tax benefit	(9)	(62)
Insurance proceeds related to Thailand flood	—	12
Gain from sales of property, plant and equipment	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	(97)	(256)
Inventories	(43)	(68)
Accounts payable	92	17
Other assets and liabilities	53	61
Net Cash Provided From (Used By) Operating Activities	258	(76)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(270)	(296)
Net proceeds associated with business dispositions	26	—
Payment to acquire business, net of cash acquired	—	(52)
Capital investment in non-consolidated affiliate	(4)	(2)
Insurance proceeds related to Thailand flood	—	18
Net proceeds from sales of property, plant and equipment	3	5
Net Cash Used By Investing Activities	(245)	(327)

Cash Provided From (Used By) Financing Activities
Proceeds from equity rights offering, net of related fees	500	—
Principal payments on term loans	(22)	(22)
Increase (decrease) in other long-term debt	3	(1)
Increase in short-term debt	17	1
Net remittances on servicing of factoring arrangements	(7)	(4)
Net Cash Provided From (Used By) Financing Activities	491	(26)
Effect of foreign currency exchange rate fluctuations on cash	(11)	17
Increase (decrease) in cash and equivalents	493	(412)
Cash and equivalents at beginning of period	467	953
Cash and equivalents at end of period	$960	$541

See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

1.	BASIS OF PRESENTATION
Interim Financial Statements: The unaudited condensed consolidated financial statements of Federal-Mogul Corporation (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 27, 2013, portions of which were updated to reflect discontinued operations and filed as Exhibit 99.1 accompanying the Company’s Form 8-K filed on July 22, 2013. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.
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
Reclassifications: Certain prior period amounts have been reclassified to conform with the presentation used in this filing. See Notes 4 and 20 for further details.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.
Controlling Ownership: As of September 30, 2013, Mr. Carl C. Icahn indirectly controls approximately 80.73% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.
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
Icahn Sourcing, LLC (“Icahn Sourcing”) is an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company was a member of the buying group in 2012. Prior to December 31, 2012, the Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.
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

Acquisition: In June 2012, the Company entered into a definitive agreement to purchase the spark plug business from BorgWarner, Inc. These spark plugs are manufactured in France and Germany and are sold to European original equipment manufacturers. The purchase was finalized at the end of September 2012 for $52 million, net of acquired cash. The Company has allocated the purchase price in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company recorded $19 million of definite-lived intangible assets (primarily customer relationships) and $9 million of indefinite-lived intangible assets (primarily goodwill) associated with this acquisition.
Divestitures: In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During the nine months ended September 30, 2013, the Company divested its sintered components operations located in France, its connecting rod manufacturing facility located in Canada, its camshaft foundry located in the United Kingdom and its fuel pump business, which included an aftermarket business component, and a manufacturing and research and development facility located in the United States. These divestitures have been presented as discontinued operations in the consolidated statements of operations. See Note 4 for further details.
Factoring of Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Gross accounts receivable factored	$274	$217
Gross accounts receivable factored, qualifying as sales	263	216
Undrawn cash on factored accounts receivable	—	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$379	$335	$1,077	$1,111
Expenses associated with factoring of receivables	(2)	(1)	(5)	(5)

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $18 million and $19 million as of September 30, 2013 and December 31, 2012, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.
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

Noncontrolling Interests: The following table presents a rollforward of the changes in noncontrolling interests:

Nine Months
Ended
September 30
2013
(Millions of Dollars)
Equity balance of non-controlling interests as of December 31, 2012	$107

Comprehensive income (loss):
Net income	6
Foreign currency adjustments and other	(4)

Equity balance of non-controlling interests as of September 30, 2013	$109

New Accounting Pronouncements: In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities and in January 2013, issued ASU No. 2013-1, Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Both ASUs amend ASC Topic 210 (Balance Sheet) and require enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. These ASU’s are effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The adoption of this ASU effective January 1, 2013 had no disclosure impact.
In July 2012, the FASB issued ASU No. 2012-2, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows for the option to perform a qualitative assessment that may allow companies to forego the annual two-step impairment test for indefinite-lived intangibles. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company’s adoption of this new guidance effective January 1, 2013 had no impact on its financial position, results of operations, cash flows or disclosures.
In February 2013, the FASB issued ASU No. 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU is effective prospectively for interim and annual periods beginning after December 15, 2012 and expands the presentation of changes in accumulated other comprehensive income. The required disclosures have been incorporated into Notes 15 and 16.
In February 2013, the FASB issued ASU No. 2013-4, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of: a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The Company anticipates the adoption of this guidance will have minimal impact on its financial position, results of operations, cash flows or disclosures.
In March 2013, the FASB issued ASU No. 2013-5, Liabilities (Topic 830): Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the release of any cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in foreign entity. The Company anticipates the adoption of this guidance will have minimal impact on its financial position, results of operations, cash flows or disclosures.
In July 2013, the FASB issued ASU No. 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company anticipates the adoption of this guidance will have minimal impact on its financial position, results of operations, cash flows or disclosures.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2013 and changes the presentation of unrecognized tax benefits. The Company anticipates the adoption of this guidance will have minimal impact on its financial position, results of operations, cash flows or disclosures.

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
The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the nine months ended September 30, 2013 by reporting segment. “PT,” represents Powertrain and “VCS” represents Vehicle Components Solutions.

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2013	$4	$5	$9	$3	$12
Provisions	4	2	6	2	8
Payments	(3)	(2)	(5)	(1)	(6)
Balance at March 31, 2013	5	5	10	4	14
Provisions	7	2	9	—	9
Reversals	(1)	—	(1)	—	(1)
Payments	(3)	(2)	(5)	(1)	(6)
Balance at June 30, 2013	8	5	13	3	16
Provisions	2	3	5	—	5
Reversals	(1)	—	(1)	—	(1)
Payments	(2)	(4)	(6)	(1)	(7)
Balance at September 30, 2013	$7	$4	$11	$2	$13

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the nine months ended September 30, 2013. As the table reflects, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2013	$12	$—	$12
Provisions	8	—	8
Payments	(6)	—	(6)
Balance at March 31, 2013	14	—	14
Provisions	9	—	9
Reversals	(1)	—	(1)
Payments	(6)	—	(6)
Balance at June 30, 2013	16	—	16
Provisions	4	1	5
Reversals	(1)	—	(1)
Payments	(6)	(1)	(7)
Balance at September 30, 2013	$13	$—	$13

The Company recognized net restructuring expenses of $5 million and $20 million during the three and nine months ended September 30, 2012, respectively. Of the net restructuring expenses recognized during the three and nine months ended September 30, 2012, $4 million related to headcount reductions actions within corporate. Of the net restructuring expenses recognized during the nine months ended September 30, 2012, $9 million related to the "Restructuring 2012" program (program further described below) and $5 million related to headcount reduction actions within VCS.

Activities under “Restructuring 2013” Program
In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities in order to improve operating performance. The Company obtained Board approval to commence a restructuring plan (“Restructuring 2013”) as detailed below. Restructuring 2013 is intended to take place from 2013-2015.
The following table provides a quarterly summary of the Company’s Restructuring 2013 liabilities and related activity as of and for the nine months ended September 30, 2013:

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2013	$—	$—	$—	$—	$—
Provisions	4	1	5	2	7
Payments	(2)	(1)	(3)	—	(3)
Balance at March 31, 2013	2	—	2	2	4
Provisions	7	2	9	—	9
Payments	(3)	(1)	(4)	—	(4)
Balance at June 30, 2013	6	1	7	2	9
Provisions	2	2	4	—	4
Reversals	(1)	—	(1)	—	(1)
Payments	(1)	(1)	(2)	(1)	(3)
Balance at September 30, 2013	$6	$2	$8	$1	$9

The following table provides a summary of the Company’s Restructuring 2013 liabilities and related activity for each type of exit cost as of and for the nine months ended September 30, 2013:

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2013	$—	$—	$—
Provisions	7	—	7
Payments	(3)	—	(3)
Balance at March 31, 2013	4	—	4
Provisions	9	—	9
Payments	(4)	—	(4)
Balance at June 30, 2013	9	—	9
Provisions	4	—	4
Reversals	(1)	—	(1)
Payments	(3)	—	(3)
Balance at September 30, 2013	$9	$—	$9

Net Restructuring 2013 costs by type of exit cost are as follows:

	Total Expected Costs	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Estimated Additional Charges
	(Millions of dollars)
Employee costs	$62	$7	$9	$3	$43
Facility costs	17	—	—	—	17
	$79	$7	$9	$3	$60

Activities under “Restructuring 2012” Program
In June 2012, the Company announced a restructuring plan (“Restructuring 2012”) to reduce or eliminate capacity at several high cost VCS facilities and transfer production to lower cost locations. Restructuring 2012 is anticipated to be completed within two years. The following table provides a summary of the Company’s Restructuring 2012 liabilities and related activity for each type of exit cost as of and for the nine months ended September 30, 2013:

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2013	$4	$—	$4
Provisions	1	—	1
Payments	(1)	—	(1)
Balance at March 31, 2013	4	—	4
Payments	(1)	—	(1)
Balance at June 30, 2013	3	—	3
Provisions	—	1	1
Payments	(2)	(1)	(3)
Balance at September 30, 2013	$1	$—	$1

Net Restructuring 2012 costs by type of exit cost are as follows:

	Total Expected Costs	Costs in 2012	First Quarter 2013	Second Quarter 2013	Third Quarter 2013	Estimated Additional Charges
	(Millions of dollars)
Employee costs	$12	$11	$1	$—	$—	$—
Facility costs	3	—	—	—	1	2
	$15	$11	$1	$—	$1	$2

3.	OTHER EXPENSE, NET
The specific components of “Other expense, net” are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Millions of Dollars)
Foreign currency exchange	$(5)	$(8)	$(7)	$(13)
Accounts receivable discount expense	(2)	(1)	(5)	(5)
Third-party royalty income	1	1	5	2
Adjustment of Chapter 11 accrual	—	—	4	—
Other	—	(3)	2	(1)
	$(6)	$(11)	$(1)	$(17)

4.	DISCONTINUED OPERATIONS
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses not core to the Company’s long-term portfolio may be considered for divestiture or other exit activities.
During March 2013, the Company’s Powertrain Segment completed the divestiture of its sintered components operations located in France. This disposal resulted in a $48 million net loss (no income tax impact), which is included in “Gain (loss) from discontinued operations, net of income tax” during the nine months ended September 30, 2013.
During June 2013, the Company’s Powertrain Segment completed the divestiture of its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. This disposal resulted in a $5 million net loss (no income tax impact), which is included in “Gain (loss) from discontinued operations, net of income tax” during the nine months ended September 30, 2013.
During September 2013, the Company completed the divestiture of its fuel pump business. This disposal resulted in a $10 million net gain (no income tax impact), which is included in “Gain (loss) from discontinued operations, net of income tax” during the three and nine months ended September 30, 2013. As certain employees at the fuel pump manufacturing facility participated in the Company’s U.S. Welfare Benefit Plan, the Company had this plan re-measured due to its curtailment implications. The termination of those employees and the related reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the U.S. Welfare Benefit Plan triggered a $19 million OPEB curtailment gain which is included in the "Gain (loss) on sale of discontinued operations" for the three and nine months ended September 30, 2013.
Operating results related to discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Millions of Dollars)
Net sales	$23	$57	$119	$165
Cost of products sold	(24)	(58)	(119)	(166)
Gross margin	(1)	(1)	—	(1)
Selling, general and administrative expenses	(1)	(2)	(6)	(7)
Adjustment of assets to fair value	—	—	—	(7)
Other expense, net	—	—	—	1
Operating loss (no income tax impact)	(2)	(3)	(6)	(14)
Gain (loss) on sale of discontinued operations (net of tax impact of $2 million for the three and nine months ended September 30, 2013)	9	—	(43)	—
Gain (loss) from discontinued operations, net of income tax	$7	$(3)	$(49)	$(14)

5.	FINANCIAL INSTRUMENTS
Interest Rate Risk
The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. During the first quarter of 2013, the majority of these interest rate swap agreements expired. As of September 30, 2013, the remaining five-year interest rate swap agreements have a total notional value of $40 million. Since the interest rate swaps hedge the variability of interest payments on variable debt rate with the same terms, they qualify for cash flow hedge accounting treatment. As of September 30, 2013 and December 31, 2012, unrealized net losses of less than $1 million and $10 million, respectively, were recorded in “Accumulated other comprehensive loss” as a result of these hedges. As of September 30, 2013, losses of less than $1 million are expected to be reclassified from “Accumulated other comprehensive loss” to the consolidated statement of operations within the next 3 months.
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
Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Combined notional value	$55	$45
Combined notional value designated as hedging instruments	52	44
Unrealized net (losses) gains recorded in “Accumulated other comprehensive loss”	(1)	1
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
Information regarding the Company’s outstanding foreign currency hedge contracts is as follows:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Combined notional value	$52	$160
Combined notional value designated as hedging instruments	14	11
Unrealized net gains recorded in “Accumulated other comprehensive loss”	—	—
Substantially all of the foreign currency price hedge contracts mature within one year.
The foreign currency contracts not designated as hedging instruments were entered into by the Company in order to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars over 2013. These contracts are not designated as hedging instruments for accounting purposes and are marked to market through the income statement. The Company recorded a loss of $(2) million and less than $(1) million in “Other expense, net” related to these contracts for the three and nine months ended September 30, 2013, respectively.
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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during the nine months ended September 30, 2013. The Company has one VCS customer that accounts for approximately 14% of the Company’s net accounts receivable balance as of September 30, 2013. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.
The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	September 30	December 31	Balance Sheet	September 30	December 31
	Location	2013	2012	Location	2013	2012
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$—	$(10)
Commodity contracts	Other current liabilities	1	2	Other current liabilities	(2)	(1)
		$1	$2		$(2)	$(11)

Derivatives not designated as cash flow hedging instruments:
Foreign currency contracts		$—	$—	Other current liabilities	$(3)	$(10)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of comprehensive income (loss) and consolidated statement of operations for the three months ended September 30, 2013:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$—	Interest expense, net	$(1)
Commodity contracts	3	Cost of products sold	(2)
	$3		$(3)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)

Foreign currency contracts	Other expense, net	$(2)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of comprehensive income (loss) and consolidated statement of operations for the three months ended September 30, 2012:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$(1)	Interest expense, net	$(10)
Commodity contracts	4	Cost of products sold	(3)
Foreign currency contracts	—	Cost of products sold	1
	$3		$(12)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)
Foreign currency contracts	Other expense, net	$(6)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of comprehensive income (loss) and consolidated statement of operations for the nine months ended September 30, 2013:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$1	Interest expense, net	$(9)
Commodity contracts	(5)	Cost of products sold	(3)
	$(4)		$(12)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of comprehensive income (loss) and consolidated statement of operations for the nine months ended September 30, 2012:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$(4)	Interest expense, net	$(29)
Commodity contracts	7	Cost of products sold	(9)
Foreign currency contracts	(2)	Cost of products sold	1
	$1		$(37)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)

Foreign currency contracts	Other expense, net	$(6)

6.	FAIR VALUE MEASUREMENTS
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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at September 30, 2013 and December 31, 2012 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
September 30, 2013
Commodity contracts	$(1)	$(1)	C
Foreign currency contracts	(3)	(3)	C

December 31, 2012
Interest rate swap contracts	$(10)	$(10)	C
Commodity contracts	1	1	C
Foreign currency contracts	(10)	(10)	C

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

Assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2013 and 2012 are set forth in the table below:

	Asset	Level 3	Loss	Valuation Technique
	(Millions of Dollars)
September 30, 2013
Property, plant and equipment	$2	$2	$(3)	C

September 30, 2012
Property, plant and equipment	$66	$66	$(33)	C
Trademarks and brand names	55	55	(46)	C
Goodwill	—	—	(95)	C

Property, plant and equipment with carrying values of $5 million were written down to their fair value of $2 million, resulting in a charge of $3 million, which was recorded within “Adjustment of assets to fair value” for the nine months ended September 30, 2013. Property, plant and equipment with carrying values of $99 million were written down to their fair value of $66 million, resulting in a charge of $26 million in continuing operations, which was recorded within “Adjustment of assets to fair value” for the nine months ended September 30, 2012, and a charge $7 million in discontinued operations, which was recorded within “Gain (loss) from discontinued operations, net of income tax” for the nine months ended September 30, 2012. The Company determined the fair value of these assets by applying probability weighted, expected present value techniques to the estimated future cash flows using assumptions a market participant would utilize and through the use of valuation specialists.
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
Goodwill at two of the Company’s reporting units with a combined carrying value of $95 million was written down to its fair value of zero, resulting in a $95 million impairment charge for the nine months ended September 30, 2012. This goodwill impairment charge was recorded within “Adjustment of assets to fair value.” The estimated fair value was determined based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings. In addition to this $95 million goodwill impairment charge, the Company finalized its 2011 goodwill impairment analysis during the first quarter of 2012 and recognized an additional $1 million in goodwill impairment.

7.	INVENTORIES
Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at September 30, 2013 and December 31, 2012. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.
Net inventories consist of the following:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Raw materials	$206	$200
Work-in-process	169	161
Finished products	821	812
	1,196	1,173
Inventory valuation allowance	(109)	(99)
	$1,087	$1,074

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
At September 30, 2013 and December 31, 2012, goodwill and other indefinite-lived intangible assets consist of the following:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(Millions of Dollars)
Goodwill	$1,390	$(598)	$792	$1,385	$(598)	$787
Trademarks and brand names	426	(201)	225	433	(201)	232
	$1,816	$(799)	$1,017	$1,818	$(799)	$1,019

At September 30, 2013 and December 31, 2012, definite-lived intangible assets consist of the following:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Developed technology	$116	$(61)	$55	$117	$(53)	$64
Customer relationships	556	(243)	313	562	(218)	344
	$672	$(304)	$368	$679	$(271)	$408

The Company’s net goodwill balances by reporting segment are as follows:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Powertrain	$487	$480
Vehicle Components Solutions	305	307
	$792	$787

The Company’s net trademarks and brand names balances by reporting segment are as follows:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Vehicle Components Solutions	$222	$228
Powertrain	3	4
	$225	$232

The following is a quarterly summary of the Company’s goodwill and other intangible assets (net) as of and for the nine months ended September 30, 2013:

			Total
			Goodwill
			and	Definite-
		Trademarks	Indefinite-	Lived
	Net	and	Lived	Intangibles
	Goodwill	Brand Names	Intangibles	(Net)
	(Millions of Dollars)
Balance at January 1, 2013	$787	$232	$1,019	$408
Purchase accounting adjustments for acquired spark plug business	7	—	7	(3)
Disposition	—	(1)	(1)	—
Amortization expense	—	—	—	(12)
Foreign currency	—	(1)	(1)	—
Balance at March 31, 2013	794	230	1,024	393
Purchase accounting adjustments for acquired spark plug business	1	—	1	—
Amortization expense	—	—	—	(12)
Foreign currency	(1)	—	(1)	—
Balance at June 30, 2013	794	230	1,024	381
Dispositions	(3)	(6)	(9)	(2)
Amortization expense	—	—	—	(12)
Foreign currency	1	1	2	1
Balance at September 30, 2013	$792	$225	$1,017	$368

The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

9.	INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
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
The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Investments in non-consolidated affiliates	$248	$240

Direct ownership percentages	2% to 50%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Millions of Dollars)
Equity earnings of non-consolidated affiliates	$8	$6	$26	$28

Cash dividends received from non-consolidated affiliates	23	1	27	2

The following table presents selected aggregated financial information of the Company’s non-consolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Millions of Dollars)
Statements of Operations
Sales	$266	$179	$721	$572
Gross margin	56	34	147	119
Income from continuing operations	35	18	98	78
Net income	22	16	77	68

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

10.	ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Accrued compensation	$198	$153
Accrued rebates	116	113
Non-income taxes payable	41	36
Alleged defective products	32	42
Accrued professional services	24	17
Accrued product returns	21	22
Accrued income taxes	13	15
Restructuring liabilities	13	12
Accrued warranty	9	12
Other	1	1
	$468	$423

11.	DEBT
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Millions of Dollars)
Amortization of fair value adjustment	$6	$6	$17	$17

Debt consists of the following:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Debt Facilities:
Revolver	$—	$—
Tranche B term loan	1,847	1,862
Tranche C term loan	943	950
Debt discount	(35)	(52)
Other debt, primarily foreign instruments	84	67
	2,839	2,827
Less: short-term debt, including current maturities of long-term debt	(109)	(94)
Total long-term debt	$2,730	$2,733

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

The Debt Facilities contain certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Per the terms of the credit facility, $50 million of the Tranche C Term Loan proceeds were deposited in a Term Letter of Credit Account. The Company was in compliance with all debt covenants as of September 30, 2013 and December 31, 2012.
The revolving credit facility has an available borrowing base of $476 million and $451 million as of September 30, 2013 and December 31, 2012, respectively. The Company had $39 million and $37 million of letters of credit outstanding as of September 30, 2013 and December 31, 2012, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.
The Company has explored in the past and continues to explore alternatives for refinancing all or a portion of the Debt Facilities.
Estimated fair values of the Company’s Debt Facilities were:

	Estimated Fair Value (Level 1)	Carrying Value in Excess of Fair Value	Valuation Technique
	(Millions of Dollars)
September 30, 2013
Debt Facilities	$2,739	$16	A

December 31, 2012
Debt Facilities	$2,587	$173	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of September 30, 2013 and December 31, 2012. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 6, Fair Value Measurements, for definitions of input levels and valuation techniques.

12.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS
The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world.
Components of net periodic benefit cost (credit) for the three months ended September 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2013	2012	2013	2012	2013	2012
	(Millions of Dollars)
Service cost	$1	$5	$3	$2	$—	$—
Interest cost	11	12	4	5	4	3
Expected return on plan assets	(14)	(12)	(1)	(1)	—	—
Amortization of actuarial loss	4	9	2	—	1	1
Amortization of prior service credit	—	—	—	—	(2)	(3)
Curtailment gain	—	—	—	—	—	(51)
Net periodic benefit cost (credit)	$2	$14	$8	$6	$3	$(50)

Components of net periodic benefit cost (credit) for the nine months ended September 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2013	2012	2013	2012	2013	2012
	(Millions of Dollars)
Service cost	$3	$15	$9	$6	$—	$—
Interest cost	35	40	11	14	12	11
Expected return on plan assets	(43)	(38)	(3)	(3)	—	—
Amortization of actuarial loss	11	26	6	—	4	1
Amortization of prior service credit	—	—	—	—	(8)	(11)
Settlement gain	—	(1)	—	—	—	—
Curtailment gain	—	—	—	—	(19)	(51)
Net periodic benefit cost (credit)	$6	$42	$23	$17	$(11)	$(50)

During the second quarter of 2013, the Company ceased operations at one of its U.S. manufacturing locations. As this location participated in the Company’s U.S. Welfare Benefit Plan, the Company had this plan re-measured due to its curtailment implications. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the Company’s U.S. Welfare Benefit Plan triggered the recognition of a $19 million OPEB curtailment gain, which was recognized in the consolidated statements of operations during the nine months ended September 30, 2013.

During the third quarter of 2012, as a result of contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the retiree medical benefits were modified for the location’s active participants. As this location participated in the Company’s U.S. Welfare Benefit Plan, the Company had this plan re-measured due to its curtailment implications. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in AOCL. The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million curtailment gain which was recognized in the consolidated statements of operations during the three and nine months ended September 30, 2012. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.

13.	INCOME TAXES
For the three months ended September 30, 2013, the Company recorded income tax expense of $(6) million on income from continuing operations before income taxes of $39 million. This compares to an income tax benefit of $8 million on a loss from continuing operations before income taxes of $(16) million in the same period of 2012. The income tax expense for the three months ended September 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. Statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits. The income tax benefit for the three months ended September 30, 2012 differs from the U.S. statutory rate due primarily to release of uncertain tax positions due to audit settlements, pre-tax income taxed at rates lower than the U.S. statutory rate, partially offset by pre-tax losses with no tax benefits.
For the nine months ended September 30, 2013, the Company recorded income tax expense of $(30) million on income from continuing operations before income taxes of $145 million. This compares to an income tax benefit of $27 million on a loss from continuing operations before income taxes of $(47) million in the same period of 2012. The income tax expense for the nine months ended September 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. Statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits. The income tax benefit for the nine months ended September 30, 2012 differs from the U.S. statutory rate due primarily to release of uncertain tax positions due to audit settlements, valuation allowance release in Germany, a tax benefit recorded related to a special economic zone tax incentive in Poland and pre-tax income taxed at rates lower than the U.S. statutory rate partially offset by pre-tax losses with no tax benefit.
The Company believes that it is reasonably possible that certain of its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing and other various matters, may decrease by approximately $28 million in the next 12 months due to audit settlements or statute expirations, of which approximately $7 million, if recognized could impact the effective tax rate.

On July 11, 2013, Federal-Mogul Corporation became part of the Icahn Enterprises affiliated group of corporations as defined in Section 1504 of the Internal Revenue Code of 1986 ("the Code"), as amended, of which American Entertainment Properties Corp. (“AEP”) is the common parent. The Company subsequently entered into a Tax Allocation Agreement (the “Tax Allocation Agreement”) with AEP. Pursuant to the Tax Allocation Agreement, AEP and the Company have agreed to the allocation of certain income tax items. The Company will join AEP in the filing of AEP’s federal consolidated return and certain state consolidated returns. In those jurisdictions where the Company is filing consolidated returns with AEP, the Company will pay to AEP any tax it would have owed had it continued to file separately. To the extent that the AEP consolidated group is able to reduce its tax liability as a result of including the Company in its consolidated group, AEP will pay the Company an amount equal to 20% of such reduction and the Company will carryforward for its own use under the Tax Allocation Agreement 80% of the items that caused the tax reduction (the “Excess Tax Benefits”). While a member of the AEP affiliated group the Company will reduce the amounts it would otherwise owe AEP by the Excess Tax Benefits. Moreover, if the Company should ever become deconsolidated from AEP, AEP will reimburse the Company for any tax liability in post-consolidation years the Company would not have paid had it actually had the Excess Tax Benefits for its own use. The cumulative payments to the Company by AEP post-consolidation cannot exceed the cumulative reductions in tax to the AEP group resulting from its use of the Excess Tax Benefits. Separate return methodology will be used in determining income taxes.

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
On a global basis, the Company has also identified certain other present and former properties at which it may be responsible for cleaning up or addressing environmental contamination, in some cases as a result of contractual commitments and/or federal or state environmental laws. The Company is actively seeking to resolve these actual and potential statutory, regulatory and contractual obligations. Although difficult to quantify based on the complexity of the issues, the Company has accrued amounts corresponding to its best estimate of the costs associated with such regulatory and contractual obligations on the basis of available information from site investigations and best professional judgment of consultants.
Total environmental liabilities, determined on an undiscounted basis, are included in the consolidated balance sheets as follows:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Other current liabilities	$6	$6
Other accrued liabilities (noncurrent)	9	9
	$15	$15

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At September 30, 2013, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $45 million.

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
The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Other current liabilities	$4	$3
Other accrued liabilities (noncurrent)	24	26
	$28	$29

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

Affiliate Pension Obligations

In July 2013 the Company completed a common stock rights offering.  The purchases of shares of common stock in the rights offering increased the indirect control of Mr. Carl C. Icahn to approximately 80.73% of the voting power. As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of 9/30/2013. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $117 million as of September 30, 2013. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.

The current underfunded status of the pension plans of ACF requires it to notify the PBGC of certain “reportable events,” such as if the Company ceases to be a member of the ACF controlled group, or the Company makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.
Starfire Holding Corporation ("Starfire") which is 99.4% owned by Mr. Icahn, has undertaken to indemnify Federal-Mogul from losses resulting from any imposition of certain pension funding or termination liabilities that may be imposed on us and our subsidiaries or our assets as a result of being a member of the Icahn controlled group. However, Starfire is not required to maintain a net worth equal to the amounts by which ACF is underfunded, and there can be no guarantee Starfire will be able to fund its indemnification obligations to the Company.
Other Matters
The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

15.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX)
The following represents the Company’s changes in AOCL by component for the nine months ended September 30, 2013:

	Foreign Currency Translation Adjustments	Gains and Losses on Cash Flow Hedges	Post- employment Benefits	Total
	(Millions of Dollars)
Balance January 1, 2013	$(242)	$(24)	$(584)	$(850)

Other comprehensive (loss) income before reclassifications	(25)	(4)	22	(7)
Amounts reclassified from AOCL	—	12	(21)	(9)
Income taxes	—	1	(1)	—
Other comprehensive (loss) income	(25)	9	—	(16)

Balance September 30, 2013	$(267)	$(15)	$(584)	$(866)

16.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Items not reclassified in their entirety out of AOCL to net income for the three and nine months ended September 30, 2013 are as follows:

	Three Months	Nine Months
	Ended	Ended	Affected Line Item in the
	September 30	September 30	Statement Where Net Income
	2013	2013	is Presented
	(Millions of Dollars)
Losses on cash flow hedges
Interest rate swap contracts	$(1)	$(9)	Interest expense, net (Item 1)
Commodity contracts	(2)	(3)	Cost of products sold
Total	(3)	(12)
Income taxes	—	(1)	Income tax (expense) benefit
Net of tax	(3)	(13)

Postemployment benefits
Recognition of unamortized losses	—	(4)	Gain (loss) from discontinued operations, net of tax
Curtailment gain	19	19	Gain (loss) from discontinued operations, net of tax
Curtailment gain	—	19	OPEB curtailment gain
Amortization of prior service credits	2	8	Cost of products sold and Selling, general and administrative expenses ("SG&A")
Amortization of actuarial losses	(7)	(21)	Cost of products sold and SG&A
Total	14	21
Income taxes	—	1	Income tax (expense) benefit
Net of tax	14	22

Total reclassifications	$11	$9

Item 1:	See Note 5, Financial Instruments, for additional information.

17.	WARRANTS
On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of September 30, 2013.

18.	STOCK-BASED COMPENSATION
A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the nine months ended September 30, 2013 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)
Outstanding at January 1, 2013	1,886	$19.21	3.4	$—
Forfeited	(195)	19.19
Outstanding at March 31, 2013	1,691	19.21	3.2	$—
Forfeited	(101)	19.20
Outstanding at June 30, 2013	1,590	19.21	2.9	$—
Forfeited	(82)	19.34
Outstanding at September 30, 2013	1,508	$19.20	2.7	$—

Exercisable at September 30, 2013	1,024	$19.33	2.8	$—

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,039,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company recognized SARs expense of $3 million and $4 million for the three and nine months ended September 30, 2013, respectively. The Company recognized SARs income of $1 million and $3 million for the three and nine months ended September 30, 2012, respectively.
The September 30, 2013 and December 31, 2012 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	September 30, 2013			December 31, 2012
	2012 SARs	2011 SARs	2010 SARs	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.16	$17.64	$21.03	$17.16
Expected volatility	55%	55%	55%	56%	56%	56%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected forfeitures	—%	—%	—%	—%	—%	—%
Risk-free rate over the expected life	0.30%	0.14%	0.06%	0.30%	0.23%	0.17%
Expected life (in years)	1.9	1.3	0.7	2.5	1.7	1.1
Fair value (in millions)	$2.8	$2.0	$0.5	$0.8	$0.4	$0.1
Fair value of vested portion (in millions)	$1.4	$1.5	$0.5	$0.2	$0.2	$—

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

19.	INCOME (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic and diluted income (loss) per common share attributable to Federal-Mogul:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Millions of Dollars, Except per Share Amounts)
Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$31	$(8)	$109	$(23)
Gain (loss) from discontinued operations	7	(3)	(49)	(14)
Net income (loss)	$38	$(11)	$60	$(37)

Weighted average shares outstanding, basic (in millions)	145.0	98.9	114.4	98.9

Incremental shares on assumed conversion of deferred compensation stock (in millions)	—	0.5	—	0.5

Weighted average shares outstanding, diluted (in millions)	145.0	99.4	114.4	99.4

Net income (loss) per common share attributable to Federal-Mogul – basic and diluted:
Net income (loss) from continuing operations	$0.21	$(0.08)	$0.95	$(0.23)
Gain (loss) from discontinued operations	0.05	(0.03)	(0.43)	(0.14)
Net income (loss)	$0.26	$(0.11)	$0.52	$(0.37)

The Company recognized a net loss for the three and nine months ended September 30, 2012. As a result, diluted loss per share is the same as basic loss per share for these periods as any potentially dilutive securities would reduce the loss per share.
Warrants to purchase 6,951,871 common shares were not included in the computation of weighted average shares outstanding, including dilutive shares, for the three and nine months ended September 30, 2013 and 2012 because the exercise price was greater than the average market price of the Company’s common shares during these periods.
Options to purchase 4,000,000 common shares, which expired on June 29, 2012, were not included in the computation of weighted average shares outstanding, including dilutive shares, for the nine months ended September 30, 2012 because the exercise price was greater than the average market price of the Company’s common shares during this period.
As a result of the Company’s common stock registered rights offering (“rights offering”) announced in May 2013, the Company’s total shares outstanding increased by 51,124,744 shares to 150,029,244 shares outstanding as of July 10, 2013.

20.	OPERATIONS BY REPORTING SEGMENT
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
During the third quarter of 2013, the Company adjusted its definition of Operational EBITDA to exclude the income statement impacts associated with stock appreciation rights. Accordingly, Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost component of the U.S. based funded pension plan, OPEB curtailment gains or losses and the income statement impacts associated with stock appreciation rights. Prior periods have been reclassified to conform to the presentation used in this filing.
Net sales, cost of products sold and gross margin information are as follows:

	Three Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Margin
	2013	2012	2013	2012	2013	2012
	(Millions of Dollars)
Powertrain	$1,038	$935	$(908)	$(833)	$130	$102
Vehicle Components Solutions	734	699	(609)	(586)	125	113
Inter-segment eliminations	(82)	(89)	82	89	—	—
Total Reporting Segment	1,690	1,545	(1,435)	(1,330)	255	215
Corporate	—	—	—	(2)	—	(2)
Total Company	$1,690	$1,545	$(1,435)	$(1,332)	$255	$213

	Nine Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Margin
	2013	2012	2013	2012	2013	2012
	(Millions of Dollars)
Powertrain	$3,139	$2,998	$(2,741)	$(2,609)	$398	$389
Vehicle Components Solutions	2,209	2,168	(1,825)	(1,808)	384	360
Inter-segment eliminations	(255)	(262)	255	262	—	—
Total Reporting Segment	5,093	4,904	(4,311)	(4,155)	782	749
Corporate	—	—	—	(5)	—	(5)
Total Company	$5,093	$4,904	$(4,311)	$(4,160)	$782	$744

Operational EBITDA and the reconciliation to net income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Millions of Dollars)
Powertrain	$94	$54	$286	$257
Vehicle Components Solutions	53	49	161	162
Total Operational EBITDA	147	103	447	419

Depreciation and amortization A	(74)	(71)	(216)	(209)
Interest expense, net	(24)	(32)	(77)	(97)
OPEB curtailment gain	—	51	19	51
Restructuring expense, net	(4)	(5)	(20)	(20)
Discontinued operations A,B	7	(3)	(49)	(14)
Stock appreciation rights	(3)	1	(4)	3
Adjustment of assets to fair value B	(1)	(53)	(3)	(168)
Non-service cost components associated with U.S. based funded pension plan	(1)	(9)	(2)	(26)
Income tax (expense) benefit	(6)	8	(30)	27
Other	(1)	(1)	1	—
Net income (loss)	$40	$(11)	$66	$(34)

A Contained within discontinued operations is $2 million and $3 million of depreciation and amortization expense for the nine months ended September 30, 2013 and 2012, respectively.

B Contained within discontinued operations is $7 million of adjustment of assets to fair value for the nine months ended September 30, 2012.

Total assets are as follows:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Powertrain	$3,326	$3,090
Vehicle Components Solutions	3,166	3,226
Total Reporting Segment Assets	6,492	6,316
Discontinued operations	—	95
Corporate	954	516
Total Company Assets	$7,446	$6,927

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
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”) filed on February 27, 2013 (portions of which were updated to reflect discontinued operations and filed as Exhibit 99.1 accompanying the Company’s Form 8-K filed on July 22, 2013) as supplemented and modified by the risk factors set forth in the Company's Form 10-Q for the quarter ended June 30, 2013, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

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
Federal-Mogul has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the nine months ended September 30, 2013, the Company derived 37% of its sales in the United States and 63% internationally. The Company has operations in established markets including France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and developing markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Russia, South Africa, Thailand and Turkey. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
Federal-Mogul offers its customers a diverse array of market-leading products for OE and replacement parts (“aftermarket”) applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers and lighting.

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
Effective September 1, 2012, the Company began operating with two end-customer focused business segments. The Powertrain (or “PT”) segment focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (or “VCS”) segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. The new organizational model allows for a strong product line focus benefiting both original equipment and aftermarket customers and will enable the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. The division of the global Federal-Mogul business into two operating segments is expected to enhance management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
The PT segment primarily represents the Company’s OE business. About 92% of PT’s sales is to OEM customers, with the remaining 8% of its sales being sold directly to VCS for eventual distribution, by VCS, to customers in the independent aftermarket. Discussions about the Company’s PT segment or its OE business should be seen as analogous. The performance of PT is therefore highly correlated to changes in regional OEM light and commercial vehicle production, together with the changes in the mix of technologies (such as between light vehicle gasoline and light vehicle diesel), and changes in demand for non-automotive and industrial applications. These drivers are enhanced by the rate at which the Company gains new programs, which is itself affected by the rate at which the OEM’s make improvements to emissions and fuel economy – some in response to regional regulations.
The VCS segment primarily represents the Company’s aftermarket business. About 75% of VCS’s sales is to the customers in the independent aftermarket. The remaining 25% of the VCS business is to OEM or tier 1 suppliers to OEM, and the OES market, essentially, dealer supplied replacement parts – a feature more prevalent in Europe than in North America. The OES market is subject to the same general commercial patterns as the aftermarket business. The performance of VCS is therefore highly correlated to the factors that variously influence the different regional replacement parts markets around the world, such as vehicle miles driven, the average age of vehicles on the road, the size of the regional vehicle parcs and levels of consumer confidence. These drivers are enhanced by the relative strength of the aftermarket brands and the breadth of the portfolio offered relative to the changing needs of the local markets.
For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report.

Results of Operations
Consolidated Results – Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
Net sales:

	Three Months Ended
	September 30
	2013	2012
	(Millions of Dollars)
Powertrain	$1,038	$935
Vehicle Components Solutions	734	699
Inter-segment eliminations	(82)	(89)
Total	$1,690	$1,545

The percentage of net sales by group and region for the three months ended September 30, 2013 and 2012 are listed below. “PT,” represents Powertrain and “VSC” represents Vehicle Components Solutions.

	PT	VCS	Total
2013
North America	35%	57%	44%
EMEA	48%	37%	43%
Rest of World	17%	6%	13%

2012
North America	34%	61%	46%
EMEA	48%	31%	40%
Rest of World	18%	8%	14%

Cost of products sold:

	Three Months Ended
	September 30
	2013	2012
	(Millions of Dollars)
Powertrain	$(908)	$(833)
Vehicle Components Solutions	(609)	(586)
Inter-segment eliminations	82	89
Total Reporting Segment	(1,435)	(1,330)
Corporate	—	(2)
Total Company	$(1,435)	$(1,332)

Gross margin:

	Three Months Ended
	September 30
	2013	2012
	(Millions of Dollars)
Powertrain	$130	$102
Vehicle Components Solutions	125	113
Total Reporting Segment	255	215
Corporate	—	(2)
Total Company	$255	$213

Consolidated sales increased by $145 million or 9%, to $1,690 million for the third quarter of 2013 from $1,545 million in the same period of 2012. The impact of foreign currency increased sales by $13 million, and the constant dollar sales increase was $132 million. Excluding sales directly related to the acquisition of the spark plug business from BorgWarner, Inc. ("BWA") of $13 million and sales from the European distribution agreement for ignition products of $27 million, sales organically increased by $92 million, which is net of $8 million from customer price decreases. This organic growth is comprised of a 6% increase in sales in Europe or $38 million, a 6% increase in sales in North America or $40 million and a 7% increase in sales in ROW or $14 million.
The Company's organic sales growth of $92 million is primarily driven by an increase in external sales volumes in the PT segment of $91 million or 10%. This increase is driven by additional demand for PT's products in the European market where sales increased by 5% or $23 million. This is compared to a decline in European light vehicle and commercial vehicle production of 1% and 7%, respectively. In North America, sales increased by 16% or $47 million compared to an increase in both light vehicle and commercial vehicle production of 1% and 5% respectively. In ROW, including Asia, as PT's presence in the emerging market light vehicle market grew, sales increased by $21 million or 15%. When taking into account this regional and market mix of PT's sales, sales therefore grew in excess of underlying market demand.
Cost of products sold increased by $103 million to $1,435 million for the third quarter of 2013 compared to $1,332 million in the same period of 2012. The increase in materials, labor and overhead as a direct result of the increase in sales volumes was $104 million and $10 million as a result of the acquisition of the spark plug business from BWA. Savings in material costs of $20 million were partially offset by currency impacts of $10 million and a decline in inter-segment sales volumes of $2 million.
Gross margin increased by $42 million to $255 million, or 15.1% of sales, for the third quarter of 2013 compared to $213 million, or 13.8% of sales in the same period of 2012. The favorable impact on margins due to the volume increase was $23 million. Productivity improved gross margin by $4 million. The favorable impact on margins from materials and services sourcing savings was $20 million, partially offset by $8 million of unfavorable customer pricing. The acquisition of the spark plug business from BWA provided $3 million of gross margin, offset by $2 million of unabsorbed fixed costs on inter-segment sales.

Reporting Segment Results – Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and operational EBITDA from continuing operations for the three months ended September 30, 2013 compared with the three months ended September 30, 2012 for each of the Company’s reporting segments. During the third quarter of 2013, the Company adjusted its definition of Operational EBITDA to exclude the income statement impacts associated with stock appreciation rights. Accordingly, Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses and the income statement impacts associated with stock appreciation rights. Prior periods have been reclassified to conform to the presentation used in this filing.

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Sales
Three months ended September 30, 2012	$935	$699	$(89)	$1,545	$—	$1,545
External sales volumes	93	34	—	127	—	127
Inter-segment sales volumes	(10)	3	7	—	—	—
Customer pricing	(2)	(6)	—	(8)	—	(8)
Acquisitions	13	—	—	13	—	13
Foreign currency	9	4	—	13	—	13
Three months ended September 30, 2013	$1,038	$734	$(82)	$1,690	$—	$1,690

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Cost of Products Sold
Three months ended September 30, 2012	$(833)	$(586)	$89	$(1,330)	$(2)	$(1,332)
External sales volumes / mix	(71)	(33)	—	(104)	—	(104)
Inter-segment sales volumes	8	(3)	(7)	(2)	—	(2)
Productivity, net of inflation	—	4	—	4	—	4
Materials and services sourcing	11	9	—	20	—	20
Pension	—	—	—	—	2	2
Depreciation	(3)	—	—	(3)	—	(3)
Acquisitions	(10)	—	—	(10)	—	(10)
Foreign currency	(10)	—	—	(10)	—	(10)
Three months ended September 30, 2013	$(908)	$(609)	$82	$(1,435)	$—	$(1,435)

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Gross Margin
Three months ended September 30, 2012	$102	$113	$—	$215	$(2)	$213
External sales volumes / mix	22	1	—	23	—	23
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(2)	—	—	(2)	—	(2)
Customer pricing	(2)	(6)	—	(8)	—	(8)
Productivity, net of inflation	—	4	—	4	—	4
Materials and services sourcing	11	9	—	20	—	20
Pension	—	—	—	—	2	2
Depreciation	(3)	—	—	(3)	—	(3)
Acquisitions	3	—	—	3	—	3
Foreign currency	(1)	4	—	3	—	3
Three months ended September 30, 2013	$130	$125	$—	$255	$—	$255

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Operational EBITDA
Three months ended September 30, 2012	$54	$49	$—	$103	$—	$103
External sales volumes / mix	22	(2)	—	20	—	20
Unabsorbed fixed costs on inter-segment sales	(2)	—	—	(2)	—	(2)
Customer pricing	(2)	(6)	—	(8)	—	(8)
Productivity, cost of products sold	—	4	—	4	—	4
Productivity, SG&A	2	(7)	—	(5)	—	(5)
Productivity, other	5	3	—	8	—	8
Sourcing, cost of products sold	11	9	—	20	—	20
Sourcing, SG&A	1	1	—	2	—	2
Sourcing, other	(1)	—	—	(1)	—	(1)
Equity earnings in non-consolidated affiliates	3	(1)	—	2	—	2
Acquisitions	2	—	—	2	—	2
Foreign currency	(3)	2	—	(1)	—	(1)
Other	2	1	—	3	—	3
Three months ended September 30, 2013	$94	$53	$—	$147	$—	$147
Depreciation and amortization						(74)
Interest expense, net						(24)
Restructuring expense, net						(4)
Discontinued operations						7
Stock appreciation rights						(3)
Adjustment of assets to fair value						(1)
Income tax expense						(6)
Non-service cost components associated with the U.S. based funded pension plan						(1)
Other						(1)
Net income						$40

Powertrain
Sales increased by $103 million, or 11%, to $1,038 million for the third quarter of 2013 from $935 million in the same period of 2012. The Powertrain segment generates approximately 70% of its sales outside the United States and the resulting currency movements increased sales by $9 million. The acquisition of the spark plug business from BWA also increased sales by $13 million. External sales volumes increased by $91 million, net of $2 million from customer price decreases, or 10%. This increase is driven by additional demand for PT's products in the European market where sales increased by 5% or $23 million. This is compared to a decline in European light vehicle and commercial vehicle production of 1% and 7%, respectively. In North America, sales increased by 16% or $47 million compared to an increase in both light vehicle and commercial vehicle production of 1% and 5% respectively. In ROW, including Asia, as PT's presence in the emerging market light vehicle market grew, sales increased by $21 million or 15%. When taking into account this regional and market mix of PT's sales, sales therefore grew in excess of underlying market demand.
Cost of products sold increased by $75 million to $908 million for the third quarter of 2013 compared to $833 million in the same period of 2012. The increase in materials, labor and overhead as a direct result of the increase in external and inter-segment sales volumes was $63 million, with $10 million of cost increases as a result of the acquisition of the spark plug business from BWA. Savings in material costs of $11 million were offset by currency impacts of $10 million.

Gross margin increased by $28 million to $130 million, or 12.5% of sales, for the third quarter of 2013 from $102 million, or 10.9% of sales, in the same period of 2012. The favorable impact on margins due to the increase in external sales volumes was $22 million representing a conversion of 24%. This increase is partly offset by $2 million of unabsorbed fixed costs on inter-segment sales. The favorable impact on margins from materials and services sourcing savings was $11 million, partially offset by $2 million of unfavorable customer pricing. The acquisition of the spark plug business from BWA provided $3 million of gross margin, offset by $3 million of increased depreciation and $1 million of currency impacts.
Operational EBITDA increased by $40 million to $94 million for the third quarter of 2013 from $54 million in the same period of 2012. The increase includes $11 million of materials sourcing savings, favorable productivity of $7 million, and $2 million directly related to the acquisition of the spark plug business from BWA. These increases were offset by unabsorbed fixed costs on inter-segment sales of $2 million and unfavorable customer pricing of $2 million.
Vehicle Components Solutions
Sales increased by $35 million, or 5%, to $734 million for the third quarter of 2013 from $699 million in the same period of 2012. The VCS segment generates approximately 50% of its sales outside the United States and the resulting currency movements increased sales by $4 million. External sales volumes increased by $28 million, net of $6 million in customer price decreases. This is mainly the result of the additional sales of $27 million from the European distribution agreement for ignition products established in the first quarter of 2013. On a regional basis, the remainder of the volume increase of $1 million comprises an increase of $15 million, or 7% in Europe as a result of strong market gains in this region. This was partially offset by a decline in sales in North America of $7 million, or 2%, reflecting weaker sales in the export business into Venezuela as well as managed exits of some low margin business. Sales in ROW decreased by $7 million, or 14%, due to the exiting of additional low margin business in this region.
Cost of products sold increased by $23 million to $609 million for the third quarter of 2013 compared to $586 million in the same period of 2012. The increase in materials, labor and overhead as a direct result of the increase in external and inter-segment sales volumes was $36 million partially offset by materials and services sourcing savings of $9 million and efficiencies of $4 million.
Gross margin increased by $12 million to $125 million, or 17.0% of sales, for the third quarter of 2013 compared to $113 million or 16.2% of sales, in the same period of 2012. The favorable impact of increased sales volumes was mostly offset by unfavorable sales mix, resulting in increased gross margin of only $1 million. Savings in materials and sourced products increased gross margin by $9 million while improvements in operating and distribution efficiency increased gross margin by $4 million. This was partially offset by customer price decreases of $6 million.
Operational EBITDA increased by $4 million to $53 million for the third quarter of 2013 from $49 million in the same period of 2012. Savings in materials and sourced products of $10 million and currency movements of $2 million were partially offset by unfavorable customer pricing of $6 million. A further negative impact of $2 million was attributable to adverse mix from lower sales in the export business as well as the ongoing integration of the European distribution agreement for ignition products.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $177 million, or 10.5% of net sales, for the third quarter of 2013 as compared to $173 million, or 11.2% of net sales, for the same quarter of 2012.
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $43 million for the three month periods ended September 30, 2013 and 2012.

Adjustment of Assets to Fair Value
The Company recognized PPE fair value adjustment charge of $1 million for the three months ended September 30, 2013. The Company recognized a fair value adjustment charge of $53 million for the three months ended September 30, 2012. The charge was comprised of $33 million of trademark and brand name impairments, $17 million of PP&E write downs and $3 million of goodwill impairments.

Interest Expense, Net
Net interest expense was $24 million for the third quarter of 2013 compared to $32 million for the third quarter of 2012. The decrease was primarily due to the expiration of unfavorable interest rate swaps.

Restructuring Activities
The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended September 30, 2013:

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at June 30, 2013	$8	$5	$13	$3	$16
Provisions	2	3	5	—	5
Reversals	(1)	—	(1)	—	(1)
Payments	(2)	(4)	(6)	(1)	(7)
Balance at September 30, 2013	$7	$4	$11	$2	$13

OPEB Curtailment Gain
During the third quarter of 2012, as a result of contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the retiree medical benefits were modified for the location’s active participants. As this location participated in the Company’s U.S. Welfare Benefit Plan, the Company had this plan re-measured due to its curtailment implications. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in AOCL. The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million curtailment gain which was recognized in the consolidated statements of operations during the three months ended September 30, 2012. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.

Other Expense, Net
Other expense, net was $6 million for the three months ended September 30, 2013 compared to $11 million for the same period of 2012. The specific components of “Other expense, net” are as follows:

	Three Months Ended
	September 30
	2013	2012
	(Millions of Dollars)
Foreign currency exchange	$(5)	$(8)
Accounts receivable discount expense	(2)	(1)
Third-party royalty income	1	1
Other	—	(3)
	$(6)	$(11)

Income Taxes
For the three months ended September 30, 2013, the Company recorded income tax expense of $(6) million on income from continuing operations before income taxes of $39 million. This compares to an income tax benefit of $8 million on a loss from continuing operations before income taxes of $(16) million in the same period of 2012. The income tax expense for the three months ended September 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. Statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits. The income tax benefit for the three months ended September 30, 2012 differs from the

41

U.S. statutory rate due primarily to release of uncertain tax positions due to audit settlements, pre-tax income taxed at rates lower than the U.S. statutory rate, partially offset by pre-tax losses with no tax benefits.
The Company believes that it is reasonably possible that certain of its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing and other various matters, may decrease by approximately $28 million in the next 12 months due to audit settlements or statute expirations, of which approximately $7 million, if recognized could impact the effective tax rate.
On July 11, 2013, Federal-Mogul Corporation became part of the Icahn Enterprises affiliated group of corporations as defined in Section 1504 of the Internal Revenue Code of 1986, as amended, of which American Entertainment Properties Corp. (“AEP”) is the common parent. The Company subsequently entered into a Tax Allocation Agreement (the “Tax Allocation Agreement”) with AEP. Pursuant to the Tax Allocation Agreement, AEP and the Company have agreed to the allocation of certain income tax items. The Company will join AEP in the filing of AEP’s federal consolidated return and certain state consolidated returns. In those jurisdictions where the Company is filing consolidated returns with AEP, the Company will pay to AEP any tax it would have owed had it continued to file separately. To the extent that the AEP consolidated group is able to reduce its tax liability as a result of including the Company in its consolidated group, AEP will pay the Company an amount equal to 20% of such reduction and the Company will carryforward for its own use under the Tax Allocation Agreement 80% of the items that caused the tax reduction (the “Excess Tax Benefits”). While a member of the AEP affiliated group the Company will reduce the amounts it would otherwise owe AEP by the Excess Tax Benefits. Moreover, if the Company should ever become deconsolidated from AEP, AEP will reimburse the Company for any tax liability in post-consolidation years the Company would not have paid had it actually had the Excess Tax Benefits for its own use. The cumulative payments to the Company by AEP post-consolidation cannot exceed the cumulative reductions in tax to the AEP group resulting from its use of the Excess Tax Benefits. Separate return methodology will be used in determining income taxes.

Discontinued Operations
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During 2013, the Company divested its sintered components operations located in France (first quarter event), its connecting rod manufacturing facility located in Canada (second quarter event), its camshaft foundry located in the United Kingdom (second quarter event) and its fuel pump business, which included an aftermarket business component, and a manufacturing and research and development facility located in the United States (third quarter event). These divestitures have been presented as discontinued operations in the consolidated statements of operations. The Company recognized a gain (loss) from discontinued operations, net of income taxes, of $7 million and $(3) million during the three months ended September 30, 2013 and 2012, respectively.

Consolidated Results – Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
Net sales:

	Nine Months Ended
	September 30
	2013	2012
	(Millions of Dollars)
Powertrain	$3,139	$2,998
Vehicle Components Solutions	2,209	2,168
Inter-segment eliminations	(255)	(262)
Total	$5,093	$4,904

The percentage of net sales by group and region for the nine months ended September 30, 2013 and 2012 are listed below. “PT,” represents Powertrain and “VSC” represents Vehicle Components Solutions.

	PT	VCS	Total
2013
North America	34%	57%	44%
EMEA	49%	37%	44%
Rest of World	17%	6%	12%

2012
North America	33%	60%	45%
EMEA	50%	32%	42%
Rest of World	17%	8%	13%

Cost of products sold:

	Nine Months Ended
	September 30
	2013	2012
	(Millions of Dollars)
Powertrain	$(2,741)	$(2,609)
Vehicle Components Solutions	(1,825)	(1,808)
Inter-segment eliminations	255	262
Total Reporting Segment	(4,311)	(4,155)
Corporate	—	(5)
Total Company	$(4,311)	$(4,160)

Gross margin:

	Nine Months Ended
	September 30
	2013	2012
	(Millions of Dollars)
Powertrain	$398	$389
Vehicle Components Solutions	384	360
Total Reporting Segment	782	749
Corporate	—	(5)
Total Company	$782	$744

Consolidated sales increased by $189 million or 4%, to $5,093 million for the nine months ended September 30, 2013 from $4,904 million in the same period of 2012 with a favorable foreign currency impact of $12 million. Excluding sales directly related to the acquisition of the spark plug business from BWA of $43 million and sales from the European distribution agreement for ignition products of $82 million, sales increased by $41 million, which is net of $11 million from customer price decreases. The organic external sales volume increase was therefore $63 million, comprised of PT increases of $102 million partially offset by VCS decreases of $39 million.
Given PT’s weighted market presence in the light vehicle, commercial vehicle and industrial markets and the year-over-year changes in production rates for those markets, the expected change in PT sales would indicate a decline of 1%. However, PT sales increased by 4%, excluding the impact on sales from the acquisition of the spark plug business from BWA – reflecting growth in excess of the underlying market. This was driven by an increase in sales in North America of 8% or $69 million, an increase in sales in ROW of 10% or $46 million and a decrease in sales in Europe of 1% or $17 million.
In the VCS segment, external sales volumes decreased by $39 million excluding the impact of sales from the European distribution agreement for ignition products of $82 million. This was mainly attributable to the decrease in sales in North America of 4%. This reflects the cessation of selected non-strategic business contracts as well as a softening in the export business, mainly into Venezuela as a result of a tightening in exchange rate control in the country. However, this was partly offset by an increase in sales in VCS Europe of 4% resulting from aftermarket volume gains and improved market conditions.
Cost of products sold increased by $151 million to $4,311 million for the nine months ended September 30, 2013 compared to $4,160 million in the same period of 2012. The increase in materials, labor and overheads as a direct result of the increase in external and inter-segment sales volumes was $150 million along with an increase of $34 million directly related to the acquisition of the spark plug business from BWA. Materials and sourcing savings of $55 million were partly offset by additional costs of $3 million and currency movements of $16 million.
Gross margin increased by $38 million to $782 million, or 15.4% of sales, for the nine months ended September 30, 2013 compared to $744 million, or 15.2% of sales, in the same period of 2012 driven mainly by materials and services sourcing savings of $55 million. As well, the product mix issues experienced in the first half of the year due to commercial vehicle production declining to a greater extent than light vehicle production has begun to stabilize. Therefore, the impact on margins due to volume increases was an increase of $4 million. The impact of the acquisition of the spark plug business from BWA of $9 million and reduced pension expense of $5 million were offset by $11 million of unfavorable customer pricing, $8 million of increased depreciation, $4 million of currency movements and $3 million of unfavorable productivity.

Reporting Segment Results – Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and operational EBITDA from continuing operations for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012 for each of the Company’s reporting segments. During the third quarter of 2013, the Company adjusted its definition of Operational EBITDA to exclude the income statement impacts associated with stock appreciation rights. Accordingly, Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses and the income statement impacts associated with stock appreciation rights. Prior periods have been reclassified to conform to the presentation used in this filing.

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Sales
Nine months ended September 30, 2012	$2,998	$2,168	$(262)	$4,904	$—	$4,904
External sales volumes	102	43	—	145	—	145
Inter-segment sales volumes	(11)	4	7	—	—	—
Customer pricing	(4)	(7)	—	(11)	—	(11)
Acquisitions	43	—	—	43	—	43
Foreign currency	11	1	—	12	—	12
Nine months ended September 30, 2013	$3,139	$2,209	$(255)	$5,093	$—	$5,093

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Cost of Products Sold
Nine months ended September 30, 2012	$(2,609)	$(1,808)	$262	$(4,155)	$(5)	$(4,160)
External sales volumes / mix	(97)	(44)	—	(141)	—	(141)
Inter-segment sales volumes	2	(4)	(7)	(9)	—	(9)
Productivity, net of inflation	(9)	6	—	(3)	—	(3)
Materials and services sourcing	32	23	—	55	—	55
Pension	—	—	—	—	5	5
Depreciation	(7)	(1)	—	(8)	—	(8)
Acquisitions	(34)	—	—	(34)	—	(34)
Foreign currency	(19)	3	—	(16)	—	(16)
Nine months ended September 30, 2013	$(2,741)	$(1,825)	$255	$(4,311)	$—	$(4,311)

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Gross Margin
Nine months ended September 30, 2012	$389	$360	$—	$749	$(5)	$744
External sales volumes / mix	5	(1)	—	4	—	4
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(9)	—	—	(9)	—	(9)
Customer pricing	(4)	(7)	—	(11)	—	(11)
Productivity, net of inflation	(9)	6	—	(3)	—	(3)
Materials and services sourcing	32	23	—	55	—	55
Pension	—	—	—	—	5	5
Depreciation	(7)	(1)	—	(8)	—	(8)
Acquisitions	9	—	—	9	—	9
Foreign currency	(8)	4	—	(4)	—	(4)
Nine months ended September 30, 2013	$398	$384	$—	$782	$—	$782

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Operational EBITDA
Nine months ended September 30, 2012	$257	$162	$—	$419	$—	$419
External sales volumes / mix	6	(14)	—	(8)	—	(8)
Unabsorbed fixed costs on inter-segment sales	(9)	—	—	(9)	—	(9)
Customer pricing	(4)	(7)	—	(11)	—	(11)
Productivity, cost of products sold	(9)	6	—	(3)	—	(3)
Productivity, SG&A	(3)	(24)	—	(27)	—	(27)
Productivity, Other	9	2	—	11	—	11
Sourcing, Cost of products sold	32	23	—	55	—	55
Sourcing, SG&A	1	3	—	4	—	4
Sourcing, Other	(2)	—	—	(2)	—	(2)
Equity earnings in non-consolidated affiliates	1	(3)	—	(2)	—	(2)
Acquisitions	8	—	—	8	—	8
Foreign currency	(3)	1	—	(2)	—	(2)
Other	2	12	—	14	—	14
Nine months ended September 30, 2013	$286	$161	$—	$447	$—	$447
Depreciation and amortization A						(216)
Discontinued operations A						(49)
Interest expense, net						(77)
OPEB curtailment gain						19
Restructuring expense, net						(20)
Stock appreciation rights						(4)
Adjustment of assets to fair value						(3)
Non-service cost components associated with the U.S. based funded pension plan						(2)
Income tax expense						(30)
Other						1
Net income						$66

A Contained within discontinued operations is $2 million and $3 million of depreciation and amortization expense for the nine months ended September 30, 2013 and 2012, respectively.

Powertrain
Sales increased by $141 million, or 5%, to $3,139 million for the nine months ended September 30, 2013 from $2,998 million in the same period of 2012 of which $43 million resulted from the acquisition of the spark plug business from BWA. External sales volumes increased by $98 million net of customer price decreases of $4 million. This was driven by an increase in sales in North America of 8% or $69 million, an increase in sales in ROW of 10% or $46 million and a decrease in sales in Europe of 1% or $17 million. Given PT’s weighted market presence in the light vehicle, commercial vehicle and industrial markets and the year over year changes in production rates for those markets, the expected change in PT sales would be a decline of 1%. However, PT sales increased by 4%, excluding the impact on sales from the acquisition of the spark plug business from BWA – reflecting growth in excess of the underlying market.
Cost of products sold increased by $132 million to $2,741 million for the nine months ended September 30, 2013 compared to $2,609 million in the same period of 2012. The increase in materials, labor and overheads as a direct result of the increase in external and inter-segment sales volumes was $95 million along with an increase of $34 million directly related to the acquisition of the spark plug business from BWA. Materials and sourcing savings of $32 million were offset by currency movements of $19 million, inefficiencies of $9 million, and increased depreciation of $7 million.

Gross margin increased by $9 million to $398 million, or 12.7% of sales, for the nine months ended September 30, 2013 compared to $389 million, or 13.0% of sales, in the same period of 2012 driven mainly by materials and services sourcing savings of $32 million. As well, the product mix issues experienced in the first half of the year due to commercial vehicle production declining to a greater extent than light vehicle production has begun to stabilize. Therefore, the impact on margins due to volume increases alone was an increase of $5 million. This is offset by a decrease in gross margin of $9 million due to unabsorbed fixed costs on inter-segment sales volumes. The impact of the acquisition of the spark plug business from BWA of $9 million was offset by $9 million of unfavorable productivity, $8 million of currency movements, $7 million of increased depreciation, and $4 million of unfavorable customer pricing.
Operational EBITDA increased by $29 million to $286 million for the nine months ended September 30, 2013 from $257 million in the same period of 2012. This increase was due to favorable materials and services sourcing of $31 million and $8 million directly related to the acquisition of the spark plug business from BWA. The decrease in EBITDA of $9 million from unabsorbed fixed costs on inter-segment sales more than offset an increase from improved external sales volumes of $6 million. Favorable materials and services sourcing of $31 million was partly offset by unfavorable customer pricing of $4 million, currency impacts of $3 million and unfavorable productivity of $3 million mainly driven by increased year-over-year incentive compensation and project costs in excess of operational efficiencies.
Vehicle Components Solutions
Sales increased by $41 million, or 2%, to $2,209 million for the nine months ended September 30, 2013 from $2,168 million in the same period of 2012, including $82 million from the European distribution agreement for ignition products. The organic external sales volumes change was therefore a decline of $46 million, including the impact of customer price decreases of $7 million. This was driven by a decline in North America of $54 million or 4%. This reflects the cessation of selected non-strategic business contracts as well as a a softening in the export business, mainly into Venezuela as a result of a tightening in exchange rate control in the country. Sales in ROW decreased by $17 million or 11%. However, this was offset by an increase in sales in VCS Europe of $25 million or 4%, excluding the impact on sales from the European distribution agreement for ignition products, due to strong aftermarket volume gains as market conditions continued to improve.
Cost of products sold increased by $17 million to $1,825 million for the nine months ended September 30, 2013 compared to $1,808 million in the same period of 2012. This increase was due to $44 million directly associated with external sales volumes partly offset by favorable materials and services sourcing savings of $23 million and efficiencies of $6 million.
Gross margin increased by $24 million to $384 million, or 17.4% of sales, for the nine months ended September 30, 2013 compared to $360 million or 16.6% of sales, in the same period of 2012. This is the result of materials and services sourcing savings of $23 million and favorable productivity of $6 million partially offset by unfavorable customer pricing of $7 million.
Operational EBITDA decreased by $1 million to $161 million for the nine months ended September 30, 2013 from $162 million in the same period of 2012. There was a $14 million decrease associated with the adverse impact of product mix changes over and above the improvements from increased sales. Favorable materials and services sourcing of $26 million were offset by unfavorable productivity of $16 million including labor inflation, increased year-over-year incentive compensation and project costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $545 million, or 10.7% of net sales, for the nine months ended September 30, 2013 as compared to $532 million, also 10.8% of net sales, for the same period in 2012.
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $130 million for the nine months ended September 30, 2013 compared with $129 million for the same period in 2012.

Adjustment of Assets to Fair Value
The Company recognized PPE fair value adjustment charge of $3 million for the nine months ended September 30, 2013. The Company recognized a fair value adjustment charge of $168 million for the nine months ended September 30, 2012. The charge was comprised of $96 million of goodwill impairments, $46 million of trademark and brand name impairments and $26 million of PP&E write downs.

Interest Expense, Net
Net interest expense was $77 million for the nine months ended September 30, 2013 compared to $97 million for the same period of 2012. The decrease is primarily due to the expiration of unfavorable interest rate swaps.

Restructuring Activities
The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the nine months ended September 30, 2013:

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2013	$4	$5	$9	$3	$12
Provisions	4	2	6	2	8
Payments	(3)	(2)	(5)	(1)	(6)
Balance at March 31, 2013	5	5	10	4	14
Provisions	7	2	9	—	9
Reversals	(1)	—	(1)	—	(1)
Payments	(3)	(2)	(5)	(1)	(6)
Balance at June 30, 2013	8	5	13	3	16
Provisions	2	3	5	—	5
Reversals	(1)	—	(1)	—	(1)
Payments	(2)	(4)	(6)	(1)	(7)
Balance at September 30, 2013	$7	$4	$11	$2	$13

OPEB Curtailment Gain
During the second quarter of 2013, the Company ceased operations at one of its U.S. manufacturing locations. As this location participated in the Company’s U.S. Welfare Benefit Plan, the Company had this plan re-measured due to its curtailment implications. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the Company’s U.S. Welfare Benefit Plan triggered the recognition of a $19 million OPEB curtailment gain, which was recognized in the consolidated statements of operations during the nine months ended September 30, 2013.
During the third quarter of 2012, as a result of contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the retiree medical benefits were modified for the location’s active participants. As this location participated in the Company’s U.S. Welfare Benefit Plan, the Company had this plan re-measured due to its curtailment implications. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in AOCL. The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million curtailment gain which was recognized in the consolidated statements of operations during the nine months ended September 30, 2012. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.

48

Other Expense, Net
Other expense, net was $1 million for the nine months ended September 30, 2013 compared to $17 million for the same period of 2012. The specific components of “Other expense, net” are as follows:

	Nine Months Ended
	September 30
	2013	2012
	(Millions of Dollars)
Foreign currency exchange	$(7)	$(13)
Accounts receivable discount expense	(5)	(5)
Third-party royalty income	5	2
Adjustment of Chapter 11 accrual	4	—
Other	2	(1)
	$(1)	$(17)

Income Taxes
For the nine months ended September 30, 2013, the Company recorded income tax expense of $(30) million on income from continuing operations before income taxes of $145 million. This compares to an income tax benefit of $27 million on a loss from continuing operations before income taxes of $(47) million in the same period of 2012. The income tax expense for the nine months ended September 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. Statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance release, partially offset by pre-tax losses with no tax benefits. The income tax benefit for the nine months ended September 30, 2012 differs from the U.S. statutory rate due primarily to release of uncertain tax positions due to audit settlements, valuation allowance release in Germany, a tax benefit recorded related to a special economic zone tax incentive in Poland and pre-tax income taxed at rates lower than the U.S. statutory rate partially offset by pre-tax losses with no tax benefit.
The Company believes that it is reasonably possible that certain of its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing and other various matters, may decrease by approximately $28 million in the next 12 months due to audit settlements or statute expirations, of which approximately $7 million, if recognized could impact the effective tax rate.
On July 11, 2013, Federal-Mogul Corporation became part of the Icahn Enterprises affiliated group of corporations as defined in Section 1504 of the Internal Revenue Code of 1986, as amended, of which American Entertainment Properties Corp. (“AEP”) is the common parent. The Company subsequently entered into a Tax Allocation Agreement (the “Tax Allocation Agreement”) with AEP. Pursuant to the Tax Allocation Agreement, AEP and the Company have agreed to the allocation of certain income tax items. The Company will join AEP in the filing of AEP’s federal consolidated return and certain state consolidated returns. In those jurisdictions where the Company is filing consolidated returns with AEP, the Company will pay to AEP any tax it would have owed had it continued to file separately. To the extent that the AEP consolidated group is able to reduce its tax liability as a result of including the Company in its consolidated group, AEP will pay the Company an amount equal to 20% of such reduction and the Company will carryforward for its own use under the Tax Allocation Agreement 80% of the items that caused the tax reduction (the “Excess Tax Benefits”). While a member of the AEP affiliated group the Company will reduce the amounts it would otherwise owe AEP by the Excess Tax Benefits. Moreover, if the Company should ever become deconsolidated from AEP, AEP will reimburse the Company for any tax liability in post-consolidation years the Company would not have paid had it actually had the Excess Tax Benefits for its own use. The cumulative payments to the Company by AEP post-consolidation cannot exceed the cumulative reductions in tax to the AEP group resulting from its use of the Excess Tax Benefits. Separate return methodology will be used in determining income taxes.

Discontinued Operations
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During the nine months ended September 30, 2013, the Company divested its sintered components operations located in France (first quarter event), its connecting rod manufacturing facility located in Canada (second quarter event), its camshaft foundry located in the United Kingdom (second quarter event) and its fuel pump business, which included an aftermarket business component, and a manufacturing and research and development facility located in the United States (third quarter event). These divestitures have been presented as discontinued operations in the consolidated statements of operations. The Company recognized losses from discontinued operations, net of income taxes, of $(49) million and $(14) million during the nine months ended September 30, 2013 and 2012, respectively.

Litigation and Environmental Contingencies
For a summary of material litigation and environmental contingencies, refer to Note 14 of the consolidated financial statements, “Commitments and Contingencies.”

Liquidity and Capital Resources
Cash Flow
Cash flow provided from operating activities was $258 million for the nine months ended September 30, 2013 compared to cash flow used by operating activities of $(76) million for the comparable period of 2012. The $334 million year-over-year increase is primarily attributable a $259 million decrease in working capital outflow and a $25 million increase in cash dividends received from non-consolidated affiliates. The working capital improvement is attributable to a year-over-year accounts receivable improvement as extended credit offered to aftermarket customers reached a plateau at the end of 2012, along with additional favorable year-over-year improvements in inventory and accounts payable. Other factors contributing to the year-over-year increase were improved operating results and a reduced supplemental compensation payout during 2013 as compared to 2012.
Cash flow used by investing activities was $245 million for the nine months ended September 30, 2013 compared to $327 million for the comparable period of 2012. Capital expenditures of $270 million and $296 million for the nine months ended September 30, 2013 and 2012, respectively, were required to support future sales growth and productivity improvements. The Company purchased the spark plug business from BWA in September 2012 for $52 million.
Cash flow provided from financing activities was $491 million for the nine months ended September 30, 2013 compared to cash flow used by financing activities of $(26) million for the comparable period of 2012. This $517 million increase in cash inflow was primarily due to a $500 million cash inflow associated with the Company's common stock rights offering in which approximately 51 million shares of the Company’s common stock was purchased during July 2013.

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

50

Other Liquidity and Capital Resource Items
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, Japan and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	September 30	December 31
	2013	2012
	(Millions of Dollars)
Gross accounts receivable factored	$274	$217
Gross accounts receivable factored, qualifying as sales	263	216
Undrawn cash on factored accounts receivable	—	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$379	$335	$1,077	$1,111
Expenses associated with factoring of receivables	(2)	(1)	(5)	(5)

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $18 million and $19 million as of September 30, 2013 and December 31, 2012, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

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
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the nine months ended September 30, 2013, the Company derived 37% of its sales in the United States and 63% internationally. Of these international sales, 57% are denominated in the euro, with no other single currency representing more than 9%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the nine months ended September 30, 2013 would have decreased “Net income from continuing operations attributable to Federal-Mogul” by approximately $14 million.

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
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of September 30, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013, at the reasonable assurance level previously described.
Changes to Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of September 30, 2013, the Company’s management, with the participation of the Co-Chief Executive Officers and the Interim Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal three and nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2013.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.
Note 14, that is included in Part I of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 27, 2013 (portions of which were updated to reflect discontinued operations and filed as Exhibit 99.1 accompanying the Company’s Form 8-K filed on July 22, 2013) as supplemented and modified by the risk factors set forth in the Company's Form 10-Q for the quarter ended June 30, 2013.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	Powertrain Executive Performance-Based Award Program: †
On October 23, 2013, the Company adopted a performance-based award program for executives associated with its Powertrain Segment.  Participants in the program, which is expected to include the Company’s Co-Chief Executive Officer and Chief Executive Officer Powertrain Segment, will receive an allocation in a bonus pool, the value of which will be based on the economic profit of the Company’s Powertrain Segment for the three fiscal years ending December 31, 2015. Vesting of any awards under the program will occur on December 31, 2015.

(b)	Exhibits:

10.22	Federal-Mogul 2013 VCS Management Incentive Plan (MIP). †

10.23	Federal-Mogul 2013 Powertrain Management Incentive Plan (MIP). †

10.24	Federal-Mogul 2013 Corporate Management Incentive Plan (MIP). †

† Management contracts and compensatory plans or arrangements.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification by Rainer Jueckstock, Co-Chief Executive Officer, Federal-Mogul Corporation, and Chief Executive Officer, Powertrain, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2
Certification by Kevin P. Freeland, Co-Chief Executive Officer, Federal-Mogul Corporation, and Chief Executive Officer, Vehicle Components Solutions, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3	Certification by Jerome Rouquet, Interim Chief Financial Officer, Federal-Mogul Corporation, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Co-Chief Executive Officers and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

101
Financial statements from the quarterly report on Form 10-Q of Federal-Mogul Corporation for the quarter ended September 30, 2013, filed on October 23, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive (Loss) Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows: and (v) the Notes to the Consolidated Financial Statements furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FEDERAL-MOGUL CORPORATION

By:	/s/ Jérôme Rouquet

Jérôme Rouquet
Vice President, Controller, and Chief Accounting Officer
Principal Accounting Officer
Interim Chief Financial Officer
Interim Principal Financial Officer
Dated: October 23, 2013