Form 10-K
period 2013-12-31
FEDERAL MOGUL CORP
filed 2014-02-24
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $227 million as of June 30, 2013 based on the reported last sale price as reported on the NASDAQ Global Select Market on that date.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒   No  ☐
The Registrant had 150,029,244 shares of common stock outstanding as of February 21, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

PART I

ITEM 1. BUSINESS
Business Overview
Federal-Mogul Corporation (the “Company”) is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base. Federal-Mogul is a leading technology supplier and a market share leader in several product categories. As of December 31, 2013, the Company had current OEM products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. The Company offers premium brands, OE replacement and entry/mid level products for all aftermarket customers. Therefore, the Company can be first to the aftermarket with new products, service expertise and customer support. This broad range of vehicle and powertrain applications reinforces the Company’s belief in its unique market position.
The Company operates with two end-customer focused business segments. The Powertrain (or “PT”) segment focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (or “VCS”) segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
PT offers its customers a diverse array of market-leading products for OE applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, plus element resistant systems protection sleeving products, acoustic shielding and flexible heat shields. VCS offers powertrain products manufactured by PT, distributed through globally-recognized aftermarket brands to the independent aftermarket and also offers brake disc pads, brake linings, brake blocks, brake system components, chassis products, wipers, and other product lines to OEM, OES and aftermarket customers.
Federal-Mogul has manufacturing facilities and/or distribution centers in 23 countries and, accordingly, all of the Company’s reporting segments derive sales from both domestic and international markets. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, extraterritorial effects of United States laws such as the Foreign Corrupt Practices Act, and changes in laws and regulations.

The following tables set forth net sales and net property, plant and equipment (“PP&E”) by geographic region as a percentage of total net sales and net PP&E, respectively.

	Net Sales			Net PP&E
	Year Ended December 31			December 31
	2013	2012	2011	2013	2012
United States	37%	38%	37%	27%	29%
Mexico	5%	5%	4%	7%	6%
Canada	1%	2%	2%	—	—
Total North America	43%	45%	43%	34%	35%

Germany	20%	18%	19%	21%	20%
France	6%	6%	6%	4%	5%
Belgium	5%	4%	4%	1%	1%
Italy	4%	4%	4%	4%	4%
United Kingdom	3%	4%	4%	4%	4%
Other EMEA	6%	6%	8%	13%	14%
Total EMEA	44%	42%	45%	47%	48%

China	5%	4%	4%	8%	6%
India	3%	4%	4%	7%	7%
South America	2%	2%	2%	2%	2%
Other	3%	3%	2%	2%	2%
Total Rest of World	13%	13%	12%	19%	17%
	100%	100%	100%	100%	100%

The following table sets forth net sales by reporting segment as a percentage of total net sales:

	Year Ended December 31
	2013	2012	2011
Net sales by reporting segment:
Powertrain	57%	56%	56%
Vehicle Components Solutions	43%	44%	44%
	100%	100%	100%

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
Each of the Company’s business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $173 million, $173 million and $166 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Joint Ventures and Other Strategic Alliances. The Company forms joint ventures and strategic alliances to gain share in emerging markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations, and broaden its customer base. The Company believes that certain of its joint ventures have provided, and will continue to provide, opportunities to expand business relationships with Asian and other OEs operating in BRIC growth markets. The Company is currently involved in 25 joint ventures located in 11 different countries throughout the world, including China, India, Korea, Russia, Turkey and the United States. Of these joint ventures, the Company maintains a controlling interest in 16 entities and, accordingly, the financial results of these entities are included in the Consolidated Financial Statements of the Company. The Company has a non-controlling interest in 9 of its joint ventures, of which 7 are accounted for under the equity method and 2 are accounted for under the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy.
Net sales for the Company’s 16 consolidated joint ventures were approximately 8%, 9% and 9% of consolidated net sales for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s investments in non-consolidated joint ventures totaled $253 million and $240 million as of December 31, 2013 and 2012, respectively, and the equity in earnings of such affiliates amounted to $34 million, $34 million and $37 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Acquisition. In June 2012, the Company entered into a definitive agreement to purchase the spark plug business from BorgWarner, Inc. ("BWA"). These spark plugs are manufactured in France and Germany and are sold to European original equipment manufacturers. The purchase closed in September 2012 for $52 million, net of cash acquired. The Company allocated the purchase price in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company recorded $19 million of definite-lived intangible assets (primarily customer relationships) and $9 million of indefinite-lived intangible assets (primarily goodwill) associated with this acquisition.
Divestitures: In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During the year ended December 31, 2013, the Company divested its sintered components operations located in France, its connecting rod manufacturing facility located in Canada, its camshaft foundry located in the United Kingdom and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States. These divestitures have been presented as discontinued operations in the consolidated statements of operations. See Note 5 for further details.
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
In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities in order to improve operating performance. The Company obtained Board approval to commence a restructuring plan (“Restructuring 2013”) as detailed below. Restructuring 2013 is intended to take place from 2013-2015. During the year ended December 31, 2013, the Company recorded $39 million in restructuring expenses for Restructuring 2013 comprised of $38 million in employee costs and $1 million of facility closure costs.
In June 2012, the Company announced a restructuring plan (“Restructuring 2012”) to reduce or eliminate capacity at several high cost VCS facilities and transfer production to lower cost locations. Restructuring 2012 was completed as of December 31, 2013. In connection with Restructuring 2012, the Company incurred restructuring charges totaling $13 million. During the year ended December 31, 2013, the Company recorded $2 million in restructuring expenses for Restructuring 2012, all of which were facility closure costs. During the year ended December 31, 2012, the Company recorded $11 million in restructuring expenses for Restructuring 2012, all of which were employee costs.
During the years ended December 31, 2012 and 2011, the Company recorded $14 million and $5 million, respectively, in net restructuring expenses outside of Restructuring 2012 and Restructuring 2013. The Company recorded $14 million in employee costs related to other restructuring activities during 2012. The Company recorded $3 million in employee costs and $2 million in facility closure costs related to other restructuring activities during 2011.
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
PT operates 65 manufacturing sites in 17 countries, serving a large number of major automotive, heavy-duty, marine and industrial customers worldwide. Powertrain derived 34% of its 2013 OE sales in North America, 49% in EMEA and 17% in the rest of the world (“Rest of World” or “ROW”).
Federal-Mogul is one of the world’s leading powertrain component and assembly providers. Comprehensive design capability and an extensive product portfolio enable effective delivery of a broad range of engine and driveline components as well as engineered solutions to improve fuel economy, reduce emissions or enhance vehicle performance and durability. Products in this segment include pistons, piston rings, piston pins, cylinder liners, valve seats and guides, engine bearings, industrial bearings, bushings and washers, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, element resistant systems protection sleeving products, flexible heat shields and lighting products. PT products are used in automotive, motorcycle, light truck, heavy-duty, industrial, commercial equipment (construction, agricultural, power generation, marine and railway), aerospace, and small air-cooled engine applications.

The following provides a description of the various products manufactured by PT:

Product	Description

Pistons
The main task of the piston is to compress the air and fuel mixture in advance of ignition. Following combustion, the piston relays the combustion energy into mechanical energy. In this process, substantial pressures are exerted on the piston, imposing high demands on it in terms of rigidity and temperature resistance. Product offerings include Monosteel and DuraBowl pistons, winners of the 2006 and 2010 PACE awards (Premier Automotive Suppliers’ Contribution to Excellence Award), respectively.

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

The Company’s bearing product line includes lead-free aluminum engine bearings commonly used in gasoline engines and bronze bearings used in highly-loaded compression engines such as diesel or gasoline turbocharged models. The Company’s portfolio includes a full range of lead-free solutions developed to meet EU requirements and covers a range of electroplated and sputter coated bearings. These extremely high performance materials support the downsizing of engines and consequent improved fuel economy and CO2 reduction. The Company’s product range also includes innovative polymer coated bearings (IROX) for automotive engines, winner of the 2013 PACE award. These bearings have a special polymer coated shell that helps to withstand high reciprocating mechanical loads produced by heavily boosted engines. The innovative IROX bearing coating with embedded dry lubricant design enables these bearings to operate in low lubrication conditions found in hybrid or start-stop engines.

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

Vehicle Components Solutions. VCS primarily represents the Company’s aftermarket business. About 75% of VCS’s revenue is to customers in the independent aftermarket, with the remaining 25% sold to the OE/OES market. VCS operates 28 manufacturing sites in 15 countries and 17 distribution centers in 12 countries. VCS derived 57% of its sales through North America, 37% in EMEA and 6% in Rest of World.
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

Category	Product Lines	Brand Names
Braking Solutions	Disc Pads Hydraulic Parts Linings Rotors & Drums Brake Hardware	Abex®; Beral®; Ferodo®; Necto®; ThermoQuiet®; Wagner®

Chassis Solutions	Chassis Driveline Hub Assemblies Anti Friction Bearings	MOOG®; National®

Sealing Solutions	Gaskets Seals	Fel-Pro®; Goetze®; National®; Payen®

Engine and Service Solutions	Engine Parts	AE®; FP Diesel®; Glyco®; Goetze®; Nural®; Sealed Power®
	Wipers Ignition Products Lighting Filters	ANCO®; Champion®; Wagner®

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

Chassis	Chassis parts include ball joints, tie rod ends, sway bar links, idler arms, and pitman arms. These components affect vehicle steering and vehicle ride quality.

Driveline Universal Joints	Driveline universal joints which provide a linkage between a power unit and output device such as a wheel end or service device.

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

Reporting Segment Financial Information. The following tables summarize net sales, cost of products sold, gross margin and total assets for each reporting segment. For additional information related to the Company’s reporting segments, refer to Note 24 to the Consolidated Financial Statements, included in Item 8 of this report.
Net sales:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Powertrain	$4,173	$3,926	$4,131
Vehicle Components Solutions	2,935	2,853	2,985
Inter-segment eliminations	(322)	(335)	(397)
Total	$6,786	$6,444	$6,719
Cost of products sold:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Powertrain	$(3,656)	$(3,470)	$(3,570)
Vehicle Components Solutions	(2,432)	(2,390)	(2,462)
Inter-segment eliminations	322	335	397
Total Reporting Segment	(5,766)	(5,525)	(5,635)
Corporate	—	(6)	(5)
Total Company	$(5,766)	$(5,531)	$(5,640)
Gross margin:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Powertrain	$517	$456	$561
Vehicle Components Solutions	503	463	523
Total Reporting Segment	1,020	919	1,084
Corporate	—	(6)	(5)
Total Company	$1,020	$913	$1,079
Total assets:

	December 31
	2013	2012
	(Millions of Dollars)
Powertrain	$3,373	$3,090
Vehicle Components Solutions	3,055	3,226
Total Reporting Segment	6,428	6,316
Corporate	754	516
Discontinued operations	—	95
Total Company Assets	$7,182	$6,927

The Company’s Industry
The automotive light vehicle market, as well as the medium duty / heavy duty commercial market, is comprised of two primary segments: the OE market in which the Company’s products are used in the manufacture of new vehicles and OE dealer service parts, and the global aftermarket, in which the Company’s products are used as replacement parts for all vehicles in operation on the road, including all previous models.
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
There are currently several significant trends that are impacting the OE market, including the following:

•
Global Production – The global light and commercial vehicle production in the developed markets experienced a decline in Europe and growth in North America in 2013. In total, the number of vehicles produced during 2013 was 21.4 million in the Americas, 21.1 million in Europe, the Middle East and Africa (“EMEA”) and 43.9 million in Asia, compared to 2012 vehicle production of 20.3 million, 21.6 million and 42.2 million in the Americas, EMEA and Asia, respectively. While global OE production increased at a moderate pace, the demand for parts, including products produced by the Company also increased moderately during 2013 due to solid demand in the Americas and Asia.

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

The Aftermarket Business. Products for the global aftermarket are sold directly to a wide range of distributors, retail parts stores and mass merchants who distribute these products to professional service providers and “do-it-yourself” consumers. Demand for aftermarket products is driven by many factors, including the number of vehicles in operation, the average age of the vehicle fleet, the durability of OE parts, and vehicle usage. Although the number of vehicles on the road and different models available continue to increase, the aftermarket has experienced softness due to increases in average useful lives of automotive parts resulting from continued technological advancements and resulting improvements in durability. More recently, some aftermarket product categories have been impacted by the growth of the midgrade segment due to consumer and trade channel trends.
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

•
Consolidation and increased market power of aftermarket customers - Independent aftermarket customers are continuing to consolidate and gain purchasing power and the ability to demand extended payment terms and other pricing concessions.

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
The Company’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of the Company’s product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability are central to the success of the Company’s VCS operations.
No individual customer accounted for more than 6% of the Company’s direct sales during 2013.
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

•
Powertrain – Primary competitors include Aisin, Art Metal, BinZou, Bleistahl, Bosch, Daido, Dana/Reinz, Delfingen, Denso, DongYang, ElringKlinger, Freudenberg, General Electric, GKN, Hella, Hitachi-Automotive, Honeywell, Kolbenschmidt, Mahle, Miba, NGK, NOK, NPR, Osram, Pall, Riken, Sinteron, and Stanley.

•
Vehicle Components Solutions – Primary competitors include AC Delco, Affinia, Akebono, Bosch, Contitech, Dana/Reinz, Delfingen, Delphi, Denso, ElringKlinger, Freudenberg, Galfer, General Electric, Hella, Honeywell, Mahle, Nisshinbo/TMD, NOK, Osram, Pall, SKF, Stanley, Stemco, Sylvania, Timken, TMD, Trico, TRW and Valeo.

The Company’s Backlog
For OE customers, the Company generally receives purchase orders for specific products supplied for particular vehicles. These supply relationships typically extend over the life of the related vehicle, subject to interim design and technical specification revisions, and do not require the customer to purchase a minimum quantity. In addition to customary commercial terms and conditions, purchase orders generally provide for annual price reductions based upon expected productivity improvements and other factors. Customers typically retain the right to terminate purchase orders, but the Company generally cannot terminate purchase orders. OE order fulfillment is typically manufactured in response to customer purchase order releases, and the Company ships directly from a manufacturing location to the customer for use in vehicle production and assembly. Accordingly, the Company’s manufacturing locations turn finished goods inventory relatively quickly, producing from on-hand raw materials and work-in-process inventory within relatively short manufacturing cycles. Significant risks to the Company include a change in engine production, driven by mix changes, for powertrain components (e.g. a change from diesel to gasoline engines), lower than expected vehicle or engine production by one or more of its OE customers or termination of the business based upon perceived or actual shortfalls in delivery, quality or value.
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

The Company’s Raw Materials and Suppliers
The Company purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. The Company also purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2013, no outside supplier of the Company provided products that accounted for more than 2% of the Company’s annual purchases.
Insight Portfolio Group LLC (formally known as Icahn Sourcing, LLC) - Related Party
Icahn Sourcing, LLC (“Icahn Sourcing”) is an entity formed and controlled by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company was a member of the buying group in 2012. Prior to December 31, 2012, the Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.
In December, 2012, Icahn Sourcing advised the Company that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. The Company’s payments to Insight Portfolio Group were less than $0.5 million during 2013. The Company anticipates its 2014 payments to Insight Portfolio Group to be similar to the amounts paid in 2013.
Seasonality of the Company’s Business
The Company’s business is moderately seasonal because many North American OE customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. OE customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Rest of World generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, the Company’s sales and operating profits have been the strongest in the second quarter. For additional information, refer to the Company’s quarterly financial results contained in Note 25 to the Consolidated Financial Statements, included in Item 8 of this report.
The Company’s Employee Relations
The Company had 44,275 employees as of December 31, 2013.
Various unions represent approximately 35% of the Company’s U.S. hourly employees and approximately 70% of the Company’s non-U.S. hourly employees. With the exception of two facilities in the U.S., most of the Company’s unionized manufacturing facilities have their own contracts with their own expiration dates and, as a result, no contract expiration date affects more than one facility.
Impact of Environmental Regulations on the Company
The Company’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company’s financial position or cash flows in 2013 and are not expected to have a material impact on the Company’s financial position or cash flows in 2014.
The Company’s Intellectual Property
The Company holds in excess of 5,100 patents and patent applications on a worldwide basis, of which more than 1,100 have been filed in the United States. Of the approximately 5,100 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to the Company.
The Company does not materially rely on any single patent, nor will the expiration of any single patent materially affect the Company’s business. The Company’s current patents expire over various periods into the year 2036. The Company is actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents.

In the aggregate, the Company’s worldwide patent portfolio is materially important to its business because it enables the Company to achieve technological differentiation from its competitors.
The Company also maintains more than 6,300 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by the Company or are licensed to third parties.
Interests Held by an Entity Controlled by Mr. Carl C. Icahn
An entity indirectly owned and controlled by Mr. Icahn filed a Schedule 13D and amendments therein with the Securities and Exchange Commission indicating that such entity has a beneficial interest of approximately 80.73% of the Company’s outstanding shares of common stock. As a result, Mr. Icahn has the indirect ability to nominate and elect all of the directors on the Company’s Board of Directors. Under applicable law and the Company’s certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of the Company’s voting stock including, without limitation, mergers, the sale of substantially all of the Company’s assets, and amendments to its certificate of incorporation and by-laws. So long as Mr. Icahn continues to control a majority of the Company’s outstanding capital stock, he will continue to have these governance rights and the ability to control the Company.
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
The Company has substantial indebtedness, which could restrict the Company’s business activities and could subject the Company to significant interest rate risk: As of December 31, 2013, the Company had approximately $2.6 billion of outstanding indebtedness. The Company is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition and results of operations.
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
During the fourth quarter of 2013, the Company extended the term of its revolving credit facility to December 6, 2018. In the event, however, that on any day prior thereto, more than $300 million in aggregate principal amount of the Company's existing term loans (or any debt refinancing such term loans) will become due within 91 days, the maturity date of the revolving credit facility automatically accelerates to such date. The Company's tranche B term loan with a December 31, 2013 principal balance of $1,597 million currently matures on December 27, 2014. In the event that the Company is unable to refinance such portion of its existing term loans so that the principal amount of such indebtedness outstanding on December 27, 2014 is less than $300 million or obtain an amendment to its revolving credit facility that in substance waives the provisions of this accelerated maturity date, the revolving credit facility will mature by its terms on September 27, 2014, and the Company, therefore, will be required to repay any outstanding amounts on such day under the revolving credit facility and no longer have further access to the revolving credit facility. No assurance can be given that the Company will be able to either refinance its existing term loans or obtain an amendment to its revolving credit facility that provides relief from this provision.
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
Consolidation and increased market power of the Company’s independent aftermarket customers could negatively affect the Company’s financial performance: The Company’s independent aftermarket customers are continuing to consolidate and gain purchasing power and the ability to demand extended payment terms and other pricing concessions. If these trends continue the financial results of the Company’s VCS business segment could be negatively impacted.
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
The Company’s actions to separate its business into two divisions may result in additional costs: The Company separated its business into two separate business divisions. One division focuses primarily on the manufacture and sale of powertrain products to original equipment manufacturers (“Powertrain” or “PT”), while the other consists of the Company’s global aftermarket as well as its brake, chassis and wipers businesses (“Vehicle Components Solutions” or “VCS”). The Company initiated several actions in connection with the creation of these two operating divisions, including the hiring of a Chief Executive Officer for VCS and the identification of facilities that will be managed by each division. This separation may result in additional costs and expenses both during and after separation. No assurance can be given that the separation of the business into these two divisions will not have a material adverse impact on the Company’s profitability and consolidated financial position.
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
The Company’s pension obligations and other postemployment benefits could adversely impact the Company’s operating margins and cash flows: The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other postemployment benefits. In addition, the Company sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet the Company’s expectations, or other actuarial assumptions are modified, the Company’s required contributions may be higher than it expects. See Note 14 to the Consolidated Financial Statements, included in Item 8 of this report.
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
The Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%: In July 2013 the Company completed a common stock rights offering. The purchases of shares of common stock in the rights offering increased the indirect control of Mr. Carl C. Icahn to approximately 80.73% of the voting power. As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of December 31, 2013. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $100 million as of December 31, 2013. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.
The current underfunded status of the pension plans of ACF requires it to notify the PBGC of certain “reportable events,” such as if the Company ceases to be a member of the ACF controlled group, or the Company makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.
Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC have undertaken to indemnify Federal-Mogul for any and all liability imposed upon the Company pursuant to the Employee Retirement Income Security Act of 1974, as amended, or any regulation thereunder (“ERISA”) resulting from the Company being considered a member of a controlled group within the meaning of ERISA § 4001(a)(14) of which American Entertainment Properties Corporation is a member, except with respect to liability in respect to any employee benefit plan, as defined by ERISA § 3(3), maintained by the Company.  Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC are not required to maintain any specific net worth and there can be no guarantee Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC will be able to fund its indemnification obligations to the Company.
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
New regulations related to “conflict minerals” may force us to incur additional expenses and may make the Company’s supply chain more complex. In August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use certain minerals known as “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in their products. These new requirements required due diligence efforts in 2013, with initial disclosure requirements beginning in 2014. There will be significant costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in the Company’s products and other potential changes to products, processes or sources of supply as a consequence of such verification activities.
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

ITEM 1.B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Federal-Mogul’s world headquarters is located in Southfield, Michigan, which is a leased facility. The Company had 155 manufacturing facilities, technical centers, distribution centers, and sales and administration office facilities worldwide at December 31, 2013. Approximately 38% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. The Company owns the remainder of the facilities.

Type of Facility	North America	EMEA	Rest of World	Total
Manufacturing facilities	32	39	22	93
Technical centers	9	5	2	16
Distribution centers	7	6	4	17
Sales and administration offices	7	10	12	29
	55	60	40	155
The facilities range in size from approximately 500 square feet to 700 thousand square feet. Management believes that substantially all of the Company’s facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.

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
Total environmental liabilities were $14 million and $15 million at December 31, 2013 and 2012, respectively. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2013, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs, as recorded, approximate $44 million.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s stock is listed on the NASDAQ Global Stock Market.
There were approximately 58 stockholders of record of Common Stock as of February 21, 2014 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker. High and low sales prices for the Company’s common stock for each quarter in 2013 and 2012 are as follows:

	2013		2012
Quarter	High	Low	High	Low
First	$9.88	$5.98	$17.97	$14.80
Second	$10.39	$4.84	$17.20	$9.96
Third	$17.33	$9.92	$11.79	$8.67
Fourth	$21.15	$14.97	$10.18	$6.90

The Company did not pay any dividends in 2013 or 2012. The Company has certain restrictions under its debt facilities from paying dividends in the future.
The following graph compares the cumulative total stockholder return during the five year period from December 31, 2008 to December 31, 2013. The graph assumes that $100 was invested on December 31, 2008, in each of the Company’s common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group. The peer group is comprised on the following companies: BorgWarner Inc., Dana, Magna International, Meritor, Tenneco and TRW. This performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents information from the Consolidated Financial Statements as of or for the five years ended December 31, 2013. This information should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Financial Statements and Supplemental Data.’’

	Year Ended December 31
	2013	2012	2011	2010	2009
	(Millions of Dollars, Except Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$6,786	$6,444	$6,719	$6,045	$5,142
Cost of products sold	(5,766)	(5,531)	(5,640)	(5,049)	(4,364)
Gross margin	1,020	913	1,079	996	778
Selling, general and administrative expenses	(719)	(702)	(680)	(676)	(682)
Interest expense, net	(99)	(128)	(127)	(129)	(132)
Amortization expense	(47)	(49)	(48)	(49)	(48)
Restructuring expense, net	(40)	(26)	(5)	(8)	(26)
Equity earnings of non-consolidated affiliates	34	34	37	32	16
OPEB curtailment gains	19	51	1	29	—
Adjustment of assets to fair value	(8)	(187)	(279)	(2)	(17)
Other (expense) income, net	(3)	(26)	(18)	(17)	41
Income tax (expense) benefit	(56)	29	(16)	(11)	38
Net income (loss) from continuing operations	101	(91)	(56)	165	(32)
(Loss) income from discontinued operations, net of tax	(52)	(19)	(27)	2	(1)
Less net income attributable to noncontrolling interests	(8)	(7)	(7)	(6)	(12)
Net income (loss) attributable to Federal-Mogul	$41	$(117)	$(90)	$161	$(45)

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	93	(98)	(63)	159	(44)
(Loss) income from discontinued operations, net of tax	(52)	(19)	(27)	2	(1)
Net income (loss)	$41	$(117)	$(90)	$161	$(45)

Common Share Summary Attributable to Federal-Mogul
Net income (loss) per common share - basic:
Net income (loss) from continuing operations	$0.75	$(0.99)	$(0.64)	$1.61	$(0.45)
(Loss) income from discontinued operations, net of tax	(0.42)	(0.19)	(0.27)	0.02	(0.01)
Net income (loss)	$0.33	$(1.18)	$(0.91)	$1.63	$(0.46)

Net income (loss) per common share - diluted:
Net income (loss) from continuing operations	$0.75	$(0.99)	$(0.64)	$1.60	$(0.45)
(Loss) income from discontinued operations, net of tax	(0.42)	(0.19)	(0.27)	0.02	(0.01)
Net income (loss)	$0.33	$(1.18)	$(0.91)	$1.62	$(0.46)

Weighted average shares outstanding – basic (in millions)	123.4	98.9	98.9	98.9	98.9
Weighted average shares outstanding – diluted (in millions)	123.4	99.4	99.4	99.4	99.3
Dividends declared per common share	$—	$—	$—	$—	$—

Other Financial Information
Net cash provided from (used by) operating activities	$418	$(53)	$241	$404	$328
Expenditures for property, plant, equipment	(380)	(387)	(348)	(251)	(176)
Depreciation and amortization expense	(296)	(289)	(284)	(333)	(327)

	As of December 31
	2013	2012	2011	2010	2009
	(Millions of Dollars)
Consolidated Balance Sheet Data
Total assets	$7,182	$6,927	$7,029	$7,296	$7,127
Short-term debt, including current portion of long-term debt	1,694	94	88	73	97
Long-term debt	905	2,733	2,741	2,752	2,760
Federal-Mogul shareholders’ equity	1,490	725	953	1,277	1,023

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Federal-Mogul Corporation is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (“aftermarket”). The Company’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket. Geographically, the Company derived 37% of its 2013 sales in the United States and 63% internationally. The Company has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Russia, South Africa and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
The Company operates with two end-customer focused business segments. The Powertrain (or “PT”) segment focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions (or “VCS”) segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
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
Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits as of December 31, 2013 are as follows:

•
Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 7.45% for U.S. plans and a weighted average of 4.62% for non-U.S. plans.

•
Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and postemployment benefit obligations. The discount rates used to calculate net periodic benefit cost for the 2013 and year-end obligations as of December 31, 2013 were as follows:

	Pension Benefits
	United States	Non-U.S.	Other Postemployment
	Plans	Plans	Benefits
Used to calculate net periodic benefit cost	3.70%	2.99%	3.60%

Used to calculate benefit obligations	4.55%	3.49%	4.45%

•
Health care cost trend: For postemployment health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postemployment health care benefits is 6.88% for health care and 7.81% for drug cost, both declining to an ultimate trend rate of 5.00% in 2018.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s funding requirements.

	Pension Benefits						Other Postemployment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2014 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2014 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2014 Expense	Change in PBO
	(Millions of Dollars)
25 bp decrease in discount rate	$1	$28	$(28)	$1	$14	$(14)	$—	$7
25 bp increase in discount rate	(1)	(27)	27	(1)	(13)	13	—	(7)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 basis point (“bp”) increase in health care cost trend rate	$1	$26
100 bp decrease in health care cost trend rate	$(1)	$(23)
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
Recorded environmental liabilities were $14 million and $15 million at December 31, 2013 and 2012, respectively. These accruals are based upon management’s best estimates, which requires management to make assumptions regarding the costs for remediation activities, the extent to which costs may be borne by other liable parties, the financial viability of such parties, the time periods over which remediation activities will be completed, and other factors. Although management believes its accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such environmental matters, any changes in the underlying assumptions could materially impact the Company’s future results of operations and financial condition. At December 31, 2013, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $44 million.
Asset Retirement Obligations
The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $26 million and $29 million as of December 31, 2013 and 2012, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of an ARO.
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
The Company has conditional asset retirement obligations (“CARO”), primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because the Company does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, the Company is currently unable to determine amounts to accrue for CARO at such sites. If new information were to become available whereby the Company could make reasonable probability assessments for these CARO, the amount accrued for ARO could change significantly, which could materially impact the Company’s statement of operations and/or financial position. Settlements of ARO in the near-future at amounts other than the Company’s best estimates as of December 31, 2013 also could materially impact the Company’s future results of operations and financial condition.
Long-Lived Asset Impairment Testing
As a result of fresh-start reporting, long-lived assets such as property, plant and equipment (“PP&E”) have been stated at estimated replacement cost as of December 31, 2007, unless the expected future use of the assets indicated a lower value was appropriate. Long-lived assets such as definite-lived intangible assets have been stated at fair value as of December 31, 2007. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Definite-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with the subsequent measurement provisions of FASB ASC Topic 360, Property, Plant & Equipment. The Company recognized PP&E impairments of $8 million, $43 million and $11 million for the years ended December 31, 2013, 2012 and 2011, respectively. The 2012 property, plant and equipment impairment excludes $7 million related to discontinued operations. Discontinued operations are further discussed in Note 5 to the Consolidated Financial Statements, included in Item 8 of this report.
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

The Company has eight reporting units that have goodwill. The following table categorizes the Company’s goodwill by reporting unit as of October 1, 2013 according to the level of excess between the reporting unit’s fair value and carrying value:

	Fair Value Exceeds Carrying Value	Goodwill
		(Millions of Dollars)
Reporting Unit 1	26%	$56
Reporting Units 2 and 3	30%	243
Reporting Unit 4	49%	125
Reporting Units 5-8	>100	368
		$792
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
All of the Company’s trademarks and brand names are associated with its aftermarket sales and are further broken down by product line. Based upon the October 1, 2013 impairment analysis, the Company has $25 million of trademarks and brand names in which carrying value equals fair value and $200 million of trademarks and brand names in which fair value exceeds carrying value by at least 10%.
The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales by product line. The Company performed a sensitivity analysis on its trademarks and brand names and determined that a one percentage point decrease in its projected future sales growth rates within each aftermarket product line would result in a $1 million impairment.
Results of Impairment Testing Described Above
The Company recorded total impairment charges for the years ended December 31, 2013, 2012 and 2011 as follows:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Property, plant and equipment	$8	$43	$11
Goodwill	—	96	231
Other indefinite-lived intangible assets	—	46	37
Investments in non-consolidated affiliates	—	2	—
	$8	$187	$279

The 2012 impairment of property, plant and equipment excludes $7 million related to discontinued operations. Discontinued operations are further discussed in Note 5 to the Consolidated Financial Statements, included in Item 8 of this report.

The 2011 impairment of goodwill excludes $28 million related to discontinued operations. Discontinued operations are further discussed in Note 5 to the Consolidated Financial Statements, included in Item 8 of this report.

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
The Company did not record taxes on its undistributed earnings of $824 million at December 31, 2013 since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
At December 31, 2013, the Company had deferred tax assets of $236 million, net of a valuation allowance of $1,151 million, and deferred tax liabilities of $492 million. At December 31, 2012, the Company had deferred tax assets of $285 million, net of a valuation allowance of $1,223 million, and deferred tax liabilities of $536 million.
The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of FASB ASC 740. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions include amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2013, the Company has recorded a liability for its best estimate of the more likely than not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
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

Consolidated Results
Net sales:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Powertrain	$4,173	$3,926	$4,131
Vehicle Components Solutions	2,935	2,853	2,985
Inter-segment eliminations	(322)	(335)	(397)
Total	$6,786	$6,444	$6,719

Net sales by group and region are listed below. “PT,” represents Powertrain and “VCS” represents Vehicle Components Solutions.

	PT	VCS	Total
2013
North America	34%	57%	43%
EMEA	49%	37%	44%
Rest of World	17%	6%	13%

2012
North America	34%	60%	45%
EMEA	49%	33%	42%
Rest of World	17%	7%	13%

2011
North America	30%	58%	43%
EMEA	53%	35%	45%
Rest of World	17%	7%	12%

Cost of products sold:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Powertrain	$(3,656)	$(3,470)	$(3,570)
Vehicle Components Solutions	(2,432)	(2,390)	(2,462)
Inter-segment eliminations	322	335	397
Total Reporting Segment	(5,766)	(5,525)	(5,635)
Corporate	—	(6)	(5)
Total Company	$(5,766)	$(5,531)	$(5,640)

Gross margin by reporting segment was:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Powertrain	$517	$456	$561
Vehicle Components Solutions	503	463	523
Total Reporting Segment	1,020	919	1,084
Corporate	—	(6)	(5)
Total Company	$1,020	$913	$1,079

Consolidated Results – 2013 versus 2012
Consolidated net sales increased by $342 million, or 5%, to $6,786 million for the year ended December 31, 2013 from $6,444 million for the year ended December 31, 2012 with a favorable foreign currency impact of $24 million. Excluding sales directly related to the acquisition of the spark plug business from BorgWarner, Inc. ("BWA") of $43 million and sales from the European distribution agreement for ignition products of $112 million, sales organically increased by $163 million, which is net of $19 million from customer price decreases. This organic growth is comprised of PT increases of $202 million partially offset by VCS decreases of $39 million.
Given PT’s weighted market presence in the light vehicle, commercial vehicle and industrial markets and the year-over-year changes in production rates for those markets, the expected PT sales change would be negligible compared to the prior year. However, PT sales increased by 5%, excluding the impact on sales from the acquisition of the spark plug business from BWA - reflecting growth in excess of the underlying market. This was driven by an increase in sales in North America of 10%, an increase in sales in ROW of 12% and an increase in sales in Europe of 1%.
In the VCS segment, external sales volumes decreased by $39 million excluding the impact of sales from the European distribution agreement for ignition products of $112 million. This was mainly attributable to the decrease in sales in North America of 3%. This reflects the cessation of selected non-strategic business contracts as well as a softening in the export business, mainly into Venezuela as a result of a tightening in exchange rate control in the country. However, this was partly offset by an increase in sales in VCS Europe of 4% resulting from aftermarket volume gains and improved market conditions.
Cost of products sold increased by $235 million to $5,766 million for the year ended December 31, 2013 compared to $5,531 million for the year ended December 31, 2012. The increase in materials, labor and overheads as a direct result of the increase in external and inter-segment sales volumes was $249 million along with an increase of $33 million directly related to the acquisition of the spark plug business from BWA. Materials and sourcing savings of $71 million and favorable productivity of $2 million were partly offset by currency movements of $20 million.
Gross margin increased by $107 million to $1,020 million, or 15.0% of sales, for the year ended December 31, 2013 compared to $913 million, or 14.2% of sales, for the year ended December 31, 2012, driven mainly by materials and services sourcing savings of $71 million. As well, the product mix issues experienced in the first half of the year due to commercial vehicle production declining to a greater extent than light vehicle production has stabilized. Therefore, the impact on margins due to volume increases was an increase of $57 million. Other factors contributing to the increased margin were $10 million from the acquisition of the spark plug business from BWA, reduced pension expense of $6 million, $4 million of currency movements, and favorable productivity of $2 million. These increases were partially offset by unfavorable customer pricing of $19 million, $12 million of increased depreciation, and unabsorbed fixed costs on inter-segment sales volumes of $12 million.

Consolidated Results - 2012 versus 2011

The fundamental causes of the drop in sales and margin were the U.S. dollar strengthening, primarily against the euro, combined with reductions in virtually all areas of European vehicle production and reductions in demand for European non-automotive and industrial applications. Although the U.S. passenger car market grew slightly, this had only a minor mitigating impact on the Company’s sales given that the majority of its OEM sales are to customers outside the U.S. The European passenger car market also underwent a shift in demand away from diesel towards gasoline vehicles. As a result of this change, the diesel share of the passenger car market in Europe moved from 51% in 2011 to 48% in 2012. Over 70% of the Company’s European OEM business serves the European light vehicle diesel and heavy duty markets, and so the Company’s sales were heavily impacted by this unfavorable shift in mix. Furthermore, given the generally greater technical complexity of these applications, the margins for these parts are generally higher than those serving light vehicle gasoline market. Therefore, not only were the Company’s sales significantly impacted by the changes in European demand, but its profits bore a disproportionate adverse impact due to those reductions occurring in some of the most profitable applications within those regions.

Consolidated net sales decreased by $275 million, or 4%, to $6,444 million for the year ended December 31, 2012 from $6,719 million for the year ended December 31, 2011. Over 60% of the Company’s sales originate outside the United States; therefore, the impact of the U.S. dollar strengthening, primarily against the euro, decreased reported sales by $280 million. Sales increases of $28 million directly related to acquisitions, were mostly offset by $23 million of decreased volumes. Although sales were essentially flat when removing the impact of exchange and acquisitions, there were significant regional differences in the year over year constant dollar sales patterns, with North America increasing by 2%, Europe decreasing by 4%, and ROW increasing by 8%.

Cost of products sold decreased by $109 million to $5,531 million for the year ended December 31, 2012 compared to $5,640 million for the year ended December 31, 2011. The impact of the relative strength of the U.S. dollar decreased cost of products sold by $229 million. The Company noted materials and services sourcing savings of $102 million. These decreases were partially offset by $88 million of increases in material, labor and overheads related to the regional changes in sales, plus a further $25 million of such costs directly related to the acquisitions. The unfavorable productivity of $78 million is largely the result of reductions in direct labor lagging behind the reductions in manufacturing output in Europe, but also includes a $10 million expense associated with a commercial agreement with a customer, along with unabsorbed fixed costs on inter-segment sales volumes of $21 million.

Gross margin decreased by $166 million to $913 million, or 14.2% of sales, for the year ended December 31, 2012 compared to $1,079 million, or 16.1% of sales, for the year ended December 31, 2011. The favorable impact on margin of new program launches was more than offset by the impact of the production volume declines in Europe, and a shift in mix towards lower margin products, resulting in a net $111 million decrease in gross margin. Other factors contributing to the decreased margin were unfavorable productivity of $78 million, inclusive of $10 million expense associated with a commercial agreement with a customer, currency movements of $51 million and unabsorbed fixed costs on inter-segment sales volumes of $21 million. These decreases were partially offset by materials and services sourcing savings of $102 million.

Reporting Segment Results 2013 versus 2012

The following table provides a reconciliation of changes in net sales, cost of products sold, gross margin and operational EBITDA for the year ended December 31, 2013 compared with the year ended December 31, 2012 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses and the income statement impacts associated with stock appreciation rights.

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
	(Millions of Dollars)
2012 Sales	$3,926	$2,853	$(335)	$6,444	$—	$6,444
External sales volumes	209	85	—	294	—	294
Inter-segment sales volumes	(19)	6	13	—	—	—
Customer pricing	(7)	(12)	—	(19)	—	(19)
Acquisitions	43	—	—	43	—	43
Foreign currency	21	3	—	24	—	24
2013 Sales	$4,173	$2,935	$(322)	$6,786	$—	$6,786

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2012 Cost of Products Sold	$(3,470)	$(2,390)	$335	$(5,525)	$(6)	$(5,531)
External sales volumes / mix	(165)	(72)	—	(237)	—	(237)
Inter-segment sales volumes	7	(6)	(13)	(12)	—	(12)
Productivity, net of inflation	(1)	3	—	2	—	2
Materials and services sourcing	41	30	—	71	—	71
Pension	—	—	—	—	6	6
Depreciation	(11)	(1)	—	(12)	—	(12)
Acquisitions	(33)	—	—	(33)	—	(33)
Foreign currency	(24)	4	—	(20)	—	(20)
2013 Cost of Products Sold	$(3,656)	$(2,432)	$322	$(5,766)	$—	$(5,766)

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2012 Gross Margin	$456	$463	$—	$919	$(6)	$913
External sales volumes / mix	44	13	—	57	—	57
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(12)	—	—	(12)	—	(12)
Customer pricing	(7)	(12)	—	(19)	—	(19)
Productivity, net of inflation	(1)	3	—	2	—	2
Materials and services sourcing	41	30	—	71	—	71
Pension	—	—	—	—	6	6
Depreciation	(11)	(1)	—	(12)	—	(12)
Acquisitions	10	—	—	10	—	10
Foreign currency	(3)	7	—	4	—	4
2013 Gross Margin	$517	$503	$—	$1,020	$—	$1,020

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2012 Operational EBITDA	$288	$200	$—	$488	$—	$488
External sales volumes / mix	46	(5)	—	41	—	41
Unabsorbed fixed costs on inter-segment sales	(12)	—	—	(12)	—	(12)
Customer pricing	(7)	(12)	—	(19)	—	(19)
Productivity – Cost of products sold	(1)	3	—	2	—	2
Productivity – SG&A	4	(36)	—	(32)	—	(32)
Productivity – Other	11	3	—	14	—	14
Sourcing – Cost of products sold	41	30	—	71	—	71
Sourcing – SG&A	2	3	—	5	—	5
Sourcing – Other	(2)	—	—	(2)	—	(2)
Equity earnings of non-consolidated affiliates	3	(4)	—	(1)	—	(1)
Foreign currency	2	5	—	7	—	7
Other	3	22	—	25	—	25
2013 Operational EBITDA	$378	$209	$—	$587	$—	$587
Depreciation and amortization						(294)
Interest expense, net						(99)
Discontinued operations						(52)
Restructuring expense, net						(40)
OPEB curtailment gain						19
Adjustment of assets to fair value						(8)
Stock appreciation rights						(5)
Non-service cost components associated with U.S. based funded pension plans						(2)
Income tax expense						(56)
Other						(1)
Net income						$49

Powertrain
Sales increased by $247 million to $4,173 million for the year ended December 31, 2013 from $3,926 million for the year ended December 31, 2012, of which $43 million of this increase resulted from the acquisition of the spark plug business from BWA. External sales volumes increased by $202 million net of customer price decreases of $7 million. This was driven by an increase in sales in North America of 10% or $117 million, an increase in sales in ROW of 12% or $73 million and an increase in sales in Europe of 1% or $12 million. Given PT’s weighted market presence in the light vehicle, commercial vehicle and industrial markets and the year over year changes in production rates for those markets, the expected PT sales change would be negligible compared to the prior year. However, PT sales increased by 5%, excluding the impact on sales from the acquisition of the spark plug business from BWA - reflecting growth in excess of the underlying market. The Powertrain segment generated approximately 70% of its revenue outside the United States and the resulting currency movements increased reported sales by $21 million.
Cost of products sold increased by $186 million to $3,656 million for the year ended December 31, 2013 compared to $3,470 million for the year ended December 31, 2012. The increase in materials, labor and overheads as a direct result of the increase in external and inter-segment sales volumes/mix was $158 million along with an increase of $33 million directly related to the acquisition of the spark plug business from BWA. Materials and sourcing savings of $41 million. These increases were partially offset by currency movements of $24 million, increased depreciation of $11 million and unfavorable productivity of $1 million.
Gross margin increased by $61 million to $517 million, or 12.4% of sales, for the year ended December 31, 2013 compared to $456 million, or 11.6% of sales, for the year ended December 31, 2012. This increase consists of a net favorable sales volumes and regional mix impact of $44 million, materials and services sourcing savings of $41 million and a $10 million increase in gross margin directly related to the acquisition of the spark plug business from BWA partially offset by unabsorbed fixed costs on inter-

segment sales volumes of $12 million, increased depreciation of $11 million, $7 million of unfavorable customer pricing, currency movements of $3 million, and unfavorable productivity of $1 million.
Operational EBITDA increased by $90 million to $378 million for the year ended December 31, 2013 from $288 million for the year ended December 31, 2012. This increase was caused by net favorable external sales volume and mix of $46 million, materials and services sourcing savings of $41 million, favorable productivity of $14 million, an increase in equity earnings of non-consolidated affiliates of $3 million and currency movements of $2 million, partially offset by unabsorbed fixed costs on inter-segment sales volumes of $12 million, unfavorable customer pricing of $7 million and other decreases of $3 million.
Vehicle Components Solutions
Sales increased by $82 million to $2,935 million for the year ended December 31, 2013, from $2,853 million for the year ended December 31, 2012, including $112 million from the European distribution agreement for ignition products. The organic external sales volumes change was therefore a decrease of $39 million, including the impact of customer price decreases of $12 million. This was driven by a decline in North America of $51 million or 3%. This reflects the cessation of selected non-strategic business contracts as well as a softening in the export business, mainly into Venezuela as a result of a tightening in exchange rate control in the country. Sales in ROW decreased by $21 million or 11%. However, this was offset by an increase in sales in VCS Europe of $33 million or 4%, excluding the impact on sales from the European distribution agreement for ignition products, due to strong aftermarket volume gains as market conditions in this region continued to improve.
Cost of products sold increased by $42 million to $2,432 million for the year ended December 31, 2013 compared to $2,390 million for the year ended December 31, 2012. This increase was due to $72 million directly associated with external sales volumes/mix, partially offset by favorable materials and services sourcing savings of $30 million, currency movements of $4 million, and efficiencies of $3 million.
Gross margin increased by $40 million to $503 million, or 17.1% of sales, for the year ended December 31, 2013 compared to $463 million or 16.2% of sales, for the year ended December 31, 2012. This is the result of materials and services sourcing savings of $30 million, favorable external sales volume/mix of $13 million, currency movements of $7 million and favorable productivity of $3 million, partially offset by unfavorable customer pricing of $12 million and increased depreciation of $1 million.
Operational EBITDA increased by $9 million to $209 million for the year ended December 31, 2013 from $200 million for the year ended December 31, 2012. Favorable materials and services sourcing of $33 million and other increases of $22 million, inclusive of a year-over-year improvement as 2012 operational EBITDA was negatively impacted by a $9 million legal and contractual settlement, were partially offset by unfavorable productivity of $30 million including labor inflation, increased year-over-year incentive compensation and project costs, customer price decreases of $12 million and a decrease in equity earnings of non-consolidated affiliates of $4 million.
Selling, General and Administrative Expense
Selling, general and administrative expenses (“SG&A”) were $719 million, or 10.6% of net sales, for the year ended December 31, 2013 as compared to $702 million, or 10.9% of net sales, for the year ended December 31, 2012. This $17 million increase was due to acquisition-related expenses of $14 million, increased costs in excess of labor and benefits inflation of $9 million, and $3 million due to currency movements, partially offset by materials and services sourcing savings of $4 million and decreased depreciation of $2 million.
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $173 million for each of the years ended December 31, 2013 and December 31, 2012.

OPEB Curtailment Gain
During the second quarter of 2013, the Company ceased operations at one of its U.S. manufacturing locations. As this location participated in the Company’s U.S. Welfare Benefit Plan, the plan was re-measured due to its curtailment implications. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the Company’s U.S. Welfare Benefit Plan triggered the recognition of a $19 million OPEB curtailment gain, which was recognized in the consolidated statements of operations during the second quarter of 2013. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.
In July 2012, as a result of contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the benefits under the U.S. Welfare Benefit Plan were eliminated for the location’s active participants. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in accumulated other comprehensive loss. The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2012. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.
Interest Expense, Net
Net interest expense was $99 million in the year ended December 31, 2013 compared to $128 million for the year ended December 31, 2012. The decrease is primarily due to the expiration of unfavorable interest rate swaps.
Other Expense, Net
Other expense, net was $3 million for the year ended December 31, 2013 compared to $26 million for the year ended December 31, 2012.
Foreign currency exchange: The Company recognized $10 million in foreign currency exchange losses during the year ended December 31, 2013. The Company recognized $18 million in foreign currency exchange losses during the year ended December 31, 2012, $10 million of which relates to unrealized losses associated with outstanding foreign currency hedge contracts that settled during 2013.

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

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
	(Millions of Dollars)
2011 Sales	$4,131	$2,985	$(397)	$6,719	$—	$6,719
External sales volumes	24	(47)	—	(23)	—	(23)
Inter-segment sales volumes	(60)	(2)	62	—	—	—
Customer pricing	(6)	6	—	—	—	—
Acquisitions	20	8	—	28	—	28
Foreign currency	(183)	(97)	—	(280)	—	(280)
2012 Sales	$3,926	$2,853	$(335)	$6,444	$—	$6,444

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2011 Cost of Products Sold	$(3,570)	$(2,462)	$397	$(5,635)	$(5)	$(5,640)
External sales volumes / mix	(58)	(30)	—	(88)	—	(88)
Inter-segment sales volumes	39	2	(62)	(21)	—	(21)
Productivity, net of inflation	(66)	(12)	—	(78)	—	(78)
Materials and services sourcing	56	46	—	102	—	102
Pension	—	1	—	1	(1)	—
Depreciation	(10)	—	—	(10)	—	(10)
Acquisitions	(17)	(8)	—	(25)	—	(25)
Foreign currency	156	73	—	229	—	229
2012 Cost of Products Sold	$(3,470)	$(2,390)	$335	$(5,525)	$(6)	$(5,531)

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2011 Gross Margin	$561	$523	$—	$1,084	$(5)	$1,079
External sales volumes / mix	(34)	(77)	—	(111)	—	(111)
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(21)	—	—	(21)	—	(21)
Customer pricing	(6)	6	—	—	—	—
Productivity, net of inflation	(66)	(12)	—	(78)	—	(78)
Materials and services sourcing	56	46	—	102	—	102
Pension	—	1	—	1	(1)	—
Depreciation	(10)	—	—	(10)	—	(10)
Acquisitions	3	—	—	3	—	3
Foreign currency	(27)	(24)	—	(51)	—	(51)
2012 Gross Margin	$456	$463	$—	$919	$(6)	$913

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2011 Operational EBITDA	$425	$254	$—	$679	$—	$679
External sales volumes / mix	(34)	(77)	—	(111)	—	(111)
Unabsorbed fixed costs on inter-segment sales	(21)	—	—	(21)	—	(21)
Customer pricing	(6)	6	—	—	—	—
Productivity – Cost of products sold	(66)	(12)	—	(78)	—	(78)
Productivity – SG&A	(26)	—	—	(26)	—	(26)
Productivity – Other	3	1	—	4	—	4
Sourcing – Cost of products sold	56	46	—	102	—	102
Sourcing – SG&A	3	3	—	6	—	6
Sourcing – Other	3	(1)	—	2	—	2
Equity earnings of non-consolidated affiliates	(5)	4	—	(1)	—	(1)
Expense associated with payment to retired CEO	(4)	(2)	—	(6)	—	(6)
Stock-based compensation expense	1	1	—	2	—	2
Acquisitions	2	—	—	2	—	2
Foreign currency	(36)	(16)	—	(52)	—	(52)
Other	(7)	(7)	—	(14)	—	(14)
2012 Operational EBITDA	$288	$200	$—	$488	$—	$488
Depreciation and amortization						(285)
Interest expense, net						(128)
Adjustment of assets to fair value						(187)
OPEB curtailment gain						51
Non-service cost components associated with the U.S. based funded pension plan						(35)
Restructuring expense, net						(26)
Discontinued operations						(19)
Stock appreciation rights						4
Income tax benefit						29
Other						(2)
Net loss						$(110)

Contained within the Company’s 2012 Operational EBITDA of $488 million are $25 million of charges comprised of a $10 million commercial agreement with a customer, a $9 million legal and contractual settlement, and $6 million in expense associated with a payment made to the Company’s retired CEO, José Maria Alapont.
Powertrain
Sales decreased by $205 million to $3,926 million for the year ended December 31, 2012 from $4,131 million for the year ended December 31, 2011. The Powertrain segment generated approximately 70% of its revenue outside the United States and the resulting currency movements decreased reported sales by $183 million. Unfavorable customer pricing also reduced sales by $6 million. A decrease in inter-segment sales volumes caused a $60 million decrease in sales, largely as a result of the non-recurrence of prior year inventory build for VCS, partially offset by an increase in external sales volumes of $24 million. This consists of significant regional and market differences. In fact, sales in NA rose by $52 million, or 5%, sales in Europe fell by $76 million, or 4%, and sales in ROW rose by $48 million, or 8%. These movements are generally in line with the changes in vehicle production in those regions. However, with over 70% of PT’s European business serving the light vehicle diesel and heavy duty markets, its sales were heavily impacted by this unfavorable shift in mix. Furthermore, given the generally greater technical complexity of these applications, the margins for these parts are generally higher than those used in the light vehicle gasoline market. Therefore, not only were PT’s sales significantly impacted by the changes in European demand, but its profits bore a disproportionate adverse impact due to those reductions occurring in some of the most profitable applications within those regions. Sales decreases were also partially offset by a $20 million increase in sales directly related to the acquisition of the spark plug business from BWA.

Cost of products sold decreased by $100 million to $3,470 million for the year ended December 31, 2012 compared to $3,570 million for the year ended December 31, 2011. This was due to currency movements of $156 million, materials and services sourcing savings of $56 million, and reduced materials and labor for inter-segment sales of $39 million. There were increases in materials, labor and overheads of $58 million due to increased volumes in NA and ROW, not being offset by sufficient decreases in Europe, where volumes declined. The unfavorable productivity of $66 million is largely the result of reductions in direct labor lagging behind the reductions in manufacturing output in Europe, but also includes a $10 million expense associated with a commercial agreement with a customer.

Gross margin decreased by $105 million to $456 million, or 11.6% of sales, for the year ended December 31, 2012 compared to $561 million, or 13.6% of sales, for the year ended December 31, 2011. Materials and services sourcing savings of $56 million and a $3 million increase in gross margin directly related to the acquisition of the spark plug business from BWA were more than offset by unfavorable productivity of $66 million, a net unfavorable sales volumes and regional mix impact of $34 million, currency movements of $27 million, unabsorbed fixed costs on inter-segment sales volumes of $21 million, increased depreciation of $10 million and $6 million of unfavorable customer pricing.

Operational EBITDA decreased by $137 million to $288 million for the year ended December 31, 2012 from $425 million for the year ended December 31, 2011. This decrease was caused by unfavorable productivity of $89 million, net unfavorable external sales volume/mix of $34 million, currency movements of $36 million, unabsorbed fixed costs on inter-segment sales volumes of $21 million, a decrease in equity earnings of non-consolidated affiliates of $5 million, unfavorable customer pricing of $6 million, $4 million allocation of expense associated with retired CEO payment and other decreases of $7 million. These decreases were partially offset by materials and services sourcing savings of $62 million, and a $2 million increase directly related to the acquisition of the spark plug business from BWA.
Vehicle Components Solutions
Sales decreased by $132 million to $2,853 million for the year ended December 31, 2012, from $2,985 million for the year ended December 31, 2011. The VCS segment generated approximately 50% of its revenue outside the United States and the resulting currency movements decreased reported sales by $97 million. Otherwise, sales were largely flat to the prior year, although there was a significant shift in the mix of products away from premium towards mid-grade products in North America.

Cost of products sold decreased by $72 million to $2,390 million for the year ended December 31, 2012 compared to $2,462 million for the year ended December 31, 2011. This decrease is primarily due to currency movements of $73 million and materials and services sourcing savings of $46 million, partially offset by increased product costs of $30 million, reflecting the shift in product mix from premium to mid-grade product.

Gross margin decreased by $60 million to $463 million, or 16.2% of sales, for the year ended December 31, 2012 compared to $523 million, or 17.5% of sales, for the year ended December 31, 2011. This decrease was due to a significant shift in the mix of products away from premium and towards mid-grade products in North America, as well as softness in certain key European markets, which decreased gross margin by $77 million. Other decreases consist of currency movements of $24 million and unfavorable productivity of $12 million. These decreases were partially offset by materials and services sourcing savings of $46 million, and increases in customer pricing of $6 million - largely the non-recurrence of prior year customer incentives.

Operational EBITDA decreased by $54 million to $200 million for the year ended December 31, 2012 from $254 million for the year ended December 31, 2011. This decrease was due to the impact of a significant shift in the mix of products away from premium and towards mid-grade products in North America, as well as softness in certain key European markets of $77 million, currency movements of $16 million, net unfavorable productivity of $11 million, $2 million allocation of expense associated with retired CEO payment and other decreases of $7 million, inclusive of a $9 million legal and contractual settlement. These decreases were partially offset by materials and services sourcing savings of $48 million and customer price increases of $6 million - largely the non-recurrence of prior year customer incentives.
Selling, General and Administrative Expense
Selling, general and administrative expenses (“SG&A”) were $702 million, or 10.9% of net sales, for the year ended December 31, 2012 as compared to $680 million, or 10.1% of net sales, for the year ended December 31, 2011. This $22 million increase was due to increased costs in excess of labor and benefits inflation of $36 million, inclusive of $6 million in expense associated with a payment made to the Company’s retired CEO, José Maria Alapont, acquisition-related expenses of $7 million and $10 million of other expenses, partially offset by currency movements of $22 million, materials and services sourcing savings of $6 million and decreased stock-based compensation of $2 million.

The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $173 million for the year ended December 31, 2012 compared with $166 million for the year ended December 31, 2011.

OPEB Curtailment Gain
In July 2012, as a result of contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the benefits under the U.S. Welfare Benefit Plan were eliminated for the location’s active participants. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in accumulated other comprehensive loss. The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2012. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.

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

Other Expense, Net
Other expense, net was $26 million for the year ended December 31, 2012 compared to $18 million for the year ended December 31, 2011.

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
Adjustment of Assets to Fair Value
The Company recorded total impairment charges for the years ended December 31, 2013, 2012 and 2011 as follows:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Property, plant and equipment	$8	$43	$11
Goodwill	—	96	231
Other indefinite-lived intangible assets	—	46	37
Investments in non-consolidated affiliates	—	2	—
	$8	$187	$279

The 2012 property, plant and equipment impairment excludes $7 million related to discontinued operations. Discontinued operations are further discussed in Note 5 to the Consolidated Financial Statements, included in Item 8 of this report.

The 2011 goodwill impairment excludes $28 million related to discontinued operations. Discontinued operations are further discussed in Note 5 to the Consolidated Financial Statements, included in Item 8 of this report.
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

Net Restructuring 2013 costs by type of exit cost are as follows:

	Total Expected Costs	Costs in 2013	Estimated Additional Costs
	(Millions of Dollars)
Employee costs	$58	$38	$20
Facility costs	15	1	14
	$73	$39	$34

In June 2012, the Company announced a restructuring plan (“Restructuring 2012”) to reduce or eliminate capacity at several high cost VCS facilities and transfer production to lower cost locations. Restructuring 2012 was completed as of December 31, 2013. In connection with Restructuring 2012, the Company incurred restructuring charges totaling $13 million.

Net Restructuring 2012 costs by type of exit cost are as follows:

	Total Incurred Costs	Costs in 2012	Costs in 2013
	(Millions of Dollars)
Employee costs	$11	$11	$—
Facility costs	2	—	2
	$13	$11	$2

During the years ended December 31, 2012 and 2011, the Company recorded $14 million and $5 million, respectively, in net restructuring expenses outside of Restructuring 2012 and Restructuring 2013. The Company recorded $14 million in employee costs related to other restructuring activities during 2012. The Company recorded $3 million in employee costs and $2 million in facility closure costs related to other restructuring activities during 2011.
The Company’s restructuring activities are further discussed in Note 2 to the Consolidated Financial Statements, included in Item 8 of this report.
Income Taxes
For the year ended December 31, 2013, the Company recorded income tax expense of $56 million on income from continuing operations before income taxes of $157 million, compared to income tax benefit of $29 million on a loss from continuing operations before income taxes of $120 million for the year ended December 31, 2012, and compared to income tax expense of $16 million on a loss from continuing operations before income taxes of $40 million for the year ended December 31, 2011. The income tax expense for the year ended December 31, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. Statutory rate, recording a valuation allowance on deferred tax assets that are believed to be not more likely than not to be realized, income in jurisdictions with no tax expense due to offsetting valuation allowance release, partially offset by pre-tax losses with no tax benefits and a tax benefit recorded related to special economic zone tax incentive. The income tax benefit for the year ended December 31, 2012 differs from statutory rates due primarily to a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to audit settlements, valuation allowance release, and a tax benefit recorded related to a special economic zone tax incentive. The income tax expense for the year ended December 31, 2011differs from the U.S. statutory rate primarily due to a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, tax refund from prior years, release of uncertain tax positions due to audit settlement and a tax benefit recorded related to a special economic zone tax incentive.
The Company believes that it is reasonably possible that certain of its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing and other various matters, may decrease by approximately $25 million in the next 12 months due to audit settlements or statute expirations, of which approximately $5 million, if recognized could impact the effective tax rate.
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

The Company’s income taxes are further discussed in Note 15 to the Consolidated Financial Statements, included in Item 8 of this report.

Discontinued Operations
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During the year ended December 31, 2013, the Company divested its sintered components operations located in France, its connecting rod manufacturing facility located in Canada, its camshaft foundry located in the United Kingdom and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States. These divestitures have been presented as discontinued operations in the consolidated statements of operations. The Company’s discontinued operations are further discussed in Note 5 to the Consolidated Financial Statements, included in Item 8 of this report.

Liquidity and Capital Resources
Operating Activities
Net cash provided from (used by) operating activities was $418 million, $(53) million and $241 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Working Capital
The cash inflows (outflows) from changes in working capital were $59 million, $(292) million and $(190) million for the years ended December 31, 2013, 2012 and 2011, respectively.
The cash inflow due to changes in accounts receivable for the year ended December 31, 2013 was $1 million as terms extensions with certain customers in the North American aftermarket reached a plateau near the end of 2012.
The cash outflows due to changes in accounts receivable for the years ended December 31, 2012 and 2011 of $(197) million and $(137) million, respectively, were primarily the result of terms extensions with certain customers in the North American aftermarket.
The cash outflows due to changes in inventory of $(21) million and $(93) million for the years ended December 31, 2013 and 2012, respectively, are largely in support of increased customer service and delivery.
The cash outflow due to changes in inventory of $(140) million and the cash inflow due to changes in accounts payable of $87 million for the year ended December 31, 2011 are both largely as a result of the increase in global revenues for full year 2011 as compared to full year 2010.
Investing Activities
Cash flow used by investing activities was $355 million, $427 million and $356 million for the years ended December 31, 2013, 2012 and 2011, respectively. Expenditures for property, plant and equipment were $380 million, $387 million and $348 million for the years ended December 31, 2013, 2012 and 2011, respectively.
During the year ended December 31, 2013, the Company divested its sintered components operations located in France, its connecting rod manufacturing facility located in Canada, its camshaft foundry located in the United Kingdom and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States. The Company recognized net proceeds of $26 million associated with these divestitures.
In June 2012, the Company entered into a definitive agreement to purchase the spark plug business from BorgWarner, Inc. The purchase was completed in September 2012 for $52 million, net of cash acquired.
Financing Activities and Liquidity
Cash flow provided from (used by) financing activities was $242 million, $(22) million and $(15) million for the years ended December 31, 2013, 2012, and 2011, respectively. The 2013 cash inflow was primarily the result of a $500 million rights offering in July 2013, partially offset by a $250 million prepayment on the Company's tranche B term loan in November 2013.
On December 6, 2013, the Company entered into an amendment (the “Amendment”) of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Credit Agreement”), among the Company, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Replacement Revolving Facility”). The Amendment, among other things, (i) increases the aggregate commitments available under the Replacement Revolving Facility from $540 million to $550 million, (ii) extends the maturity date of the Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amends the Company’s borrowing base to provide the Company with additional liquidity.
Advances under the Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.50% to 2.00% based on the average monthly availability under the Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Amendment.
Under certain limited circumstances the maturity date of the Replacement Revolving Facility may be accelerated. In the event that as of a particular determination date more than $300 million aggregate principal amount of the Company’s existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Replacement Revolving Facility will mature on such determination date.

The Amendment does not alter the Company’s existing Tranche B or Tranche C term loans under the Credit Agreement dated December 7, 2007. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All term loans bear interest at LIBOR plus 1.9375%. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $7 million and $2 million for years 2014 - 2015, the period of the term loans under the Company's Credit Agreement.
The Company has $1,694 million of short-term debt as of December 31, 2013, of which $1,597 million relates to the tranche B term loan that matures on December 27, 2014. On December 6, 2013, High River Limited Partnership (“High River”), an affiliate of Mr. Carl C. Icahn and the Company’s largest stockholder, provided a backstop commitment letter (the "Backstop Commitment") in favor of the Company with respect to its existing Tranche B term loan. The Backstop Commitment provides that if the Company is unable to refinance its Tranche B term loan on or prior to September 27, 2014, High River Limited Partnership or an affiliate thereof with at least the same net worth will provide loan financing of up to $1.6 billion to the Company and its subsidiaries on arms-length terms to provide the funding necessary to repay the Tranche B term loan. The High River loan will be subject to negotiation and execution of definitive documentation to be approved by the independent directors of the Company.
The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its Credit Agreement and the Backstop Commitment will be sufficient to fund capital expenditures and meet its operating obligations through the end of 2014. In the longer term, the Company believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.
The Credit Agreements contains some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants under the Credit Agreement as of December 31, 2013. Based on current forecasts, the Company expects to be in compliance with the covenants under the Credit Agreement through December 31, 2014.
The Company received $30 million in insurance proceeds directly associated with the Thailand manufacturing facility flood during the year ended December 31, 2012. For further details, see Note 22 to the Consolidated Financial Statements, included in Item 8 of this report.
Off Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements.
Contractual Obligations and Commercial Commitments
The Company has the following contractual obligations and commercial commitments outstanding at December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
	(Millions of Dollars)
Debt obligations	$1,694	$933	$1	$1	$—	$—	$2,629
Interest payments	70	22	2	2	2	—	98
Letters of credit	39	—	—	—	—	—	39
Pension and other postemployment benefit plans	107	101	99	88	65	244	704
Operating leases	45	37	32	23	16	25	178
Total	$1,955	$1,093	$134	$114	$83	$269	$3,648
In addition, the Company estimates its 2014 capital expenditures to be in the range of $370-$420 million.
Other Liquidity and Capital Resource Items
As of December 31, 2013, the Company had $761 million of cash and cash equivalents, of which $224 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, the Company asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, the Company will accrue any applicable taxes in the period when the Company no longer intends to indefinitely reinvest these funds. The Company would expect that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
The Company maintains investments in several non-consolidated affiliates, which are located in China, Korea, Turkey and the United States. The Company’s direct ownership in such affiliates ranges from approximately 2% to 50%. The aggregate investments in these affiliates were $253 million and $240 million as of December 31, 2013 and 2012, respectively. Dividends received from non-consolidated affiliates by the Company for the years ended December 31, 2013, 2012 and 2011 were $33 million, $31 million and $16 million, respectively.
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
The Company holds a 50% non-controlling interest in a joint venture located in Turkey (“Turkey JV”). The Turkey JV was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners, to original equipment and aftermarket customers. The Company purchases/sells inventory from/to the Turkey JV. Purchases from the Turkey JV for the years ended December 31, 2013, 2012 and 2011 were $152 million, $150 million and $171 million, respectively. Sales to the Turkey JV for the years ended December 31, 2013, 2012 and 2011 were $44 million, $45 million and $46 million, respectively. The Company had net accounts payable balances with the Turkey JV of $6 million and $5 million as of December 31, 2013 and 2012, respectively.
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
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, and the United States are party to accounts receivable factoring and securitization facilities. Gross accounts receivable transferred under these facilities were $271 million and $217 million as of December 31, 2013 and 2012, respectively. Of those gross amounts, $258 million and $216 million, respectively, qualify as sales as defined in FASB ASC Topic 860, Transfers and Servicing. The remaining transferred receivables were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.” Under the terms of these facilities, the Company is not obligated to draw cash immediately upon the transfer of accounts receivable, however, as of both December 31, 2013 and December 31, 2012, the Company had drawn all such cash. Proceeds from the transfers of accounts receivable qualifying as sales were approximately $1.5 billion, $1.5 billion and $1.7 billion for the years ended December 31, 2013, 2012 and 2011, respectively.
Losses on sales of account receivables were $7 million, $7 million and $9 million for the years ended December 31, 2013, 2012 and 2011, respectively. These expenses were recorded in the consolidated statements of operations within “Other expense, net.”
Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.
Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $21 million and $19 million as of December 31, 2013 and 2012, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

Subsequent Events
In January 2014, the Company entered into a definitive purchase agreement to acquire certain business assets of the Honeywell automotive and industrial brake friction business including two recently established manufacturing facilities in China and Romania for a base purchase price of approximately $155 million, subject to post-closing adjustments and a potential earn-out payment of up to $5 million, in each case as further enumerated in the purchase agreement. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second half of 2014.
Also in January 2014, the Company entered into a definitive asset purchase agreement to acquire Affinia‘s chassis components business for a base purchase price of $150 million, subject to certain customary closing and post-closing adjustments as further enumerated in the asset purchase agreement. This business serves leading U.S. aftermarket customers with branded and private label chassis product lines. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second half of 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Note 6 to the Consolidated Financial Statements, included in Item 8 of this report, for information with respect to interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the year ended December 31, 2013, the Company derived 37% of its sales in the United States and 63% internationally. Of these international sales, 57% are denominated in the euro, with no other single currency representing more than 9%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the year ended December 31, 2013 would have decreased net income from continuing operations attributable to Federal-Mogul by approximately $16 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal controls over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (the “COSO 1992 Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO 1992 Framework as of December 31, 2013, management has concluded that the Company’s internal control over financial reporting was effective.
Grant Thornton LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Federal-Mogul Corporation
We have audited the internal control over financial reporting of Federal-Mogul Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 24, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Southfield, Michigan
February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Federal-Mogul Corporation
We have audited the accompanying consolidated balance sheets of Federal-Mogul Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the years then ended. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2) for the years ended December 31, 2013 and 2012. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal-Mogul Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
Southfield, Michigan
February 24, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Federal-Mogul Corporation

We have audited the consolidated statements of operations, comprehensive income (loss), cash flows and shareholders' equity of Federal-Mogul Corporation for the year ended December 31, 2011. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2011. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Federal-Mogul Corporation for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2011, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Detroit, Michigan
February 28, 2012
except for Notes 2 and 10 as to which the date is February 27, 2013 and Notes 1, 3, 4, 5, 9, 14, 15, 21 and 24 as to which the date is November 1, 2013

FEDERAL-MOGUL CORPORATION

Consolidated Statements of Operations

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$6,786	$6,444	$6,719
Cost of products sold	(5,766)	(5,531)	(5,640)
Gross margin	1,020	913	1,079
Selling, general and administrative expenses	(719)	(702)	(680)
Interest expense, net	(99)	(128)	(127)
Amortization expense	(47)	(49)	(48)
Restructuring expense, net	(40)	(26)	(5)
Equity earnings of non-consolidated affiliates	34	34	37
OPEB curtailment gain	19	51	1
Adjustment of assets to fair value	(8)	(187)	(279)
Other expense, net	(3)	(26)	(18)

Income (loss) from continuing operations before income taxes	157	(120)	(40)
Income tax (expense) benefit	(56)	29	(16)

Net income (loss) from continuing operations	101	(91)	(56)
Loss from discontinued operations, net of tax	(52)	(19)	(27)
Net income (loss)	49	(110)	(83)

Less net income attributable to noncontrolling interests	(8)	(7)	(7)
Net income (loss) attributable to Federal-Mogul	$41	$(117)	$(90)

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income (loss) from continuing operations	$0.75	$(0.99)	$(0.64)
Loss from discontinued operations, net of tax	(0.42)	(0.19)	(0.27)
Net income (loss)	$0.33	$(1.18)	$(0.91)

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$93	$(98)	$(63)
Loss from discontinued operations, net of tax	(52)	(19)	(27)
Net income (loss)	$41	$(117)	$(90)
See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Net income (loss)	$49	$(110)	$(83)

Other comprehensive income (loss):

Foreign currency translation adjustments and other	(11)	56	(132)

Postemployment benefits:
Net unrealized postemployment benefits (costs) credits arising during year	246	(211)	(121)
Reclassification of net postemployment benefits (credits) costs included in net income (loss) during year	(14)	(29)	8
Income taxes	(9)	27	1
Postemployment benefits, net of tax	223	(213)	(112)

Hedge instruments:
Net unrealized hedging (losses) gains arising during year	(7)	1	(32)
Reclassification of net hedging losses included in net income (loss) during year	14	47	34
Income taxes	1	(2)	3
Hedge instruments, net of tax	8	46	5

Other comprehensive income (loss), net of tax	220	(111)	(239)

Comprehensive income (loss)	269	(221)	(322)

Less comprehensive income attributable to noncontrolling interests	(4)	(7)	(2)

Comprehensive income (loss) attributable to Federal-Mogul	$265	$(228)	$(324)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Balance Sheets

	December 31
	2013	2012
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$761	$467
Accounts receivable, net	1,324	1,396
Inventories, net	1,068	1,074
Prepaid expenses and other current assets	224	203
Total current assets	3,377	3,140

Property, plant and equipment, net	2,038	1,971
Goodwill and other indefinite-lived intangible assets	1,017	1,019
Definite-lived intangible assets, net	356	408
Investments in non-consolidated affiliates	253	240
Other noncurrent assets	141	149
	$7,182	$6,927
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$1,694	$94
Accounts payable	799	751
Accrued liabilities	454	423
Current portion of pensions and other postemployment benefits liability	44	47
Other current liabilities	147	174
Total current liabilities	3,138	1,489
Long-term debt	905	2,733
Pensions and other postemployment benefits liability	1,028	1,362
Long-term portion of deferred income taxes	383	388
Other accrued liabilities	127	123
Shareholders’ equity:
Preferred stock ($0.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($0.01 par value; 450,100,000 authorized shares; 151,624,744 issued shares and 150,029,244 outstanding shares as of December 31, 2013; 100,500,000 issued shares and 98,904,500 outstanding shares as of December 31, 2012)	2	1
Additional paid-in capital, including warrants	2,649	2,150
Accumulated deficit	(518)	(559)
Accumulated other comprehensive loss	(626)	(850)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	1,490	725
Noncontrolling interests	111	107
Total shareholders’ equity	1,601	832
	$7,182	$6,927
See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income (loss)	$49	$(110)	$(83)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	296	289	284
Net loss from business dispositions	47	—	—
Change in postemployment benefits, excluding curtailment gains	(72)	(66)	(45)
Equity earnings of non-consolidated affiliates	(34)	(34)	(37)
Cash dividends received from non-consolidated affiliates	33	31	16
Restructuring expense, net	40	26	5
Payments against restructuring liabilities	(28)	(15)	(21)
OPEB curtailment gain	(19)	(51)	(1)
Deferred tax benefit	(2)	(78)	(17)
Adjustment of assets to fair value	8	194	307
Insurance proceeds related to Thailand flood	—	17	—
Changes in operating assets and liabilities:
Accounts receivable	1	(197)	(137)
Inventories	(21)	(93)	(140)
Accounts payable	79	(2)	87
Other assets and liabilities	41	36	23
Net Cash Provided From (Used by) Operating Activities	418	(53)	241
Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(380)	(387)	(348)
Net proceeds associated with business dispositions	26	—	—
Payments to acquire businesses, net of cash acquired	—	(52)	(8)
Insurance proceeds related to Thailand flood	—	13	—
Net proceeds from sales of property, plant and equipment	3	5	—
Capital investment in non-consolidated affiliate	(4)	(6)	—
Net Cash Used By Investing Activities	(355)	(427)	(356)
Cash Provided From (Used By) Financing Activities
Proceeds from equity rights offering, net of related fees	500	—	—
Principal payments on term loans	(275)	(30)	(29)
Increase in short-term debt	23	6	16
Net (remittances) proceeds on servicing of factoring arrangements	(4)	2	2
Increase (decrease) in other long-term debt	2	—	(4)
Debt issuance fees	(4)	—	—
Net Cash Provided From (Used By) Financing Activities	242	(22)	(15)

Effect of foreign currency exchange rate fluctuations on cash	(11)	16	(22)

Increase (decrease) in cash and equivalents	294	(486)	(152)
Cash and equivalents at beginning of year	467	953	1,105
Cash and equivalents at end of year	$761	$467	$953

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL CORPORATION
Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total	Noncontrolling Interests
	(Millions of Dollars)
Balance at January 1, 2011	$1	$2,150	$(352)	$(505)	$(17)	$1,277	$88
Net (loss) income			(83)			(83)	7
Less net income attributable to noncontrolling interests			(7)			(7)
Other comprehensive loss, net of tax				(234)		(234)	(5)
Capital investment in subsidiary by non-controlling shareholder							10
Balance at December 31, 2011	1	2,150	(442)	(739)	(17)	953	100
Net (loss) income			(110)			(110)	7
Less net income attributable to noncontrolling interests			(7)			(7)
Other comprehensive loss, net of tax				(111)		(111)
Balance at December 31, 2012	1	2,150	(559)	(850)	(17)	725	107
Net income			49			49	8
Less net income attributable to noncontrolling interests			(8)			(8)
Other comprehensive income, net of tax				224		224	(4)
Equity rights offering	1	499				500
Balance at December 31, 2013	$2	$2,649	$(518)	$(626)	$(17)	$1,490	$111
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
Related Party: Icahn Sourcing, LLC (“Icahn Sourcing”) is an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company was a member of the buying group in 2012. Prior to December 31, 2012, the Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.
In December, 2012, Icahn Sourcing advised the Company that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. In addition to the minority equity interest held by the Company, certain subsidiaries of Icahn Enterprises Holdings, including CVR, Tropicana, ARI, Viskase PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain operating expenses of Insight Portfolio Group’s in 2013.
The Company’s payments to Insight Portfolio Group were less than $0.5 million during 2013. The Company anticipates its 2014 payments to Insight Portfolio Group to be similar to the amounts paid in 2013.
Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.
Acquisition: In June 2012, the Company entered into a definitive agreement to purchase the spark plug business from BorgWarner, Inc. These spark plugs are manufactured in France and Germany and are sold to European original equipment manufacturers. The purchase closed in September 2012 for $52 million, net of cash acquired. The Company allocated the purchase price in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) Topic 805, Business Combinations. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company recorded $19 million of definite-lived intangible assets (primarily customer relationships) and $9 million of indefinite-lived intangible assets (primarily goodwill) associated with this acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Divestitures: In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During the year ended December 31, 2013, the Company divested its sintered components operations located in France, its connecting rod manufacturing facility located in Canada, its camshaft foundry located in the United Kingdom and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States. These divestitures have been presented as discontinued operations in the consolidated statements of operations. See Note 5 for further details.
Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable is stated at net realizable value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. The Company’s general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an original equipment manufacturer or servicer (“OE”) or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administration (“SG&A”) expenses are bad debt expenses of $3 million, $2 million and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was $11 million and $13 million at December 31, 2013 and 2012, respectively.
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	December 31
	2013	2012
	(Millions of Dollars)
Gross accounts receivable factored	$271	$217
Gross accounts receivable factored, qualifying as sales	258	216
Undrawn cash on factored accounts receivable	—	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of accounts receivable are as follows:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$1,482	$1,475	$1,731
Losses on sales of account receivables	(7)	(7)	(9)
Accounts receivables factored but not qualifying as a sale, as defined in FASB ASC Topic 860, Transfers and Servicing, were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including the current portion of long-term debt.”
The expenses associated with receivables factoring are recorded in the consolidated statements of operations within “Other expense, net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.
Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $21 million and $19 million as of December 31, 2013 and 2012, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.
Inventories: The Company values inventory at the lower of cost or market, with cost determined on a first-in, first-out (“FIFO”) basis. Cost of inventory includes direct materials, labor and applicable manufacturing overhead costs. The value of inventories

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Short-term Debt: Debt obligations that are due within one year of the balance sheet date, including maturities of long-term debt, are classified as current. The Company has $1,694 million of short-term debt as of December 31, 2013, of which $1,597 million relates to the tranche B term loan that matures on December 27, 2014. On December 6, 2013, High River Limited Partnership (“High River”), an affiliate of Mr. Carl C. Icahn and the Company’s largest stockholder, provided a backstop commitment letter (the "Backstop Commitment") in favor of the Company with respect to its existing tranche B term loan. The Backstop Commitment provides that if the Company is unable to refinance its tranche B term loan on or prior to September 27, 2014, High River or an affiliate thereof with at least the same net worth will provide loan financing of up to $1.6 billion to the Company and its subsidiaries on arms-length terms to provide the funding necessary to repay the tranche B term loan. The High River loan will be subject to negotiation and execution of definitive documentation to be approved by the independent directors of the Company.
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
Revenue Recognition: The Company records sales when products are shipped and the risks and rewards of ownership have transferred to the customer, the sales price is fixed and determinable, and the collectability of revenue is reasonably assured. Accruals for sales returns and other allowances are provided at point of sale based upon past experience. Adjustments to such returns and allowances are made as new information becomes available.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Research and Development: The Company expenses research and development (“R&D”) costs as incurred. R&D expense, including product engineering and validation costs, was $173 million, $173 million and $166 million for the years ended December 31, 2013, 2012 and 2011, respectively. R&D expense is recorded in the consolidated statements of operations within “Selling, general and administrative expenses.”
Advertising Costs: Advertising and promotion expenses for continuing operations are expensed as incurred and were $41 million, $37 million and $49 million for the years ended December 31, 2013, 2012 and 2011, respectively. Advertising and promotion expenses are recorded in the consolidated statements of operations within “Selling, general and administrative expenses.”
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

New Accounting Pronouncements: In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities and in January 2013, issued ASU No. 2013-1, Balance Sheet (Topic 210) - Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. Both ASUs amend ASC Topic 210, Balance Sheet, and require enhanced disclosures that will enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. These ASU’s are effective retrospectively for interim and annual periods beginning on or after January 1, 2013. The adoption of this ASU effective January 1, 2013 had no disclosure impact.
In July 2012, the FASB issued ASU No. 2012-2, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows for the option to perform a qualitative assessment that may allow companies to forego the annual two-step impairment test for indefinite-lived intangibles. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. The Company’s adoption of this new guidance effective January 1, 2013 had no impact on its financial position, results of operations, cash flows or disclosures.
In February 2013, the FASB issued ASU No. 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income. This ASU is effective prospectively for interim and annual periods beginning after December 15, 2012 and expands the presentation of changes in accumulated other comprehensive income. The required disclosures have been incorporated into Notes 17 and 18.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
The costs contained within “Restructuring expense, net” in the Company’s consolidated statements of operations are comprised of two types: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC 712 and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Termination benefits are also accounted for in accordance with FASB ASC 420, for one-time termination benefits and are recorded dependent upon future service requirements. Facility closure and other costs are accounted for in accordance with FASB ASC 420 and are recorded when the liability is incurred.
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
The following table is a summary of the Company’s consolidated restructuring liabilities and related activity for 2013, 2012 and 2011 by reporting segment. “PT” represents Powertrain and “VCS” represents Vehicle Components Solutions.

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2011	$19	$3	$22	$2	$24
Provisions	7	2	9	—	9
Reversals	(3)	(1)	(4)	—	(4)
Payments	(17)	(3)	(20)	(1)	(21)
Balance at December 31, 2011	6	1	7	1	8
Provisions	6	16	22	4	26
Reversals	(1)	—	(1)	—	(1)
Payments	(7)	(6)	(13)	(2)	(15)
Reclassifications to pension liability	—	(6)	(6)	—	(6)
Balance at December 31, 2012	4	5	9	3	12
Provisions	20	20	40	4	44
Reversals	(3)	—	(3)	(1)	(4)
Payments	(13)	(11)	(24)	(4)	(28)
Balance at December 31, 2013	$8	$14	$22	$2	$24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost for 2013, 2012 and 2011. As the table indicates, facility closure costs are typically paid within the year of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2011	$24	—	24
Provisions	4	5	9
Reversals	(4)	—	(4)
Payments	(16)	(5)	(21)
Balance at December 31, 2011	8	—	8
Provisions	25	1	26
Reversals	(1)	—	(1)
Payments	(14)	(1)	(15)
Reclassification to pension liability	(6)	—	(6)
Balance at December 31, 2012	12	—	12
Provisions	41	3	44
Reversals	(4)	—	(4)
Payments	(25)	(3)	(28)
Balance at December 31, 2013	$24	$—	$24

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed $4 million, $1 million and $4 million of previously recorded liabilities in 2013, 2012 and 2011, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

Activities under “Restructuring 2013” Program
In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities in order to improve operating performance. The Company obtained Board approval to commence a restructuring plan (“Restructuring 2013”) as detailed below. Restructuring 2013 is intended to take place from 2013-2015.
The following table is a summary of the Company’s Restructuring 2013 liabilities and related activity for the year ended December 31, 2013 by reporting segment.

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2013	$—	$—	$—	$—	$—
Provisions	19	18	37	4	41
Reversals	(2)	—	(2)	—	(2)
Payments	(10)	(4)	(14)	(2)	(16)
Balance at December 31, 2013	$7	$14	$21	$2	$23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table provides a summary of the Company’s Restructuring 2013 liabilities and related activity for each type of exit cost as of and for the year ended December 31, 2013:

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2013	$—	$—	$—
Provisions	40	1	41
Reversals	(2)	—	(2)
Payments	(15)	(1)	(16)
Balance at December 31, 2013	$23	$—	$23

Net Restructuring 2013 costs by type of exit cost are as follows:

	Total Expected Costs	Costs in 2013	Estimated Additional Costs
	(Millions of Dollars)
Employee costs	$58	$38	$20
Facility costs	15	1	14
	$73	$39	$34

Activities under “Restructuring 2012” Program
In June 2012, the Company announced a restructuring plan (“Restructuring 2012”) to reduce or eliminate capacity at several high cost VCS facilities and transfer production to lower cost locations. Restructuring 2012 was completed as of December 31, 2013. In connection with Restructuring 2012, the Company incurred restructuring charges totaling $13 million.
The following table provides a summary of the Company’s Restructuring 2012 liabilities and related activity for each type of exit cost for the years ended December 31, 2013 and 2012:

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2012	$—	$—	$—
Provisions	11	—	11
Payments	(1)	—	(1)
Reclassification to pension liability	(6)	—	(6)
Balance at December 31, 2012	4	—	4
Provisions	—	2	2
Payments	(4)	(2)	(6)
Balance at December 31, 2013	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Net Restructuring 2012 costs by type of exit cost are as follows:

	Total Incurred Costs	Costs in 2012	Costs in 2013
	(Millions of Dollars)
Employee costs	$11	$11	$—
Facility costs	2	—	2
	$13	$11	$2

Other Restructuring Activities
During the years ended December 31, 2012 and 2011, the Company recorded $14 million and $5 million, respectively, in net restructuring expenses outside of Restructuring 2012 and Restructuring 2013. The Company recorded $14 million in employee costs related to other restructuring activities during 2012. The Company recorded $3 million in employee costs and $2 million in facility closure costs related to other restructuring activities during 2011.

3. ADJUSTMENT OF ASSETS TO FAIR VALUE
The Company recorded total impairment charges for the years ended December 31, 2013, 2012 and 2011 as follows:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Property, plant and equipment	$8	$43	$11
Goodwill	—	96	231
Other indefinite-lived intangible assets	—	46	37
Investments in non-consolidated affiliates	—	2	—
	$8	$187	$279

The 2012 property, plant and equipment impairment excludes $7 million related to discontinued operations. Discontinued operations are further discussed in Note 5.

The 2011 goodwill impairment excludes $28 million related to discontinued operations. Discontinued operations are further discussed in Note 5.
Impairments of goodwill and other indefinite-lived intangible assets are discussed further in Note 7 and Note 10.
The Company recorded impairment charges to adjust property, plant and equipment to their fair values in accordance with the subsequent measurement provisions of FASB ASC 360 (see Note 7). The charges for the years ended December 31, 2013, 2012 and 2011 by reporting segment are as follows:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Powertrain	$5	$19	$5
Vehicle Components Solutions	2	23	6
Corporate	1	1	—
	$8	$43	$11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4. OTHER EXPENSE, NET
The specific components of “Other expense, net” are as follows:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Foreign currency exchange	$(10)	$(18)	$(9)
Losses on sales of account receivables	(7)	(7)	(9)
Third party royalty income	8	3	2
Adjustment of Chapter 11 accrual	4	—	—
Other	2	(4)	(2)
	$(3)	$(26)	$(18)
Foreign currency exchange: The Company recognized $10 million, $18 million and $9 million in foreign currency exchange losses during the years ended December 31, 2013, 2012 and 2011, respectively. Of the $18 million in foreign currency exchange losses during the year ended December 31, 2012, $10 million related to unrealized losses associated with outstanding foreign currency hedge contracts that settled during 2013 (see Note 6 for further details).

5.    DISCONTINUED OPERATIONS
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses not core to the Company’s long-term portfolio may be considered for divestiture or other exit activities.
During March 2013, the Company’s Powertrain Segment completed the divestiture of its sintered components operations located in France. This disposal resulted in a $48 million net loss (no income tax impact), which is included in “Loss from discontinued operations, net of tax” during the year ended December 31, 2013.
During June 2013, the Company’s Powertrain Segment completed the divestiture of its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. This disposal resulted in a $6 million net loss (no income tax impact), which is included in “Loss from discontinued operations, net of tax” during the year ended December 31, 2013.
During September 2013, the Company completed the divestiture of its fuel pump business. This disposal resulted in a $7 million net gain (inclusive of a $2 million tax benefit), which is included in “Loss from discontinued operations, net of tax” during the year December 31, 2013. As certain employees at the fuel pump manufacturing facility participated in the Company’s U.S. Welfare Benefit Plan, the Company had this plan re-measured due to its curtailment implications. The termination of those employees and the related reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the U.S. Welfare Benefit Plan triggered a $19 million OPEB curtailment gain which is included in "Loss on sale of discontinued operations" during the year ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operating results related to discontinued operations are as follows:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Net sales	$119	$220	$190
Cost of products sold	(119)	(222)	(181)
Gross margin	—	(2)	9
Selling, general and administrative expenses	(6)	(9)	(9)
Adjustment of assets to fair value	—	(7)	(28)
Other income (expense), net	1	(1)	1
Operating loss (no income tax impact)	(5)	(19)	(27)
Loss on sale of discontinued operations (net of tax benefit of $2 million for the year ended December 31, 2013)	(47)	—	—
Loss from discontinued operations, net of tax	$(52)	$(19)	$(27)

6. FINANCIAL INSTRUMENTS
Interest Rate Risk
The Company, during 2008, entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. As of December 31, 2013, all of these five-year interest rate swap agreements had expired. As of December 31, 2012, unrealized net losses of $10 million were recorded in “Accumulated other comprehensive loss” as a result of these hedges.
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
The Company had commodity price hedge contracts outstanding with combined notional values of $51 million and $45 million at December 31, 2013 and 2012, respectively, of which substantially all mature within one year and substantially all were designated as hedging instruments for accounting purposes. Unrealized net losses of $(1) million and unrealized net gains of $1 million were recorded in “Accumulated other comprehensive loss” as of December 31, 2013 and 2012, respectively.
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
The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. The Company had notional values of $12 million and $160 million of foreign currency hedge contracts outstanding at December 31, 2013 and 2012, respectively, of which substantially all mature in less than one year. Of these outstanding contracts, $12 million and $11 million in combined notional values at December 31, 2013 and 2012, respectively, were designated as cash flow hedging instruments for accounting purposes. Unrealized net losses of $(1) million and unrealized net gains of less than $1 million were recorded in “Accumulated other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

comprehensive loss” as of December 31, 2013 and 2012, respectively, for the contracts designated as hedging instruments. The remaining outstanding foreign currency contracts with a combined notional value of $149 million as of December 31, 2012 were entered into by the Company to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars. These contracts were not designated as hedging instruments for accounting purposes and were marked to market through the income statement. Foreign currency exchange losses of $1 million and $10 million related to these contracts were recorded in “Other expense, net” for the years ended December 31, 2013 and 2012, respectively.
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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of retailers, distributors and installers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during 2013. During 2012, the Company granted terms extensions with certain customers in the North American aftermarket. As a result, the Company has one VCS customer that accounts for 14% of the Company’s net accounts receivable balance as of December 31, 2013. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2013	December 31, 2012	Balance Sheet Location	December 31, 2013	December 31, 2012
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Interest rate swap contracts		$—	$—	Other current liabilities	$—	$(10)
Commodity contracts	Other current liabilities	1	2	Other current liabilities	(2)	(1)
Foreign currency contracts	Other current liabilities	—	—		(1)	—
		$1	$2		$(3)	$(11)
Derivatives not designated as cash flow hedging instruments:
Foreign currency contracts		$—	$—	Other current liabilities	$—	$(10)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2013:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$1	Interest expense, net	$(9)
Commodity contracts	(7)	Cost of products sold	(5)
Foreign currency contracts	(1)	Cost of products sold	—
	$(7)		$(14)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)
Foreign currency contracts	Other expense, net	$(1)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

7. FAIR VALUE MEASUREMENTS
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
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at December 31, 2013 and 2012 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
December 31, 2013:
Commodity contracts	$(1)	$(1)	C
Foreign currency contracts	(1)	(1)	C
December 31, 2012:
Interest rate swap contracts	$(10)	$(10)	C
Commodity contracts	1	1	C
Foreign currency contracts	(10)	(10)	C
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

The following table presents the Company’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2013:

	Total	Level 1	Level 2	Level 3	Valuation Technique
	(Millions of Dollars)
U.S. Plans:
Cash	$33	$33	$—	$—	A
Investments with registered investment companies:
Equity securities	347	347	—	—	A
Fixed income securities	135	135	—	—	A
Real estate and other	23	23	—	—	A
Equity securities	242	242	—	—	A
Debt securities:
Corporate and other	22	—	22	—	B
Government	22	14	8	—	A
Hedge funds	85	—	—	85	A,C
	$909	$794	$30	$85
Non-U.S. Plans:
Insurance contracts	$44	$—	$—	$44	B
Investments with registered investment companies:
Fixed income securities	7	7	—	—	A
Equity securities	2	2	—	—	A
Corporate bonds	2	—	2	—	B
	$55	$9	$2	$44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity for the U.S. plan assets classified in level 3:

	Balance at January 1, 2013	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into (Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2013
	(Millions of Dollars)
Assets
Hedge funds and other	$14	$11	$83	$(23)	$—	$—	$85

The following table summarizes the activity for the non-U.S. plan assets classified in level 3:

	Balance at January 1, 2013	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into (Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2013
	(Millions of Dollars)
Assets
Insurance contracts	$42	$1	$6	$(6)	$—	$1	$44

The following table presents the Company’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2012:

	Total	Level 1	Level 2	Level 3	Valuation Technique
	(Millions of Dollars)
U.S. Plans:
Cash	$34	$34	$—	$—	A
Investments with registered investment companies:
Equity securities	257	257	—	—	A
Fixed income securities	143	143	—	—	A
Real estate and other	4	4	—	—	A
Equity securities	217	217	—	—	A
Fixed income collective trust	45	—	45	—	B
Debt securities:
Corporate and other	37	—	37	—	B
Government	27	—	27	—	A
Hedge funds	14	—	—	14	A,C
	$778	$655	$109	$14
Non-U.S. Plans:
Insurance contracts	$42	$—	$—	$42	B
Investments with registered investment companies:
Fixed income securities	10	10	—	—	A
Equity securities	1	1	—	—	A
Corporate bonds	2	—	2	—	B
	$55	$11	$2	$42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity for the U.S. plan assets classified in level 3:

	Balance at January 1, 2012	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into (Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2012
	(Millions of Dollars)
Assets
Hedge funds and other	$—	$2	$12	$—	$—	$—	$14

The following table summarizes the activity for the non-U.S. plan assets classified in level 3:

	Balance at January 1, 2012	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into (Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2012
	(Millions of Dollars)
Assets
Insurance contracts	$35	$1	$7	$(2)	$—	$1	$42
U.S. Plan
As of December 31, 2013, plan assets were comprised of 65% equity investments, 20% fixed income investments, and 15% in other investments which include hedge funds. Approximately 74% of the U.S. plan assets were invested in actively managed investment funds. The Company’s investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds.
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

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2013 and 2012 are set forth in the table below:

	Asset (Liability)	Level 3	(Loss)	Valuation Technique
	(Millions of Dollars)
December 31, 2013:
Property, plant and equipment	55	55	$(8)	C

December 31, 2012:
Trademarks and brand names	$231	$231	$(46)	C
Goodwill	—	—	(95)	C
Property, plant and equipment	100	100	(50)	C
Asset retirement obligation	(8)	(8)	—	C
Investments in non-consolidated affiliates	—	—	(2)	C
Property, plant and equipment with a carrying value of $63 million were written down to their fair value of $55 million, resulting in an impairment charge of $8 million, which was recorded within “Adjustment of assets to fair value” for the year ended December 31, 2013. Property, plant and equipment with a carrying value of $150 million were written down to their fair value of $100 million, resulting in an impairment charge of $50 million, which was recorded within “Adjustment of assets to fair value”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

for the year ended December 31, 2012. The Company determined the fair value of these assets through the use of valuation specialists.
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
Goodwill at two of the Company’s reporting units with a combined carrying value of $95 million was written down to its fair value of zero, resulting in a $95 million impairment charge for the year ended December 31, 2012, which was recorded within “Adjustment of assets to fair value.” The estimated fair values were determined based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.
Asset retirement obligations with carrying values of $8 million were established during the year ended December 31, 2012.

8. INVENTORY
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method at December 31, 2013 and 2012. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.
Net inventories consist of the following:

	December 31	December 31
	2013	2012
	(Millions of Dollars)
Raw materials	$207	$200
Work-in-process	160	161
Finished products	819	812
	1,186	1,173
Inventory valuation allowance	(118)	(99)
	$1,068	$1,074

9. PROPERTY, PLANT AND EQUIPMENT
As a result of fresh-start reporting, PP&E that were purchased prior to January 1, 2008 were stated at estimated replacement cost, unless the expected future use of the assets indicated a lower value was appropriate. PP&E purchased since that time are recorded at cost. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $247 million, $236 million and $232 million, respectively.
PP&E consist of the following:

		December 31	December 31
	Useful Life	2013	2012
		(Millions of Dollars)
Land	—	$219	$226
Buildings and building improvements	10 - 40 years	495	477
Machinery and equipment	2 - 12 years	2,662	2,420
		3,376	3,123
Accumulated depreciation		(1,338)	(1,152)
		$2,038	$1,971

The Company leases PP&E used in its operations. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows (in millions of dollars):

2014	$45
2015	37
2016	32
2017	23
2018	16
Thereafter	25
$178
Total rental expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was $63 million, $55 million and $56 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2013 and 2012, goodwill and other indefinite-lived intangible assets consist of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(Millions of Dollars)
Goodwill	$1,362	$(570)	$792	$1,385	$(598)	$787
Trademarks and brand names	423	(198)	225	433	(201)	232
	$1,785	$(768)	$1,017	$1,818	$(799)	$1,019

At December 31, 2013 and 2012, definite-lived intangible assets consist of the following:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Developed technology	$116	$(63)	$53	$117	$(53)	$64
Customer relationships	555	(252)	303	562	(218)	344
	$671	$(315)	$356	$679	$(271)	$408

The Company’s net goodwill balances by reporting segment as of December 31, 2013 and 2012 are as follows:

	December 31	December 31
	2013	2012
	(Millions of Dollars)
Powertrain	$487	$480
Vehicle Components Solutions	305	307
	$792	$787

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s net trademarks and brand names balances by reporting segment as of December 31, 2013 and 2012 are as follows:

	December 31	December 31
	2013	2012
	(Millions of Dollars)
Vehicle Components Solutions	$222	$228
Powertrain	3	4
	$225	$232

The following is a rollforward of the Company’s goodwill and other intangible assets (net) for the years ended December 31, 2013 and 2012:

	Goodwill	Trademarks and Brand Names	Total Goodwill and Indefinite- Lived Intangibles	Definite- Lived Intangibles
	(Millions of Dollars)
Balance at Balance at January 1, 2012	$838	$277	$1,115	$434
2011 impairment finalization	(1)	—	(1)	—
2012 impairment	(95)	(46)	(141)	—
Alleged defective products liability adjustment	36	—	36	—
Property, plant and equipment adjustment	8	—	8	—
Purchase accounting adjustments for acquired spark plug business	—	1	1	22
Amortization expense	—	—	—	(49)
Foreign currency	1	—	1	1
Balance at December 31, 2012	787	232	1,019	408
Purchase accounting adjustments for acquired spark plug business	8	—	8	(3)
Dispositions	(3)	(7)	(10)	(2)
Amortization expense	—	—	—	(47)
Balance at December 31, 2013	$792	$225	$1,017	$356

Goodwill
As of December 31, 2007, goodwill was determined as the excess of reorganization value over amounts attributable to specific tangible and intangible assets, including developed technology and customer relationships. Goodwill is reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC 350. This impairment analysis compares the fair values of the Company’s reporting units to their related carrying values. If a reporting unit carrying value exceeds its fair value, the Company must then calculate the reporting unit’s implied fair value of goodwill and impairment charges are recorded for any excess of the goodwill carrying value over the implied fair value of goodwill. The reporting units’ fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings. All of the Company's reporting units with a goodwill balance passed "Step 1" of the October 1, 2013 goodwill impairment analysis. All "Step 1" results had fair values in excess of carrying values of at least 26%.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Effective September 1, 2012, the Company re-segmented its business to its current segments. Given the business realignments that occurred due to this re-segmentation and the fact that some reporting units containing goodwill under the former segmentation were being divided within the new Company structure thus requiring the Company to determine the relative fair value of these divided reporting units in order to allocate goodwill, the Company deemed it prudent to perform an interim goodwill impairment test in accordance with FASB ASC 350. As a result of this interim testing, one divided reporting unit that received a relative fair value goodwill allocation of $3 million had a carrying value in excess of fair value, thus requiring the Company to recognize a full impairment charge of $3 million in the third quarter of 2012.
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
Given the complexity of the calculation, the Company had not finalized “Step 2” of its annual goodwill impairment assessment for the year ended December 31, 2011 prior to filing its annual report on Form 10-K. The goodwill impairment charge recognized during the fourth quarter of 2011 was $259 million. In the first quarter of 2012, the Company completed this assessment, and recorded an additional $1 million goodwill impairment charge.
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
Primarily all of the Company's trademarks and brand names are associated with its aftermarket sales and are further broken down by product line. All of the Company's trademarks and brand names passed the October 1, 2013 impairment analysis. In connection with the September 1, 2012 goodwill impairment test, the Company also performed its trademarks and brand names impairment analysis as of September 1, 2012. Based upon this annual analysis, the Company recognized a $33 million impairment charge in the third quarter of 2012.
The Company performed a trademarks and brand names impairment analysis in accordance FASB ASC 350 during the second quarter of 2012 due to noted impairment indicators. Based upon this analysis, the Company recognized a $13 million impairment charge in the second quarter of 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company recorded amortization expense of $47 million, $49 million and $48 million associated with definite-lived intangible assets during the years ended December 31, 2013, 2012 and 2011, respectively. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets. The Company’s developed technology intangible assets have useful lives of between 10 and 15 years. The Company’s customer relationships intangible assets have useful lives of between 1 and 15 years. The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows (in millions of dollars):

2014	$47
2015	47
2016	45
2017	45
2018	37
Thereafter	135
$356

11. INVESTMENTS IN NON-CONSOLIDATED AFFILIATES
The Company maintains investments in several non-consolidated affiliates, which are located in China, Korea, Turkey and the United States. The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.
The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	December 31
	2013	2012
	(Millions of Dollars)
Investments in non-consolidated affiliates	$253	$240

Direct ownership percentages	2% to 50%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Equity earnings of non-consolidated affiliates	$34	$34	$37
Cash dividends received from non-consolidated affiliates	33	31	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables present selected aggregated financial information of the Company’s non-consolidated affiliates:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Statements of Operations
Sales	$918	$682	$744
Gross margin	185	151	138
Income from continuing operations	120	91	101
Net income	105	79	88

	December 31	December 31
	2013	2012
	(Millions of Dollars)
Balance Sheets
Current assets	$402	$301
Noncurrent assets	398	343
Current liabilities	180	153
Noncurrent liabilities	38	39
The Company holds a 50% non-controlling interest in a joint venture located in Turkey (“Turkey JV”). The Turkey JV was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. The Company purchases/sells inventory from/to the Turkey JV. Purchases from the Turkey JV for the years ended December 31, 2013, 2012 and 2011 were $152 million, $150 million and $171 million, respectively. Sales to the Turkey JV for the years ended December 31, 2013, 2012 and 2011 were $44 million, $45 million and $46 million, respectively. The Company had net accounts payable balances with the Turkey JV of $6 million and $5 million as of December 31, 2013 and 2012, respectively.
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

12. ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31
	2013	2012
	(Millions of Dollars)
Accrued compensation	$169	$153
Accrued rebates	125	113
Non-income tax payable	41	36
Alleged defective products	30	42
Restructuring liabilities	24	12
Accrued product returns	21	22
Accrued professional services	21	17
Accrued income taxes	17	15
Accrued warranty	6	12
Other	—	1
	$454	$423

13. DEBT
On December 6, 2013, the Company entered into an amendment (the “Amendment”) of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Credit Agreement”), among the Company, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Replacement Revolving Facility”). The Amendment, among other things, (i) increases the aggregate commitments available under the Replacement Revolving Facility from $540 million to $550 million, (ii) extends the maturity date of the Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amends the Company’s borrowing base to provide the Company with additional liquidity.
Advances under the Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.50% to 2.00% based on the average monthly availability under the Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Amendment.
Under certain limited circumstances the maturity date of the Replacement Revolving Facility may be accelerated. In the event that as of a particular determination date more than $300 million aggregate principal amount of the Company’s existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Replacement Revolving Facility will mature on such determination date.
The Amendment does not alter the Company’s existing Tranche B or Tranche C term loans under the Credit Agreement dated December 7, 2007. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All term loans bear interest at LIBOR plus 1.9375%. To the extent that interest rates change by 25 basis points, the Company’s annual interest expense would show a corresponding change of approximately $7 million and $2 million for years 2014 - 2015, the period of the term loans under the Company's Credit Agreement.
The Company has $1,694 million of short-term debt as of December 31, 2013, of which $1,597 million relates to the tranche B term loan that matures on December 27, 2014. On December 6, 2013, High River, an affiliate of Mr. Carl C. Icahn and the Company’s largest stockholder, provided a Backstop Commitment in favor of the Company with respect to its existing tranche B term loan. The Backstop Commitment provides that if the Company is unable to refinance its tranche B term loan on or prior to September 27, 2014, High River or an affiliate thereof with at least the same net worth will provide loan financing of up to $1.6 billion to the Company and its subsidiaries on arms-length terms to provide the funding necessary to repay the tranche B term loan. The High River loan will be subject to negotiation and execution of definitive documentation to be approved by the independent directors of the Company.
During 2008, the Company entered into a series of five-year interest rate swap agreements with a total notional value of $1,190 million to hedge the variability of interest payments associated with its variable-rate term loans under the Credit Agreement. Through these swap agreements, the Company has fixed its base interest and premium rate at a combined average interest rate of approximately 5.37% on the hedged principal amount of $1,190 million. Since the interest rate swaps hedge the variability of interest payments on variable rate debt with the same terms, they qualify for cash flow hedge accounting treatment. All of these five-year interest rate swap agreements had expired as of December 31, 2013.
The Credit Agreement was initially negotiated and agreement was reached on the majority of significant terms in early 2007. Between the time the terms were agreed in early 2007 and December 27, 2007, interest rates charged on similar debt instruments for companies with similar debt ratings and capitalization levels rose to higher levels. As such, when applying the provisions of fresh-start reporting, the Company estimated a fair value adjustment of $163 million for the available borrowings under the Credit Agreement. This estimated fair value was recorded within the fresh-start reporting, and is being amortized as interest expense over the terms of each of the underlying components of the Credit Agreement. Interest expense associated with the amortization of this fair value adjustment, recognized in the Company’s consolidated statements of operations, consists of the following:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Amortization of fair value adjustment	$22	$22	$23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debt consists of the following:

	December 31
	2013	2012
	(Millions of Dollars)
Term loans under credit agreement:
Tranche B term loan	$1,597	$1,862
Tranche C term loan	940	950
Debt discount	(30)	(52)
Other debt, primarily foreign instruments	92	67
	2,599	2,827
Less: short-term debt, including current maturities of long-term debt	(1,694)	(94)
Total long-term debt	$905	$2,733

The obligations of the Company under the Credit Agreement are guaranteed by substantially all of the domestic subsidiaries and certain foreign subsidiaries of the Company, and are secured by substantially all personal property and certain real property of the Company and such guarantors, subject to certain limitations. The liens granted to secure these obligations and certain cash management and hedging obligations have first priority.
The Credit Agreement contains some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates and v) dividends and other payments in respect of capital stock. Per the terms of the Credit Agreement, $50 million of the Tranche C Term Loan proceeds were deposited in a Term Letter of Credit Account. The Company was in compliance with all debt covenants as of December 31, 2013.
The revolving credit facility has an available borrowing base of $550 million and $451 million as of December 31, 2013 and 2012, respectively. The Company had $39 million and $37 million of letters of credit outstanding at December 31, 2013 and 2012, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the revolving credit facility are issued, there is a corresponding decrease in borrowings available under this facility.

Estimated fair values of the Company’s term loans under the Credit Agreement were:

	Estimated Fair Value (Level 1)	Fair Value in Excess (Deficit) of Carrying Value	Valuation Technique
	(Millions of Dollars)
December 31, 2013:
Term Loans	$2,520	$13	A

December 31, 2012:
Term Loans	$2,587	$(173)	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of December 31, 2013 and 2012. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 7, Fair Value Measurements, for definitions of input levels and valuation techniques.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has the following contractual debt obligations outstanding at December 31, 2013 (in millions of dollars):

2014	$1,694
2015	933
2016	1
2017	1
Total	$2,629
The weighted average cash interest rates for debt were approximately 2.3% and 2.6% as of December 31, 2013 and 2012, respectively. Interest paid on debt in 2013, 2012 and 2011 was $77 million, $106 million and $104 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

14. PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS
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
The measurement date for all defined benefit plans is December 31. The following provides a reconciliation of the plans’ benefit obligations, plan assets, funded status and recognition in the consolidated balance sheets:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2013	2012	2013	2012	2013	2012
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,298	$1,227	$474	$362	$395	$350
Service cost	4	21	12	9	—	1
Interest cost	47	53	14	16	11	14
Employee contributions	—	—	—	—	1	—
Benefits paid	(64)	(62)	(28)	(21)	(28)	(29)
Medicare subsidies received	—	—	—	—	3	3
Plan amendments	—	—	—	1	—	(16)
Curtailments	—	(16)	(1)	—	(1)	—
Settlements	—	(4)	—	—	—	—
Contractual termination benefit	—	6	—	—	—	—
Actuarial (gains) losses and changes in actuarial assumptions	(101)	98	(25)	94	(43)	75
Net transfers (out) in	—	(25)	(11)	3	(1)	(3)
Currency translation	—	—	15	10	(2)	—
Benefit obligation, end of year	$1,184	$1,298	$450	$474	$335	$395

Change in plan assets:
Fair value of plan assets, beginning of year	$778	$670	$55	$48	$—	$—
Actual return on plan assets	138	82	2	3	—	—
Employee contributions	—	—	—	—	1	—
Company contributions	60	93	24	24	24	26
Benefits paid	(64)	(62)	(28)	(21)	(28)	(29)
Expenses	(3)	(5)	—	—	—	—
Medicare subsidies received	—	—	—	—	3	3
Currency translation	—	—	2	1	—	—
Fair value of plan assets, end of year	$909	$778	$55	$55	$—	$—

Funded status of the plan	$(275)	$(520)	$(395)	$(419)	$(335)	$(395)

Amounts recognized in the consolidated balance sheets:
Noncurrent assets	$—	$—	$—	$2	$—	$—
Current liabilities	(3)	(3)	(13)	(15)	(28)	(29)
Noncurrent liabilities	(272)	(517)	(382)	(406)	(307)	(366)
Net amount recognized	$(275)	$(520)	$(395)	$(419)	$(335)	$(395)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$242	$435	$81	$107	$63	$113
Prior service cost (credit)	—	—	3	4	(28)	(75)
Total	$242	$435	$84	$111	$35	$38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

U. S. Pension Plan
In the fourth quarter of 2012, the Company froze contributions credits under its U.S. qualified pension plan for salaried and non-union hourly employees. The elimination of benefit accruals related to participants’ future service is treated as a curtailment and is shown as a $16 million reduction to the benefit obligation.
U.S. Welfare Benefit Plan
In May 2013, the Company ceased operations at one of its U.S. manufacturing locations. As this location participated in the Company’s U.S. Welfare Benefit Plan, the Company had this plan re-measured due to its curtailment implications. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the Company’s U.S. Welfare Benefit Plan triggered the recognition of a $19 million OPEB curtailment gain, which was recognized in the consolidated statements of operations for the year ended December 31, 2013.
In July 2012, as a result of contract negotiations with a union at one of the Company’s U.S. manufacturing locations, the benefits under the U.S. Welfare Benefit Plan were eliminated for the location’s active participants. Since this plan change reduced benefits attributable to employee service already rendered, it was treated as a negative plan amendment, which created a $13 million prior service credit in accumulated other comprehensive loss. The corresponding reduction in the average remaining future service period to the full eligibility date also triggered the recognition of a $51 million OPEB curtailment gain which was recognized in the consolidated statements of operations during the third quarter of 2012. It should be noted that the calculation of the curtailment excluded the newly created prior service credit.
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
Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	4.55%	3.70%	3.49%	2.99%	4.45%	3.60%
Rate of compensation increase	—	—	3.17%	3.13%	—	—

Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2013	2012	2013	2012	2013	2012
Discount rate	3.70%	4.50%	2.99%	4.69%	3.60%	4.45%
Expected return on plan assets	7.45%	7.60%	4.62%	5.27%	—	—
Rate of compensation increase	—	3.50%	3.13%	3.16%	—	—

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
The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan’s objectives. It is intended to reduce risk, provide long-term financial stability for the plan and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the diversification of plan assets. The Company’s investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds. Approximately 74% of the U.S. plan assets were invested in actively managed investment funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The majority of the assets of the non-U.S. plans are invested through insurance contracts. The insurance contracts guarantee a minimum rate of return. The Company has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law. The target asset allocation for the non-U.S. pension plans is 80% insurance contracts, 15% debt investments and 5% equity investments.
Refer to Note 7, “Fair Value Measurements,” for more detail surrounding the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans’ assets, at December 31, 2013 and 2012.
Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2013	2012	2013	2012	2013	2012
	(Millions of Dollars)
Projected benefit obligation	$1,184	$1,298	$448	$472	$335	$395
Fair value of plan assets	909	778	52	51	—	—

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	2013	2012	2013	2012
	(Millions of Dollars)
Projected benefit obligation	$1,184	$1,298	$444	$471
Accumulated benefit obligation	1,184	1,298	409	436
Fair value of plan assets	909	778	49	50
The accumulated benefit obligation for all pension plans is $1,598 million and $1,735 million as of December 31, 2013 and 2012, respectively.

Components of net periodic benefit cost (credit) for the years ended December 31:

	Pension Benefits						Other Postemployment
	United States Plans			Non-U.S. Plans			Benefits
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(Millions of Dollars)
Service cost	$4	$21	$19	$12	$9	$9	$—	$1	$1
Interest cost	47	53	58	14	16	17	11	14	18
Expected return on plan assets	(58)	(52)	(55)	(3)	(2)	(3)	—	—	—
Amortization of actuarial losses	14	35	24	8	—	—	6	2	1
Amortization of prior service credit	—	—	—	—	1	—	(9)	(14)	(16)
Settlement loss (gain)	—	(1)	—	1	—	—	—	—	—
Curtailment gain	—	(1)	—	—	—	—	(19)	(51)	(1)
Net periodic cost (credit)	$7	$55	$46	$32	$24	$23	$(11)	$(48)	$3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Amounts in “Accumulated other comprehensive loss” expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Pension Benefits		Other Postemployment Benefits
	United States	Non-U.S. Plans
	(Millions of Dollars)
Amortization of actuarial losses	$4	$5	$3
Amortization of prior service cost	—	—	(5)
Total	$4	$5	$(2)

The assumed health care and drug cost trend rates used to measure next year’s postemployment healthcare benefits are as follows:

	Other Postemployment Benefits
	2013	2012
Health care cost trend rate	6.88%	7.25%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2018	2018

Drug cost trend rate	7.81%	8.38%
Ultimate drug cost trend rate	5.00%	5.00%
Year ultimate drug cost trend rate reached	2018	2018

The assumed health care cost trend rate has a significant impact on the amounts reported for Other Postemployment Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 basis point (“bp”) increase in health care cost trend rate	$1	$26
100 bp decrease in health care cost trend rate	(1)	(23)

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s funding requirements.

	Pension Benefits						Other Postemployment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2014 pension expense	Change in PBO	Change in accumulated OCL	Change in 2014 pension expense	Change in PBO	Change in accumulated OCL	Change in 2014 expense	Change in PBO
	(Millions of dollars)
25 bp decrease in discount rate	$1	$28	$(28)	$1	$14	$(14)	$—	$7
25 bp increase in discount rate	(1)	(27)	27	(1)	(13)	13	—	(7)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Postemployment Benefits
	United States	Non-U.S. Plans
	(Millions of Dollars)
2014	$82	$25	$28
2015	82	23	28
2016	84	24	27
2017	83	23	27
2018	86	26	27
Years 2019 - 2022	435	134	120
The Company expects to contribute approximately $78 million to its pension plans in 2014.
Defined Contribution Pension Plans
The Company also maintains certain defined contribution pension plans for eligible employees. Effective January 1, 2013, the Company amended its U.S. defined contribution plan to allow for an enhanced company match and company provided age-based contributions for eligible U.S. salaried and non-union hourly employees. The total expenses attributable to the Company’s defined contribution savings plan were $42 million, $23 million and $23 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The amounts contributed to defined contribution pension plans include contributions to multi-employer plans in France, Italy and the United States of $1 million during each of the years ended December 31, 2013, 2012 and 2011. None of the multiemployer plans in which the Company participates are individually significant.
Other Benefits
The Company accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC 712. The liabilities for such U.S. and European postemployment benefits were $29 million and $34 million at December 31, 2013 and 2012, respectively.

15. INCOME TAXES
Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The components of income (loss) from continuing operations before income taxes consist of the following:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Domestic	$28	$(103)	$(215)
International	129	(17)	175
Total	$157	$(120)	$(40)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of the (expense) benefit for income taxes are as follows:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Current:
Federal, state and local	$(3)	$(2)	$6
International	(55)	(47)	(39)
Total current	(58)	(49)	(33)
Deferred:
Federal, state and local	(3)	32	9
International	5	46	8
Total deferred	2	78	17
	$(56)	$29	$(16)

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax (expense) benefit is:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Income tax (expense) benefit at United States statutory rate	$(55)	$42	$14
Tax effect from:
Goodwill impairment	—	(34)	(91)
U.S. income inclusions from foreign subsidiaries	(5)	(27)	(33)
Non-consolidated foreign affiliates	11	11	10
Tax holidays, incentives and minimum tax	14	9	13
Foreign rate variance and enacted rate change	11	13	9
State income taxes	(3)	(1)	(1)
Uncertain tax positions and assessments	(14)	335	25
Valuation allowances	(15)	(327)	36
Other	—	8	2
Income tax (expense) benefit	$(56)	$29	$(16)

The following table summarizes the Company’s total (provision) benefit for income taxes by component:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Income tax (expense) benefit	$(56)	$29	$(16)
Adjustments to goodwill	—	—	20
Allocated to equity:
Postemployment benefits	(83)	(71)	(37)
Derivatives	(2)	18	1
Foreign currency translation	(1)	(2)	4
Valuation allowances	77	29	32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2013	2012
	(Millions of Dollars)
Deferred tax assets
Net operating loss carryforwards	$783	$777
Postemployment benefits, including pensions	291	414
Reorganization costs	27	51
Inventory	48	46
Other temporary differences	98	94
Tax credits	140	126
Total deferred tax assets	1,387	1,508
Valuation allowances for deferred tax assets	(1,151)	(1,223)
Net deferred tax assets	236	285

Deferred tax liabilities
Investment in U.S. subsidiaries	(307)	(307)
Intangible assets	(166)	(199)
Fixed assets	(19)	(30)
Total deferred tax liabilities	(492)	(536)

	$(256)	$(251)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	December 31
	2013	2012
	(Millions of Dollars)
Assets:
Prepaid expenses and other current assets	$40	$42
Other noncurrent assets	87	95
Liabilities:
Long-term portion of deferred income taxes	(383)	(388)
	$(256)	$(251)

The Company continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2013, the Company had valuation allowances of $882 million related to tax loss and credit carryforwards. The current and future provision for income taxes may be significantly impacted by changes to valuation allowances in certain countries. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. The future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. During the current year the Company recorded a $15 million valuation allowance on deferred tax assets that the Company believes are not more likely than not to be realized in the foreseeable future.
At December 31, 2013, the Company had a deferred tax asset before valuation allowance of $923 million for tax loss carryforwards and tax credits, including: $533 million in the United States with expiration dates from 2014 through 2033; $200 million in the United Kingdom with no expiration date; and $190 million in other jurisdictions with various expiration dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Income taxes paid, net of income tax refunds received, were $38 million, $56 million and $43 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company did not record taxes on its undistributed earnings of $824 million at December 31, 2013 since these earnings are considered by the Company to be permanently reinvested. If at some future date these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
As of December 31, 2013, the Company had $761 million of cash and cash equivalents, of which $224 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, the Company asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, the Company will accrue any applicable taxes in the period when the Company no longer intends to indefinitely reinvest these funds. The Company would expect that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
At December 31, 2013, 2012 and 2011, the Company had total unrecognized tax benefits of $78 million, $69 million and $375 million, respectively. Of these totals, $47 million, $39 million and $66 million, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rates. The total unrecognized tax benefits differ from the amounts which would affect the effective tax rates primarily due to the impact of valuation allowances.
A summary of the changes in the gross amount of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 are shown below:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Change in unrecognized tax benefits
Balance at January 1	$69	$375	$399
Additions based on tax positions related to the current year	7	7	6
Additions for tax positions of prior years	6	10	22
Decreases for tax positions of prior years	(4)	(9)	(20)
Decreases for statute of limitations expiration	(1)	(13)	(8)
Settlements	2	(300)	(21)
Impact of currency translation	(1)	(1)	(3)
Balance at December 31	$78	$69	$375
The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2013, 2012 and 2011, the Company recorded $23 million, $15 million and $13 million, respectively, in liabilities for tax-related net interest and penalties on its consolidated balance sheet. During the years ended December 31, 2013, 2012 and 2011, the Company recorded tax expenses related to a net increase (decrease) in its liability for interest and penalties of $8 million, $2 million and $(3) million, respectively.
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
The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $25 million in the next 12 months due to audit settlements or statute expirations, of which approximately $5 million, if recognized, could impact the effective tax rate.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

16. COMMITMENTS AND CONTINGENCIES
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
Total environmental liabilities, determined on an undiscounted basis are included in the consolidated balance sheets as follows:

	December 31,	December 31,
	2013	2012
	(Millions of Dollars)
Other current liabilities	$5	$6
Other accrued liabilities (noncurrent)	9	9
	$14	$15
Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2013, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $44 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	December 31,	December 31,
	2013	2012
	(Millions of Dollars)
Other current liabilities	$4	$3
Other accrued liabilities (noncurrent)	22	26
	$26	$29

The following is a rollforward of the Company’s ARO liability for the two years ended December 31, 2013 (in millions of dollars):

Balance at January 1, 2012	$22
Liabilities incurred	9
Liabilities settled/adjustments	(2)
Balance at December 31, 2012	29
Liabilities incurred	1
Liabilities settled/adjustments	(4)
Balance at December 31, 2013	$26
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

Affiliate Pension Obligations
In July 2013 the Company completed a common stock rights offering. The purchases of shares of common stock in the rights offering increased the indirect control of Mr. Carl C. Icahn to approximately 80.73% of the voting power. As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of December 31, 2013. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $100 million as of December 31, 2013. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.
The current underfunded status of the pension plans of ACF requires it to notify the PBGC of certain “reportable events,” such as if the Company ceases to be a member of the ACF controlled group, or the Company makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.
Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC have undertaken to indemnify Federal-Mogul for any and all liability imposed upon the Company pursuant to the Employee Retirement Income Security Act of 1974, as amended, or any regulation thereunder (“ERISA”) resulting from the Company being considered a member of a controlled group within the meaning of ERISA

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

§ 4001(a)(14) of which American Entertainment Properties Corporation is a member, except with respect to liability in respect to any employee benefit plan, as defined by ERISA § 3(3), maintained by the Company.  Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC are not required to maintain any specific net worth and there can be no guarantee Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC will be able to fund its indemnification obligations to the Company.
Other Matters
The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

17. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX)
The following represents the Company’s changes in accumulated other comprehensive loss ("AOCL") by component for the year ended December 31, 2013:

	Foreign Currency Translation Adjustments	Gains and Losses on Cash Flow Hedges	Post- employment Benefits	Total
	(Millions of Dollars)
Balance at January 1, 2013	$(242)	$(24)	$(584)	$(850)

Other comprehensive (loss) income before reclassifications	(7)	(7)	246	232
Amounts reclassified from AOCL	—	14	(14)	—
Income taxes	—	1	(9)	(8)
Other comprehensive (loss) income	(7)	8	223	224

Balance at December 31, 2013	$(249)	$(16)	$(361)	$(626)

18.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS
Items not reclassified in their entirety out of AOCL to net income for the year ended December 31, 2013 are as follows:

	Year Ended	Affected Line Item in the
	December 31	Statement Where Net Income
	2013	is Presented

Losses on cash flow hedges
Interest rate swap contracts	$(9)	Interest expense, net (Item 1)
Commodity contracts	(5)	Cost of products sold
Total	(14)
Income taxes	(1)	Income tax (expense) benefit
Net of tax	(15)

Postemployment benefits
Recognition of unamortized losses	(4)	Loss from discontinued operations, net of tax
Curtailment gain	19	Loss from discontinued operations, net of tax
Curtailment gain	19	OPEB curtailment gain
Amortization of prior service credits	9	Cost of products sold and Selling, general and administrative expenses ("SG&A")
Amortization of actuarial losses	(29)	Cost of products sold and SG&A
Total	14
Income taxes	9	Income tax (expense) benefit
Net of tax	23

Total reclassifications	$8

Item 1:	See Note 6, Financial Instruments, for additional information.

19. WARRANTS
On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of December 31, 2013.

20. STOCK-BASED COMPENSATION
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Mr. Alapont’s Deferred Compensation Agreement was also amended and restated on March 23, 2010. The amended and restated agreement included no changes that impacted the accounting for this agreement. Mr. Alapont received his payout associated with this agreement of $9.7 million (500,000 shares of stock multiplied by the March 23, 2010 stock price of $19.46) on October 3, 2012. The Company recognized $1 million in expense associated with Mr. Alapont’s Deferred Compensation Agreement during each year ended December 31, 2012 and 2011, respectively. The Deferred Compensation Agreement had an intrinsic value of $9.7 million as of December 31, 2011.
The Deferred Compensation Agreement fair value was estimated using the Monte Carlo valuation model with the following assumptions:

December 31
2012
Exercise price of options connected to deferred compensation	$19.50
Expected volatility	60%
Expected dividend yield .	—%
Risk-free rate over the estimated expected life	0.17%
Expected life (in years)	1.5
Fair value (in millions)	$8.0
Fair value of vested portion (in millions)	$8.0
For the noted valuation, expected volatility is based on the average of five-year historical volatility and implied volatility for a group of comparable auto industry companies as of the measurement date. Risk-free rate is determined based upon U.S. Treasury rates over the estimated expected option lives. Expected dividend yield is zero as the Company has not paid dividends to holders of its common stock in the recent past nor does it expect to do so in the future. Expected option lives are primarily equal to one-half of the time between the measurement date and the end of the option term.
Stock Appreciation Rights
A summary of the Company’s stock appreciation rights (“SARs”) activity on an annual basis for the years ended December 31, 2013, 2012 and 2011 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)
Outstanding at January 1, 2011	401	$17.16
Granted	1,043	21.03
Exercised	(34)	19.49
Forfeited	(22)	20.18
Outstanding at December 31, 2011	1,388	$19.96	3.9	$—
Granted	809	17.64
Forfeited	(311)	18.50
Outstanding at December 31, 2012	1,886	$19.21	3.4	$—
Exercised	(182)	17.48
Forfeited	(445)	19.30
Outstanding at December 31, 2013	1,259	$19.43	2.4	$1

Exercisable at December 31, 2013	831	$19.67	2.2	$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,043,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company recognized SARs expense of $5 million and $1 million for the years ended December 31, 2013 and 2011. The Company recognized SARs income of $4 million for the year ended December 31, 2012. The SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	December 31, 2013			December 31, 2012
	2012 SARs	2011 SARs	2010 SARs	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.16	$17.64	$21.03	$17.16
Expected volatility	48%	48%	48%	56%	56%	56%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected forfeitures	—%	—%	—%	—%	—%	—%
Risk-free rate over the expected life	0.29%	0.14%	0.10%	0.30%	0.23%	0.17%
Expected life (in years)	1.7	1.1	0.6	2.5	1.7	1.1
Fair value (in millions)	$2.6	$2.3	$0.5	$0.8	$0.4	$0.1
Fair value of vested portion (in millions)	$1.1	$1.7	$0.5	$0.2	$0.2	$—

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
The Company recognized $2 million in expense during the year ended December 31, 2011 associated with incentive compensation earned during that year that was paid out through the granting of SARs in February 2012. The Company did not issue SARs in February 2013.

21. INCOME (LOSS) PER SHARE
The following is a reconciliation of the numerators and the denominators of the basic and diluted income (loss) per common share:

	Year Ended December 31
	2013	2012	2011
	(In Millions of Dollars, Except Per Share Amounts)
Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$93	$(98)	$(63)
Loss from discontinued operations, net of tax	(52)	(19)	(27)
Net income (loss)	$41	$(117)	$(90)

Weighted average shares outstanding, basic (in millions)	123.4	98.9	98.9
Incremental shares on assumed conversion of deferred compensation stock (in millions)	—	0.5	0.5
Weighted average shares outstanding, diluted (in millions)	123.4	99.4	99.4

Net income (loss) per share attributable to Federal-Mogul - basic and diluted:
Net income (loss) from continuing operations	$0.75	$(0.99)	$(0.64)
Loss from discontinued operations, net of tax	(0.42)	(0.19)	(0.27)
Net income (loss)	0.33	(1.18)	(0.91)

The Company had losses for the years ended December 31, 2012 and 2011. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share.
Warrants to purchase 6,951,871 common shares were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares during the years ended December 31, 2013, 2012 and 2011. Options to purchase 4,000,000 common shares, which expired on June 29, 2012, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares during the years ended December 31, 2012 and 2011.
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
In addition to other coverage, the Company believes its insurance policies provide for replacement of damaged property, sales value of destroyed inventory, reimbursement for losses due to interruption of business operations, and reimbursement of expenditures incurred to restore operations. In February and April 2012, the Company received cash advances from its insurance carrier of $25 million and $5 million, respectively. The Company is in litigation with the applicable insurance carrier regarding recovery of additional insurance proceeds related to the flood.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The table below provides, by insurance coverage stream, the amount of insurance recoverable recorded as of December 31, 2011 (in millions of dollars):

Real and personal property:
Property, plant and equipment	$13
Inventory	6
Incremental costs incurred to restore operations	2
$21

The following table presents a rollforward of the insurance recoverable for the year ended December 31, 2012 (in millions of dollars):

Insurance recoverable as of December 31, 2012	$21
Cash advance from insurance carrier	(30)
Incremental costs incurred to restore operations	9
Insurance recoverable as of December 31, 2012	$—

23. SUBSEQUENT EVENTS

In January 2014, the Company entered into a definitive purchase agreement to acquire certain business assets of the Honeywell automotive and industrial brake friction business including two recently established manufacturing facilities in China and Romania for a base purchase price of approximately $155 million subject to post-closing adjustments and a potential earn-out payment of up to $5 million, in each case as further enumerated in the purchase agreement. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second half of 2014.
Also in January 2014, the Company entered into a definitive asset purchase agreement to acquire Affinia‘s chassis components business for a base purchase price of $150 million, subject to certain customary closing and post-closing adjustments as further enumerated in the asset purchase agreement. This business serves leading U.S. aftermarket customers with branded and private label chassis product lines. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second half of 2014.

24. OPERATIONS BY REPORTING SEGMENT AND GEOGRAPHIC AREA
The Company operates with two end-customer focused business segments. The Powertrain segment focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA provides supplemental information for management and investors to evaluate the operating performance of its business. Management uses and believes that investors benefit from referring to Operational EBITDA in assessing the Company’s operating results, as well as in planning, forecasting and analyzing future periods as this financial measure approximates the cash flow associated with the operational earnings of the Company. Additionally, Operational EBITDA presents measures of corporate performance exclusive of capital structure and the method by which assets were acquired and financed. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses and the income statement impacts associated with stock appreciation rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Net sales:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Powertrain	$4,173	$3,926	$4,131
Vehicle Components Solutions	2,935	2,853	2,985
Inter-segment eliminations	(322)	(335)	(397)
Total	$6,786	$6,444	$6,719

Cost of products sold:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Powertrain	$(3,656)	$(3,470)	$(3,570)
Vehicle Components Solutions	(2,432)	(2,390)	(2,462)
Inter-segment eliminations	322	335	397
Total Reporting Segment	(5,766)	(5,525)	(5,635)
Corporate	—	(6)	(5)
Total Company	$(5,766)	$(5,531)	$(5,640)

Gross margin:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Powertrain	$517	$456	$561
Vehicle Components Solutions	503	463	523
Total Reporting Segment	1,020	919	1,084
Corporate	—	(6)	(5)
Total Company	$1,020	$913	$1,079

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operational EBITDA and the reconciliation to net income (loss) were as follows:

	Year Ended December 31
	2013	2012	2011
	(Millions of Dollars)
Powertrain	$378	$288	$425
Vehicle Components Solutions	209	200	254
Total Operational EBITDA	587	488	679
Items required to reconcile Operational EBITDA to net income (loss):
Depreciation and amortization	(294)	(285)	(280)
Interest expense, net	(99)	(128)	(127)
Discontinued operations	(52)	(19)	(27)
Restructuring expense, net	(40)	(26)	(5)
Stock appreciation rights	(5)	4	(1)
Adjustment of assets to fair value	(8)	(187)	(279)
Non-service cost components associated with U.S. based funded pension plans	(2)	(35)	(25)
OPEB curtailment gain	19	51	1
Income tax (expense) benefit	(56)	29	(16)
Other	(1)	(2)	(3)
Net income (loss)	$49	$(110)	$(83)

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

	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2013	2012	2013	2012	2011	2013	2012	2011
	(Millions of Dollars)
Powertrain	$3,373	$3,090	$276	$278	$259	$178	$165	$157
Vehicle Components Solutions	3,055	3,226	86	86	68	100	99	102
Total Reporting Segment	6,428	6,316	362	364	327	278	264	259
Corporate	754	516	13	16	14	16	21	21
Discontinued operations	$—	$95	$5	$7	$7	$2	$4	$4
Total Company	$7,182	$6,927	$380	$387	$348	$296	$289	$284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows geographic information:

	Net Sales			Net PPE
	Year Ended December 31			December 31
	2013	2012	2011	2013	2012
	(Millions of Dollars)
United States	$2,516	$2,479	$2,462	$559	$554
Germany	1,326	1,160	1,284	425	399
France	390	365	430	82	93
China	361	288	262	158	126
Mexico	341	312	292	135	122
Belgium	312	286	299	26	24
Italy	286	263	302	73	71
United Kingdom	233	235	268	80	76
India	198	229	251	135	146
Other	823	827	869	365	360
	$6,786	$6,444	$6,719	$2,038	$1,971

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

25. QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected unaudited quarterly operating results of the Company for 2013 and 2012, and the audited results of the Company for the years ended December 31, 2013 and 2012.

	First	Second	Third	Fourth	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2013:
Net sales	$1,659	$1,744	$1,690	$1,694	$6,786
Gross margin	249	278	255	238	1,020

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$17	$61	$31	$(16)	$93
(Loss) income from discontinued operations, net of tax	(51)	(5)	7	(3)	(52)
Net income (loss) attributable to Federal-Mogul	$(34)	$56	$38	$(19)	$41

Net income (loss) per common share attributable to Federal-Mogul - basic and diluted:
Net income (loss) from continuing operations	$0.17	$0.62	$0.21	$(0.11)	$0.75
(Loss) income from discontinued operations, net of tax	(0.51)	(0.05)	0.05	(0.02)	(0.42)
Net income (loss) per basic and diluted share attributable to Federal-Mogul	$(0.34)	$0.57	$0.26	$(0.13)	$0.33

Weighted avg. shares outstanding – basic (in millions)	98.9	98.9	145.0	150.0	123.4
Weighted avg. shares outstanding – diluted (in millions)	98.9	98.9	145.0	150.0	123.4

Stock price:
High	$9.88	$10.39	$17.33	$21.15
Low	$5.98	$4.84	$9.92	$14.97

Dividend per share	—	—	—	—

*	The Company’s results were impacted by the following:

-	Quarter ended December 31, 2013: The Company recognized $20 million of restructuring expense and $15 million of tax expense related to an establishment of a valuation allowance.

-	Quarter ended June 30, 2013: The Company recognized a $19 million OPEB curtailment gain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	First	Second	Third	Fourth	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2012:
Net sales	$1,714	$1,645	$1,545	$1,540	$6,444
Gross margin	273	257	213	170	913

Amounts attributable to Federal-Mogul:
Net (loss) income from continuing operations	$32	$(47)	$(8)	$(75)	$(98)
Loss from discontinued operations, net of tax	—	(12)	(3)	(5)	(19)
Net (loss) income attributable to Federal-Mogul*	$32	$(59)	$(11)	$(80)	$(117)

Net (loss) income per common share attributable to Federal-Mogul - basic:
Net (loss) income from continuing operations	$0.32	$(0.48)	$(0.08)	$(0.76)	$(0.99)
Loss from discontinued operations, net of tax	—	(0.12)	(0.03)	(0.05)	(0.19)
Net (loss) income attributable to Federal-Mogul*	$0.32	$(0.60)	$(0.11)	$(0.81)	$(1.18)

Net (loss) income per common share attributable to Federal-Mogul - diluted:
Net (loss) income from continuing operations	$0.32	$(0.48)	$(0.08)	$(0.76)	$(0.99)
Loss from discontinued operations, net of tax	—	(0.12)	(0.03)	(0.05)	(0.19)
Net (loss) income attributable to Federal-Mogul*	$0.32	$(0.60)	$(0.11)	$(0.81)	$(1.18)

Weighted avg. shares outstanding – basic (in millions)	98.9	98.9	98.9	98.9	98.9
Weighted avg. shares outstanding – diluted (in millions)	99.4	99.4	99.4	99.4	99.4

Stock price:
High	$17.97	$17.20	$11.79	$10.18
Low	$14.80	$9.96	$8.67	$6.90

Dividend per share	—	—	—	—

*	The Company’s results were impacted by the following:

-	Quarter ended December 31, 2012: The Company recognized adjustment of assets to fair value of $20 million, partially offset by $5 million of tax benefit.

-
Quarter ended September 30, 2012: The Company recognized adjustment of assets to fair value of $53 million, partially offset by $7 million of tax benefit. This net charge was more than offset by the Company's recognition of a $51 million OPEB curtailment gain with no tax impact.

-	Quarter ended June 30, 2012: The Company recognized adjustment of assets to fair value of $112 million, partially offset by $5 million of tax benefit.

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
As of December 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013, at the reasonable assurance level previously described.
Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included within this Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2013. The Company’s independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Daniel A. Ninivaggi Age 48
Mr. Ninivaggi joined the Company as co-chief executive officer and chief executive officer of the Vehicle Components Solutions Segment in February 2014. Prior to joining the Company, Mr. Ninivaggi served as President of Icahn Enterprises L.P. and its general partner, Icahn Enterprises G.P. Inc., since April 2010, as its chief executive officer, since August 2010, and as a director since March 2012. Icahn Enterprises is a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion.

From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, a global supplier of automotive seating and electrical power management systems and components, including as General Counsel from 2003 through 2007, as Senior Vice President from 2004 until 2006, and most recently as Executive Vice President and Chief Administrative Officer from 2006 to 2009. Lear Corporation filed for bankruptcy in July 2009 and emerged in November 2009. Prior to joining Lear Corporation, from 1998 to 2003, Mr. Ninivaggi was a partner with the law firm of Winston & Strawn LLP, specializing in corporate finance, mergers and acquisitions, and corporate governance. Mr. Ninivaggi also served as Of Counsel to Winston & Strawn LLP from July 2009 to March 2010.

Mr. Ninivaggi has been a director of: CVR Energy, Inc., an independent petroleum refiner and marketer of high value transportation fuels, since May 2012; CVR GP, LLC, the general partner of CVR Partners LP, a nitrogen fertilizer company, since May 2012; Viskase Companies, Inc., a meat casing company, since June 2011; XO Holdings, a competitive provider of telecom services, since August 2010; and Federal-Mogul Corporation, a supplier of automotive powertrain and safety components, since March 2010. From January 2011 to May 2012, Mr. Ninivaggi served as the Interim President and Interim Chief Executive Officer, and since January 2011, he has served as a director, of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts.

Mr. Ninivaggi was previously a director of: Motorola Mobility Holdings, Inc., a provider of mobile communication devices, video and data delivery solutions, from December 2010 to May 2012; and CIT Group Inc., a bank holding company, from December 2009 to May 2011.

CVR Energy, CVR Partners, Viskase Companies, XO Holdings, Federal-Mogul and Tropicana Entertainment are each indirectly controlled by Mr. Carl C. Icahn. Mr. Icahn previously had interests in Motorola Mobility and CIT Group through the ownership of securities.

Mr. Ninivaggi received a B.A. in History from Columbia University in 1986, a Masters of Business Administration from the University of Chicago in 1988 and a J.D. from Stanford Law School in 1991.

Rainer Jueckstock Age 54
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

Scott Pepin Age 46
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

Brett D. Pynnonen Age 45
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

Jérôme Rouquet Age 46
Mr. Rouquet has served as senior vice president, finance, Vehicle Component Solutions, and controller and chief accounting officer of the Company since December 2013. Previously, he was interim Chief Financial Officer of the Company from August to December 2013; vice president, controller and chief accounting officer of the company since August 2010; and chief financial officer, Vehicle Component Solutions since July 2012. Mr. Rouquet joined the Company in 1996 and held various finance positions of increasing responsibility at regional and group levels across multiple product lines and business units, ultimately serving as Finance Director, Vehicle Safety and Protection. Mr. Rouquet graduated in 1990 from the Institut Superieur de Gestion in Paris, France.

Rajesh Shah Age 62
Mr. Shah has served as senior vice president and chief financial officer of the company since December 2013. Previously, Mr. Shah served as executive vice president and chief financial officer at X-Rite, an industrial technology business. Prior to that, he held various executive-level positions in finance at companies such as Cadence Innovation, LLC; Remy International, Inc.; Collins & Aikman; UT Automotive; Varity Corporation; and Kelsey Hayes Group. Mr. Shah is a chartered accountant in both India and Canada. He earned a bachelor’s degree from Bombay University, Bombay (Mumbai) India; and a master’s degree from Bowling Green University, Bowling Green, Ohio.

ITEM 11. EXECUTIVE COMPENSATION
Information with respect to compensation of executive officers and directors of the Company under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” in the Company’s proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE
Term Loan Backstop Commitment
The Company has $1,694 million of short-term debt as of December 31, 2013, of which $1,597 million relates to the tranche B term loan that matures on December 27, 2014. On December 6, 2013, High River Limited Partnership (“High River”), an affiliate of Mr. Carl C. Icahn and the Company’s largest stockholder, provided a backstop commitment letter (the "Backstop Commitment") in favor of the Company with respect to its existing tranche B term loan. The Backstop Commitment provides that if the Company is unable to refinance its tranche B term loan on or prior to September 27, 2014, High River or an affiliate thereof with at least the same net worth (the “Provider”) will provide loan financing of up to $1.6 billion to the Company and its subsidiaries on arms-length terms to provide the funding necessary to repay the tranche B term loan. The High River loan will be subject to negotiation and execution of definitive documentation to be approved by the independent directors of the Company.
Tax Allocation Agreement
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
In December, 2012, Icahn Sourcing advised the Company that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. In addition to the minority equity interest held by the Company, certain subsidiaries of Icahn Enterprises Holdings, including CVR, Tropicana, ARI, Viskase PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain operating expenses of Insight Portfolio Group’s in 2013.
The Company’s payments to Insight Portfolio Group were less than $0.5 million during 2013. The Company anticipates its 2014 payments to Insight Portfolio Group to be similar to the amounts paid in 2013.
Affiliate Pension Obligations
In July 2013 the Company completed a common stock rights offering. The purchases of shares of common stock in the rights offering increased the indirect control of Mr. Carl C. Icahn to approximately 80.73% of the voting power. As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of December 31, 2013. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $100 million as of December 31, 2013. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.
The current underfunded status of the pension plans of ACF requires it to notify the PBGC of certain “reportable events,” such as if the Company ceases to be a member of the ACF controlled group, or the Company makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.
Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC have undertaken to indemnify Federal-Mogul for any and all liability imposed upon the Company pursuant to the Employee Retirement Income Security Act of 1974, as amended, or any regulation thereunder (“ERISA”) resulting from the Company being considered a member of a controlled group within the meaning of ERISA § 4001(a)(14) of which American Entertainment Properties Corporation is a member, except with respect to liability in respect to any employee benefit plan, as defined by ERISA § 3(3), maintained by the Company.  Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC are not required to maintain any specific net worth and there can be no guarantee Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC will be able to fund its indemnification obligations to the Company.
Additional Information
Additional information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for the 2014 annual meeting of stockholders under the captions “Director Independence and Controlled Company Status” and “Certain Relationships and Related-Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the fees and services of the Company’s principal accountant under the caption “Fees of Independent Registered Public Accounting Firm” in the Company’s proxy statement for the 2014 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report:

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(Millions of Dollars)
Year ended December 31, 2013:
Valuation allowance for trade receivables	$13	$3	$—	$(5)	(1)	$11

Year ended December 31, 2012:
Valuation allowance for trade receivables	$13	$2	$—	$(2)	(1)	$13

Year ended December 31, 2011:
Valuation allowance for trade receivables	$13	$3	$—	$(3)	(1)	$13

(1)	Uncollectible accounts charged off net of recoveries.

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

10.2
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

10.4
Indenture by and among the Company, Guarantors therein and U.S. Bank National Association, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.13 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.5
$140 Million Loan Agreement by and between the Company and the Federal-Mogul Asbestos Personal Injury Trust, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.14 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.6
$125 Million Loan Agreement by and between the Company and the Federal-Mogul Asbestos Personal Injury Trust, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.15 to the Company’s Current Report on Form 8-K dated December 27, 2007.)

10.7	Federal-Mogul Corporation 2010 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2010). †

10.8	Form of Stock Appreciation Rights Agreement (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2010). †

10.9
Employment Agreement by and between the Company and Rainer Jueckstock dated as of April 1, 2012. (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2012). †

10.10	Federal-Mogul 2013 VCS Management Incentive Plan (MIP). †

10.11	Federal-Mogul 2013 Powertrain Management Incentive Plan (MIP). †

10.12	Federal-Mogul 2013 Corporate Management Incentive Plan (MIP). †

10.13
Replacement Revolving Facility dated December 6, 2013, which is an amendment of the Term Loan and Revolving Credit Agreement, dated as of December 27, 2007, among the Company, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013 and filed with the Securities and Exchange Commission on December 9, 2013).

	10.14
Backstop Commitment Letter, dated December 6, 2013, by High River Limited Partnership in favor of the Company (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 6, 2013 and filed with the Securities and Exchange Commission on December 9, 2013).

*	10.15	Employment Agreement by and between the Company and Rajesh K. Shah dated as of December 9, 2013. †

	10.16
Employment Agreement by and between the Company and Daniel A. Ninivaggi dated as of February 5, 2014. (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 4, 2104 and filed with the Securities and Exchange Commission on February 10, 2014). †

*	10.17	Federal-Mogul Corporation 2010 Stock Incentive Plan 2014-15 EVA Award Agreement - Powertrain Segment. †

*	21	Subsidiaries of the Registrant.

*	23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

*	23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP

*	24	Powers of Attorney.

*	31.1	Certification by the Company’s Co-Chief Executive Officer pursuant to Rule 13a-14

*	31.2	Certification by the Company’s Co-Chief Executive Officer pursuant to Rule 13a-14

*	31.3	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*	32	Certification by the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*	101
Financial statements from the annual report on Form 10-K of Federal-Mogul Corporation for the year ended December 31, 2013, filed on February 24, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive (Loss) Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows (v) the Consolidated Statements of Shareholders’ Equity and (vi) the Notes to the Consolidated Financial Statements filed herewith.

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
FEDERAL-MOGUL CORPORATION

By:	/s/ Rajesh Shah
Rajesh Shah
Senior Vice President and
Chief Financial Officer

Dated: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel A. Ninivaggi	Co-Chief Executive Officer, Federal-Mogul Corporation Chief Executive Officer, Vehicle Components Solutions Division, Director	February 24, 2014
Daniel A. Ninivaggi

/s/ Rainer Jueckstock	Co-Chief Executive Officer, Federal-Mogul Corporation Chief Executive Officer, Vehicle Powertrain Division, Director	February 24, 2014
Rainer Jueckstock

/s/ Rajesh Shah	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2014
Rajesh Shah

/s/ Jérôme Rouquet	Senior Vice President and Controller (Principal Accounting Officer)	February 24, 2014
Jérôme Rouquet

/s/ Carl C. Icahn	Director	February 24, 2014
Carl C. Icahn

*	Director	February 24, 2014
George Feldenkreis

/s/ SungHwan Cho	Director	February 24, 2014
SungHwan Cho

/s/ Hunter C. Gary	Director	February 24, 2014
Hunter C. Gary

*	Director	February 24, 2014
J. Michael Laisure

*	Director	February 24, 2014
Neil S. Subin

*	Director	February 24, 2014
James H. Vandenberghe

*By /s/ Brett D. Pynnonen (Brett D. Pynnonen, Attorney-in-fact)