Form 10-Q
period 2014-03-31
Federal-Mogul Holdings Corp
filed 2014-04-23
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-34029

FEDERAL-MOGUL HOLDINGS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	46-5182047
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

26555 Northwestern Highway, Southfield, Michigan	48033
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of April 21, 2014, there were 150,029,244 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL HOLDINGS CORPORATION
Form 10-Q
For the Three Months Ended March 31, 2014

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars,
	Except per Share Amounts)

Net sales	$1,779	$1,659
Cost of products sold	(1,506)	(1,410)

Gross margin	273	249

Selling, general and administrative expenses	(181)	(184)
Interest expense, net	(22)	(29)
Equity earnings of non-consolidated affiliates	14	9
Amortization expense	(12)	(12)
Restructuring expense, net	(8)	(8)
Other (expense) income, net	(6)	5

Income from continuing operations before income taxes	58	30
Income tax expense	(17)	(11)

Net income from continuing operations	41	19
Loss from discontinued operations, net of income tax	—	(51)
Net income (loss)	41	(32)

Less net income attributable to noncontrolling interests	(1)	(2)
Net income (loss) attributable to Federal-Mogul	$40	$(34)

Amounts attributable to Federal-Mogul:
Net income from continuing operations	$40	$17
Loss from discontinued operations, net of income tax	—	(51)
Net income (loss)	$40	$(34)

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income from continuing operations	$0.27	$0.17
Loss from discontinued operations, net of income tax	—	(0.51)
Net income (loss)	$0.27	$(0.34)
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Net income (loss)	$41	$(32)

Other comprehensive income (loss):

Foreign currency translation adjustments and other	(4)	(40)

Postemployment benefits:
Net unrealized postemployment benefits credits arising during period	—	4
Reclassification of net postemployment benefits costs included in net income (loss) during period	2	8
Income taxes	—	—
Postemployment benefits, net of tax	2	12

Hedge instruments:
Net unrealized hedging losses arising during period	(2)	(1)
Reclassification of net hedging losses included in net income during period	2	7
Income taxes	—	—
Hedge instruments, net of tax	—	6

Other comprehensive loss, net of tax	(2)	(22)

Comprehensive income (loss)	39	(54)

Less comprehensive income attributable to noncontrolling interests	—	—

Comprehensive income (loss) attributable to Federal-Mogul	$39	$(54)
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31	December 31
	2014	2013
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$652	$761
Accounts receivable, net	1,427	1,324
Inventories, net	1,099	1,068
Prepaid expenses and other current assets	240	224
Total current assets	3,418	3,377

Property, plant and equipment, net	2,059	2,038
Goodwill and other indefinite-lived intangible assets	1,027	1,017
Definite-lived intangible assets, net	348	356
Investments in non-consolidated affiliates	265	253
Other noncurrent assets	141	141
	$7,258	$7,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$97	$1,694
Accounts payable	854	799
Accrued liabilities	437	454
Current portion of pensions and other postemployment benefits liability	44	44
Other current liabilities	151	147
Total current liabilities	1,583	3,138

Long-term debt	2,512	905
Pensions and other postemployment benefits liability	1,009	1,028
Long-term portion of deferred income taxes	385	383
Other accrued liabilities	129	127

Shareholders’ equity:
Preferred stock ($0.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($0.01 par value; 450,100,000 authorized shares; 151,624,744 issued shares and 150,029,244 outstanding shares as of March 31, 2014 and December 31, 2013)	2	2
Additional paid-in capital, including warrants	2,649	2,649
Accumulated deficit	(478)	(518)
Accumulated other comprehensive loss	(627)	(626)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	1,529	1,490
Noncontrolling interests	111	111
Total shareholders’ equity	1,640	1,601
	$7,258	$7,182
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income (loss)	$41	$(32)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	80	71
Change in postemployment benefits	(17)	(20)
Equity earnings of non-consolidated affiliates	(14)	(9)
Restructuring expense, net	8	8
Payments against restructuring liabilities	(10)	(6)
Deferred tax benefit	(1)	1
Adjustment of assets to fair value	1	—
Net loss from business dispositions	—	47
Changes in operating assets and liabilities:
Accounts receivable	(105)	(134)
Inventories	(28)	(68)
Accounts payable	83	96
Other assets and liabilities	(21)	(4)
Net Cash Provided From (Used By) Operating Activities	17	(50)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(96)	(93)
Payments to acquire businesses, net of cash acquired	(25)	—
Net proceeds from sales of property, plant and equipment	4	—
Net payments associated with business dispositions	—	(40)
Capital investment in non-consolidated affiliate	—	(3)
Net Cash Used By Investing Activities	(117)	(136)

Cash Provided From (Used By) Financing Activities
Principal payments on term loans	(3)	(7)
Decrease in other long-term debt	(2)	—
(Decrease) increase in short-term debt	(1)	14
Net remittances on servicing of factoring arrangements	(2)	(6)
Net Cash (Used By) Provided From Financing Activities	(8)	1

Effect of foreign currency exchange rate fluctuations on cash	(1)	(13)

Decrease in cash and equivalents	(109)	(198)
Cash and equivalents at beginning of period	761	467
Cash and equivalents at end of period	$652	$269

See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

1.	BASIS OF PRESENTATION
Holding Company Reorganization: On April 15, 2014, Federal-Mogul Corporation completed a holding company reorganization (the “Reorganization”). As a result of the Reorganization, the outstanding shares of Federal-Mogul Corporation common stock were automatically converted on a one-for-one basis into shares of Federal-Mogul Holdings Corporation common stock, and all of the stockholders of Federal-Mogul Corporation immediately prior to the Reorganization automatically became stockholders of Federal-Mogul Holdings Corporation. The rights of stockholders of Federal-Mogul Holdings Corporation are generally governed by Delaware law and Federal-Mogul Holdings Corporation’s certificate of incorporation and bylaws, which are the same in all material respects as those of Federal-Mogul Corporation immediately prior to the Reorganization. In addition, the board of directors of Federal-Mogul Holdings Corporation and its Audit Committee and Compensation Committee are composed of the same members as the board of directors, Audit Committee and Compensation Committee of Federal-Mogul Corporation prior to the Reorganization.
Information presented herein refers to Federal-Mogul Corporation. In addition, references herein to the “Company,” “Federal-Mogul,” “we,” “us,” “our” refer to Federal-Mogul Corporation for the period prior to the effective time of the Reorganization on April 15, 2014 and to Federal-Mogul Holdings Corporation for the period after the effective time of the Reorganization.
Interim Financial Statements: The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, comprehensive income, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.
Principles of Consolidation: The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s joint ventures are businesses established and maintained in connection with The Company's operating strategy. All intercompany transactions and balances have been eliminated.
Reclassifications: Certain prior period amounts have been reclassified to conform with the presentation used in this filing. See Note 4, Discontinued Operations, for further details.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.
Controlling Ownership: As of March 31, 2014, Mr. Carl C. Icahn indirectly controls approximately 80.73% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.
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

Related Party: Insight Portfolio Group LLC (“Insight Portfolio Group”) is an entity formed by Mr. Icahn in order to maximize the potential buying power of a group of entities with which Mr. Icahn has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses beginning in 2013. In addition to the minority equity interest held by the Company, certain subsidiaries of Icahn Enterprises Holdings, including CVR, Tropicana, ARI, Viskase PSC Metals and WPH also acquired minority equity interests in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses. A number of other entities with which Mr. Icahn has a relationship also acquired equity interests in Insight Portfolio Group and also agreed to pay certain operating expenses.
The Company’s payments to Insight Portfolio Group were less than $0.5 million during 2013. The Company anticipates its 2014 payments to Insight Portfolio Group to be similar to the amounts paid in 2013.

Pending Acquisitions: In January 2014, the Company entered into a definitive purchase agreement to acquire certain business assets of the Honeywell automotive and industrial brake friction business including two recently established manufacturing facilities in China and Romania for a base purchase price of approximately $155 million subject to post-closing adjustments and a potential earn-out payment of up to $5 million, in each case as further enumerated in the purchase agreement. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second half of 2014.
Also in January 2014, the Company entered into a definitive asset purchase agreement to acquire Affinia‘s chassis components business for a base purchase price of $150 million, subject to certain customary closing and post-closing adjustments as further enumerated in the asset purchase agreement. This business serves leading U.S. aftermarket customers with branded and private label chassis product lines. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second quarter of 2014.
Divestitures: In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. In March 2013, the Company divested its sintered components operations located in France. In June 2013, the Company divested its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. In September 2013, the Company divested its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States. These divestitures have been presented as discontinued operations in the consolidated statements of operations. See Note 4, Discontinued Operations, for further details.
Factoring of Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Gross accounts receivable factored	$315	$271
Gross accounts receivable factored, qualifying as sales	303	258
Undrawn cash on factored accounts receivable	—	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$410	$333
Losses on sales of account receivables	(2)	(1)

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $21 million at both March 31, 2014 and December 31,

2013. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.
The losses on sales of accounts receivable are associated with receivables factoring are recorded in the consolidated statements of operations within “Other (expense) income, net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and, as such, a servicing asset or liability is not incurred as a result of such activities.
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
Noncontrolling Interests: The following table presents a rollforward of the changes in noncontrolling interests:

Three Months
Ended
March 31
2014
(Millions of Dollars)

Equity balance of non-controlling interests as of December 31, 2013	$111

Comprehensive income (loss):
Net income	1
Foreign currency adjustments and other	(1)

Equity balance of non-controlling interests as of March 31, 2014	$111

New Accounting Pronouncements: In February 2013, the FASB issued Accounting Standard Update ("ASU") No. 2013-4, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of: a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The adoption of this guidance had no impact on the Company's financial position, results of operations, comprehensive income, cash flows and disclosures.
In March 2013, the FASB issued ASU No. 2013-5, Liabilities (Topic 830): Parent’s Accounting for Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the release of any cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in foreign entity. The adoption of this guidance had no impact on the Company's financial position, results of operations, comprehensive income, cash flows and disclosures.
In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2013 and changes the presentation of unrecognized tax benefits. The adoption of this guidance had no impact on the Company's disclosures.
In April 2014, the FASB issued ASU No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU is effective within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015 with early adoption permitted in certain circumstances. This ASU changes the requirements for reporting discontinued operations. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, comprehensive income, cash flows and/or disclosures.

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
Restructuring opportunities include potential plant closures and employee headcount reductions in various countries that require consultation with various parties including, but not limited to, unions/works councils, local governments and/or customers. The consultation process can take a significant amount of time and impact the final outcome and timing. The Company's policy is to record a provision for qualifying restructuring costs in accordance with the applicable accounting guidance when the outcome of such consultations becomes probable. During the first quarter of 2014, the Company entered into consultation with works council for one of its French facilities to potentially cease operations; however, the outcome of such consultation is not yet probable, but could require a restructuring reserve in the period in which the good faith negotiations conclude.
Management expects to finance its restructuring programs through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.
The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the three months ended March 31, 2014 by reporting segment. “PT,” represents Powertrain and “VCS” represents Vehicle Components Solutions.

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2014	$8	$14	$22	$2	$24
Provisions	3	4	7	1	8
Payments	(3)	(6)	(9)	(1)	(10)
Balance at March 31, 2014	$8	$12	$20	$2	$22

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the three months ended March 31, 2014. As the table reflects, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2014	$24	$—	$24
Provisions	7	1	8
Payments	(9)	(1)	(10)
Balance at March 31, 2014	$22	$—	$22

The Company recognized net restructuring expenses of $8 million related to headcount reductions during the three months ended March 31, 2013.

Activities under “Restructuring 2013” Program
In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities in order to improve operating performance. The Company obtained Board approval to commence a restructuring plan (“Restructuring 2013”), which is intended to take place from 2013-2015.
The following table provides a quarterly summary of the Company’s Restructuring 2013 liabilities and related activity as of and for the three months ended March 31, 2014:

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2014	$7	$14	$21	$2	$23
Provisions	2	2	4	—	4
Payments	(2)	(6)	(8)	(1)	(9)
Balance at March 31, 2014	$7	$10	$17	$1	$18

The following table provides a summary of the Company’s Restructuring 2013 liabilities and related activity for each type of exit cost as of and for the three months ended March 31, 2014:

	Employee Costs	Facility Costs	Total
	(Millions of Dollars)
Balance at January 1, 2014	$23	$—	$23
Provisions	3	1	4
Payments	(8)	(1)	(9)
Balance at March 31, 2014	$18	$—	$18

Net Restructuring 2013 costs by type of exit cost are as follows:

	Total Expected Costs	Costs in 2013	First Quarter 2014	Estimated Additional Charges
	(Millions of dollars)
Employee costs	$58	$38	$3	$17
Facility costs	15	1	1	13
	$73	$39	$4	$30

3.	OTHER (EXPENSE) INCOME, NET
The specific components of “Other (expense) income, net” are as follows:

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Foreign currency exchange	$(3)	$1
Losses on sales of account receivables	(2)	(1)
Third-party royalty income	2	2
Adjustment of assets to fair value	(1)	—
Other	(2)	3
	$(6)	$5

4.	DISCONTINUED OPERATIONS
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses not core to the Company’s long-term portfolio may be considered for divestiture or other exit activities.
During March 2013, the Company’s Powertrain Segment completed the divestiture of its sintered components operations located in France. This disposal resulted in a $47 million net loss (no income tax impact), which is included in “Loss from discontinued operations, net of income tax” during the three months ended March 31, 2013.
The Company also divested its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom during the second quarter of 2013 and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States, during the third quarter of 2013.
Operating results related to discontinued operations are as follows:

Three Months Ended
March 31
2013
(Millions of Dollars)
Net sales	$54
Cost of products sold	(55)
Gross margin	(1)
Selling, general and administrative expenses	(3)
Operating loss (no income tax impact)	(4)
Loss on sale of discontinued operations (no income tax impact )	(47)
Loss from discontinued operations, net of income tax	$(51)

5.	FINANCIAL INSTRUMENTS
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

Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Combined notional value	$52	$51
Combined notional value designated as hedging instruments	52	51
Unrealized net losses recorded in “Accumulated other comprehensive loss”	(2)	(1)

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
Information regarding the Company’s outstanding foreign currency hedge contracts is as follows:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Combined notional value	$9	$12
Combined notional value designated as hedging instruments	9	12
Unrealized net losses recorded in “Accumulated other comprehensive loss”	—	(1)

Substantially all of the foreign currency price hedge contracts mature within one year.
During 2013, foreign currency contracts not designated as hedging instruments were entered into by the Company in order to offset fluctuations in consolidated earnings caused by changes in currency rates used to translate earnings at foreign subsidiaries into U.S. dollars over 2013. These contracts were not designated as hedging instruments for accounting purposes and were marked to market through the income statement.

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

Other
The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Other (expense) income, net” Derivative gains and losses included in “Accumulated other comprehensive loss” for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Other (expense) income, net” for outstanding hedges and either “Cost of products sold” or “Other (expense) income, net” upon hedge maturity.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during the three months ended March 31, 2014. Two VCS customers account for approximately 22% of the Company’s net accounts receivable balance as of March 31, 2014. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.
The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31	December 31	Balance Sheet	March 31	December 31
	Location	2014	2013	Location	2014	2013
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Commodity contracts	Other current liabilities	$1	$1	Other current liabilities	$(3)	$(2)
Foreign currency contracts	Other current liabilities	—	—	Other current liabilities	—	(1)
		$1	$1		$(3)	$(3)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the three months ended March 31, 2014:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
	(Millions of Dollars)
Commodity contracts	$(2)	Cost of products sold	$(1)
Foreign currency contracts	—	Cost of products sold	(1)
	$(2)		$(2)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the three months ended March 31, 2013:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$1	Interest expense, net	$(7)
Commodity contracts	(2)	Cost of products sold	—
	$(1)		$(7)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		(Millions of Dollars)
Foreign currency contracts	Other (expense) income, net	$3

6.	FAIR VALUE MEASUREMENTS
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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at March 31, 2014 and December 31, 2013 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
March 31, 2014
Commodity contracts	$(2)	$(2)	C

December 31, 2013
Commodity contracts	(1)	(1)	C
Foreign currency contracts	(1)	(1)	C

The Company calculates the fair value of its commodity contracts and foreign currency contracts using quoted commodity forward rates and quoted currency forward rates, respectively, to calculate forward values, and then discounts the forward values.
The discount rates for all derivative contracts are based on quoted bank deposit rates. For contracts which, when aggregated by counterparty, are in a liability position, the rates are adjusted by the credit spread that market participants would apply if buying these contracts from the Company’s counterparties.

7.	INVENTORIES
Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at March 31, 2014 and December 31, 2013. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Raw materials	$208	$207
Work-in-process	175	160
Finished products	835	819
	1,218	1,186
Inventory valuation allowance	(119)	(118)
	$1,099	$1,068

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
At March 31, 2014 and December 31, 2013, goodwill and other indefinite-lived intangible assets consist of the following:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(Millions of Dollars)
Goodwill	$1,370	$(570)	$800	$1,362	$(570)	$792
Trademarks and brand names	425	(198)	227	423	(198)	225
	$1,795	$(768)	$1,027	$1,785	$(768)	$1,017

At March 31, 2014 and December 31, 2013, definite-lived intangible assets consist of the following:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Customer relationships	$559	$(262)	$297	$555	$(252)	$303
Developed technology	116	(65)	51	116	(63)	53
	$675	$(327)	$348	$671	$(315)	$356

The Company’s net goodwill balances by reporting segment are as follows:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Powertrain	$495	$487
Vehicle Components Solutions	305	305
	$800	$792

The Company’s net trademarks and brand names balances by reporting segment are as follows:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Vehicle Components Solutions	$222	$222
Powertrain	5	3
	$227	$225

The following is a quarterly summary of the Company’s goodwill and other intangible assets (net) as of and for the three months ended March 31, 2014:

			Total
			Goodwill
			and	Definite-
		Trademarks	Indefinite-	Lived
		and	Lived	Intangibles
	Goodwill	Brand Names	Intangibles	(Net)
	(Millions of Dollars)
Balance at January 1, 2014	$792	$225	$1,017	$356
Acquisitions	7	3	10	3
Amortization expense	—	—	—	(12)
Foreign currency	1	(1)	—	1
Balance at March 31, 2014	$800	$227	$1,027	$348

The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

9.	INVESTMENT IN NON-CONSOLIDATED AFFILIATES
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
The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Investments in non-consolidated affiliates	$265	$253

Direct ownership percentages	2% to 50%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Equity earnings of non-consolidated affiliates	$14	$9

Cash dividends received from non-consolidated affiliates	—	—

The following table presents selected aggregated financial information of the Company’s non-consolidated affiliates:

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Statements of Operations
Sales	$221	$196
Gross margin	47	36
Income from continuing operations	38	25
Net income	33	21

10.	ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Accrued compensation	$184	$169
Accrued rebates	92	125
Non-income taxes payable	42	41
Alleged defective products	29	30
Restructuring liabilities	22	24
Accrued product returns	21	21
Accrued professional services	21	21
Accrued income taxes	21	17
Accrued warranty	5	6
	$437	$454

11.	DEBT
On December 6, 2013, the Company entered into an amendment (the “Revolver Amendment”) of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Credit Agreement”), among the Company, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Replacement Revolving Facility”). The Revolver Amendment, among other things, (i) increased the aggregate commitments available under the Replacement Revolving Facility from $540 million to $550 million, (ii) extended the maturity date of the Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amended the Company’s borrowing base to provide the Company with additional liquidity.
Advances under the Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.50% to 2.00% based on the average monthly availability under the Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Revolver Amendment.
Under certain limited circumstances the maturity date of the Replacement Revolving Facility may be accelerated. In the event that as of a particular determination date more than $300 million aggregate principal amount of the Company’s existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Replacement Revolving Facility will mature on such determination date. See Note 20, Subsequent Event, for details about a subsequent amendment to the Credit Agreement.
The Revolver Amendment did not alter the Company’s existing tranche B or tranche C term loans under the Credit Agreement. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All term loans bear interest at LIBOR plus 1.9375%. See Note 20, Subsequent Event, for details about a subsequent amendment to the Credit Agreement.
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

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Amortization of fair value adjustment	$6	$5

Debt consists of the following:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Term loans under Credit Agreement:
Tranche B term loan *	$1,597	$1,597
Tranche C term loan	938	940
Debt discount	(24)	(30)
Other debt, primarily foreign instruments ^	98	92
	2,609	2,599
Less: short-term debt, including current maturities of long-term debt *	(97)	(1,694)
Total long-term debt	$2,512	$905

* The Tranche B term loan is excluded from short-term debt as the Company's term loans were successfully refinanced in April 2014. See Note 20, Subsequent Event, for further details.
^ The Company assumed $10 million of pre-existing debt associated with its January 2014 acquisition of DZV, a Russian bearings manufacturer.

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
The Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. Per the terms of the credit facility, $50 million of the tranche C term loan proceeds were deposited in a term letter of credit account. The Company was in compliance with all debt covenants as of March 31, 2014 and December 31, 2013.
The Replacement Revolving Facility has an available borrowing base of $550 million as of both March 31, 2014 and December 31, 2013. The Company had $38 million and $39 million of letters of credit outstanding as of March 31, 2014 and December 31, 2013, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.
Estimated fair values of the Company’s term loans under the Credit Agreement were:

	Estimated Fair Value (Level 1)	Fair Value in Excess of Carrying Value	Valuation Technique
	(Millions of Dollars)
March 31, 2014
Debt Facilities	$2,522	$11	A

December 31, 2013
Debt Facilities	$2,520	$13	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of March 31, 2014 and December 31, 2013. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 6, Fair Value Measurements, for definitions of input levels and valuation techniques.

12.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS
The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world.
Components of net periodic benefit cost (credit) for the three months ended March 31 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2014	2013	2014	2013	2014	2013
	(Millions of Dollars)
Service cost	$1	$1	$3	$3	$—	$—
Interest cost	13	12	4	4	3	4
Expected return on plan assets	(16)	(14)	—	(1)	—	—
Amortization of actuarial losses	1	3	1	2	1	2
Amortization of prior service credits	—	—	—	—	(1)	(3)
Net periodic benefit cost (credit)	$(1)	$2	$8	$8	$3	$3

13.	INCOME TAXES
For the three months ended March 31, 2014, the Company recorded income tax expense of $(17) million on income from continuing operations before income taxes of $58 million. This compares to income tax expense of $(11) million on income from continuing operations before income taxes of $30 million in the same period of 2013. Income tax expenses for the three months ended March 31, 2014 and 2013 differ from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits.
During the three months ended March 31, 2014, the Company effectively settled tax positions through examination. As a result, $20 million of unrecognized tax benefits were resolved unfavorably with the taxing authority.
On July 11, 2013, the Company became part of an affiliated group of corporations as defined in Section 1504 of the Internal Revenue Code of 1986 ("the Code"), as amended, of which American Entertainment Properties Corp. (“AEP”), a wholly owned subsidiary of Icahn Enterprises, is the common parent. The Company subsequently entered into a tax allocation agreement (the “Tax Allocation Agreement”) with AEP. Pursuant to the Tax Allocation Agreement, AEP and the Company have agreed to the allocation of certain income tax items. The Company will join AEP in the filing of AEP’s federal consolidated return and certain state consolidated returns. In those jurisdictions where the Company is filing consolidated returns with AEP, the Company will pay to AEP any tax it would have owed had it continued to file separately. To the extent that the AEP consolidated group is able to reduce its tax liability as a result of including the Company in its consolidated group, AEP will pay the Company an amount equal to 20% of such reduction and the Company will carryforward for its own use under the Tax Allocation Agreement 80% of the items that caused the tax reduction (the “Excess Tax Benefits”). While a member of the AEP affiliated group the Company will reduce the amounts it would otherwise owe AEP by the Excess Tax Benefits. Moreover, if the Company should ever become deconsolidated from AEP, AEP will reimburse the Company for any tax liability in post-consolidation years the Company would not have paid had it actually had the Excess Tax Benefits for its own use. The cumulative payments to the Company by AEP post-consolidation cannot exceed the cumulative reductions in tax to the AEP group resulting from its use of the Excess Tax Benefits. Separate return methodology will be used in determining income taxes.

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
Total environmental liabilities, determined on an undiscounted basis, are included in the consolidated balance sheets as follows:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Other current liabilities	$5	$5
Other accrued liabilities (noncurrent)	9	9
	$14	$14

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2014, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $45 million.

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
The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Other current liabilities	$4	$4
Other accrued liabilities (noncurrent)	22	22
	$26	$26

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

Affiliate Pension Obligations

In July 2013, the Company completed a common stock rights offering. The purchases of shares of common stock in the rights offering increased the indirect control of Mr. Carl C. Icahn to approximately 80.73% of the voting power. As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of March 31, 2014. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $77 million as of March 31, 2014. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.

The current underfunded status of the pension plans of ACF requires it to notify the PBGC of certain “reportable events” such as if the Company ceases to be a member of the ACF controlled group, or the Company makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.
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

15.	CHANGES IN OTHER ACCUMULATED COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX)
The following represents the Company’s changes in accumulated other comprehensive loss ("AOCL") by component for the three months ended March 31, 2014:

	Foreign Currency Translation Adjustments	Gains and Losses on Cash Flow Hedges	Post- employment Benefits	Total
	(Millions of Dollars)
Balance January 1, 2014	$(249)	$(16)	$(361)	$(626)

Other comprehensive loss before reclassifications	(3)	(2)	—	(5)
Amounts reclassified from AOCL	—	2	2	4
Other comprehensive (loss) income	(3)	—	2	(1)

Balance March 31, 2014	$(252)	$(16)	$(359)	$(627)

16.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Items not reclassified in their entirety out of AOCL to net income are as follows:

	Three Months Ended		Affected Line Item in the
	March 31		Statement Where Net Income
	2014	2013	is Presented
	(Millions of Dollars)
Losses on cash flow hedges
Interest rate swap contracts	$—	$(7)	Interest expense, net
Commodity contracts	(1)	—	Cost of products sold
Foreign currency contracts	(1)	—	Cost of products sold
Total	(2)	(7)
Income taxes	—	—	Income tax expense
Net of tax	(2)	(7)

Postemployment benefits
Recognition of unamortized losses	—	(4)	Loss from discontinued operations, net of tax
Amortization of prior service credits	1	3	Cost of products sold and Selling, general and administrative expenses ("SG&A")
Amortization of actuarial losses	(3)	(7)	Cost of products sold and SG&A
Total	(2)	(8)
Income taxes	—	—	Income tax expense
Net of tax	(2)	(8)

Total reclassifications	$(4)	$(15)

17.	WARRANTS
On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of March 31, 2014.

18.	STOCK-BASED COMPENSATION
A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the three months ended March 31, 2014 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)
Outstanding at January 1, 2014	1,259	$19.43	2.4	$1
Exercised	(37)	17.10
Forfeited	(3)	20.10
Outstanding at March 31, 2014	1,219	$19.49	2.2	$1

Exercisable at March 31, 2014	1,086	$19.72	2.1	$—

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,043,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company recognized SARs income of $1 million for the three months ended March 31, 2014 and 2013, respectively.
The March 31, 2014 and December 31, 2013 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	March 31, 2014			December 31, 2013
	2012 SARs	2011 SARs	2010 SARs	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.16	$17.64	$21.03	$17.16
Expected volatility	44%	44%	44%	48%	48%	48%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected forfeitures	—%	—%	—%	—%	—%	—%
Risk-free rate over the expected life	0.28%	0.12%	0.07%	0.29%	0.14%	0.10%
Expected life (in years)	1.6	1.0	0.5	1.7	1.1	0.6
Fair value (in millions)	$1.9	$1.6	$0.3	$2.6	$2.3	$0.5
Fair value of vested portion (in millions)	$1.3	$1.6	$0.3	$1.1	$1.7	$0.5

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

19.	INCOME (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic and diluted income (loss) per common share attributable to Federal-Mogul:

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars, Except per Share Amounts)
Amounts attributable to Federal-Mogul:
Net income from continuing operations	$40	$17
Loss from discontinued operations, net of income tax	—	(51)
Net income (loss)	$40	$(34)

Weighted average shares outstanding, basic (in millions)	150.0	98.9

Incremental shares on assumed conversion of warrants (in millions)	—	—

Weighted average shares outstanding, diluted (in millions)	150.0	98.9

Net income (loss) per common share attributable to Federal-Mogul – basic and diluted:
Net income from continuing operations	$0.27	$0.17
Loss from discontinued operations, net of income tax	—	(0.51)
Net income (loss)	$0.27	$(0.34)

Warrants to purchase 6,951,871 common shares were not included in the computation of weighted average shares outstanding, including dilutive shares, for the three months ended March 31, 2014 and 2013 because the exercise price was greater than the average market price of the Company’s common shares during these periods.
As a result of the Company’s common stock registered rights offering announced in May 2013, the Company’s total shares outstanding increased by 51,124,744 shares to 150,029,244 shares outstanding as of July 10, 2013.

20.	SUBSEQUENT EVENT

On April 15, 2014, Federal-Mogul Holdings Corporation, as the new borrower, entered into an amendment (the “Amendment”) of the Credit Agreement, among Federal-Mogul Corporation, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, with respect to a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Facilities”). Immediately following the closing of the transactions contemplated by the Amendment, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. The Company anticipates recognizing a non-cash debt extinguishment expense of approximately $24 million during the quarter ending June 30, 2014, which is primarily attributable to the write-off of the debt discount.
The Amendment, among other things, (i) provides for aggregate commitments under the New Tranche B Facility of $700 million with a maturity date of April 15, 2018, (ii) provides for aggregate commitments under the New Tranche C Facility of $1.9 billion with a maturity date of April 15, 2021, (iii) increases the interest rates applicable to the New Facilities as described below, (iv) provides that for all outstanding letters of credit there is a corresponding decrease in borrowings available under the Replacement Revolving Facility, (v) provides that in the event that as of a particular determination date more than $700 million aggregate principal amount of existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Replacement Revolving Facility will mature on such determination date, (vi) provides for additional incremental indebtedness, secured on a pari passu basis, of an unlimited amount of additional indebtedness if the Company meets a financial covenant incurrence test, and (vii) amends certain other restrictive covenants. Pursuant to the Amendment, Federal-

Mogul Holdings Corporation assumed all of the obligations of Federal-Mogul Corporation with respect to the Replacement Revolving Facility under the Credit Agreement.
Advances under the New Tranche B Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBOR Rate plus a margin of 3.00%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin. Advances under the New Tranche C Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBOR Rate plus a margin of 3.75%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin.
Due to the refinancing of the Company's term loans, the backstop commitment letter provided to the Company on December 6, 2013 from High River Limited Partnership, an affiliate of Mr. Carl C. Icahn and the Company’s largest stockholder, was terminated.

21.	OPERATIONS BY REPORTING SEGMENT
The Company operates with two end-customer focused business segments. The Powertrain segment focuses on original equipment products for automotive, heavy duty and industrial applications. The Vehicle Components Solutions segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the Company's global teams to be responsive to customers’ needs for superior products and to promote greater identification with the Company's premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
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
Net sales, cost of products sold and gross margin information are as follows:

	Three Months Ended March 31
	Net Sales		Cost of Products Sold		Gross Margin
	2014	2013	2014	2013	2014	2013
	(Millions of Dollars)
Powertrain	$1,138	$1,029	$(990)	$(904)	$148	$125
Vehicle Components Solutions	720	714	(595)	(590)	125	124
Inter-segment eliminations	(79)	(84)	79	84	—	—
Total Reporting Segment	1,779	1,659	(1,506)	(1,410)	273	249
Corporate	—	—	—	—	—	—
Total Company	$1,779	$1,659	$(1,506)	$(1,410)	$273	$249

Operational EBITDA and the reconciliation to net income (loss) are as follows:

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Powertrain	$116	$87
Vehicle Components Solutions	50	51
Total Operational EBITDA	166	138

Depreciation and amortization *	(80)	(70)
Interest expense, net	(22)	(29)
Restructuring expense, net	(8)	(8)
Non-service cost components associated with U.S. based funded pension plans	2	(1)
Stock appreciation rights	1	1
Income tax expense	(17)	(11)
Discontinued operations *	—	(51)
Other	(1)	(1)
Net income (loss)	$41	$(32)

* Contained within discontinued operations is $1 million of depreciation and amortization expense for the three months ended March 31, 2013.

Total assets are as follows:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Powertrain	$3,540	$3,373
Vehicle Components Solutions	3,064	3,055
Total Reporting Segment Assets	6,604	6,428
Corporate	654	754
Total Company Assets	$7,258	$7,182

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
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”) filed on February 24, 2014 as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the MD&A included in the Company’s Annual Report.
Overview
On April 15, 2014, Federal-Mogul Corporation completed a holding company reorganization (the “Reorganization”). As a result of the Reorganization, the outstanding shares of Federal-Mogul Corporation common stock were automatically converted on a one-for-one basis into shares of Federal-Mogul Holdings Corporation common stock, and all of the stockholders of Federal-Mogul Corporation immediately prior to the Reorganization automatically became stockholders of Federal-Mogul Holdings Corporation. The rights of stockholders of Federal-Mogul Holdings Corporation are generally governed by Delaware law and Federal-Mogul Holdings Corporation’s certificate of incorporation and bylaws, which are the same in all material respects as those of Federal-Mogul Corporation immediately prior to the Reorganization. In addition, the board of directors of Federal-Mogul Holdings Corporation and its Audit Committee and Compensation Committee are composed of the same members as the board of directors, Audit Committee and Compensation Committee of Federal-Mogul Corporation prior to the Reorganization.
Information presented herein refers to Federal-Mogul Corporation. In addition, references herein to the “Company,” “Federal-Mogul,” “we,” “us,” “our” refer to Federal-Mogul Corporation for the period prior to the effective time of the Reorganization on April 15, 2014 and to Federal-Mogul Holdings Corporation for the period after the effective time of the Reorganization.
The Company is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, alternative energies, environment and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) and servicers (“OES”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment (collectively, “OE”), as well as the worldwide aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base.
The Company has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the three months ended March 31, 2014, the Company derived 36% of its sales in the United States and 64% internationally. The Company has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Russia, South Africa and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

The Company offers its customers a diverse array of market-leading products for OE and replacement parts (“aftermarket”) applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers and lighting.
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
The PT segment primarily represents the Company’s OE business. About 93% of PT’s sales is to OEM customers, with the remaining 7% of its sales being sold directly to VCS for eventual distribution, by VCS, to customers in the independent aftermarket. Discussions about the Company’s PT segment or its OE business should be seen as analogous. The performance of PT is therefore highly correlated to changes in regional OEM light and commercial vehicle production, together with the changes in the mix of technologies (such as between light vehicle gasoline and light vehicle diesel), and changes in demand for non-automotive and industrial applications. These drivers are enhanced by the rate at which the Company gains new programs, which is itself affected by the rate at which the OEM’s make improvements to emissions and fuel economy – some in response to regional regulations.The VCS segment primarily represents the Company’s aftermarket business. About 75% of VCS’s sales is to the customers in the independent aftermarket. The remaining 25% of the VCS business is to OEM or tier 1 suppliers to OEM, and the OES market, essentially, dealer supplied replacement parts – a feature more prevalent in Europe than in North America. The OES market is subject to the same general commercial patterns as the aftermarket business. The performance of VCS is therefore highly correlated to the factors that variously influence the different regional replacement parts markets around the world, such as vehicle miles driven, the average age of vehicles on the road, the size of the regional vehicle parcs and levels of consumer confidence. These drivers are enhanced by the relative strength of the aftermarket brands and the breadth of the portfolio offered relative to the changing needs of the local markets.
For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report.

Results of Operations
Consolidated Results – Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Net sales:

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Powertrain	$1,138	$1,029
Vehicle Components Solutions	720	714
Inter-segment eliminations	(79)	(84)
Total	$1,779	$1,659

The percentage of net sales by group and region for the three months ended March 31, 2014 and 2013 are listed below. “PT” represents Powertrain and “VSC” represents Vehicle Components Solutions.

	PT	VCS	Total
2014
North America	33%	56%	42%
EMEA	50%	38%	45%
Rest of World	17%	6%	13%

2013
North America	33%	57%	43%
EMEA	50%	37%	44%
Rest of World	17%	6%	13%

Cost of products sold:

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Powertrain	$(990)	$(904)
Vehicle Components Solutions	(595)	(590)
Inter-segment eliminations	79	84
Total Reporting Segment	(1,506)	(1,410)
Corporate	—	—
Total Company	$(1,506)	$(1,410)

Gross margin:

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Powertrain	$148	$125
Vehicle Components Solutions	125	124
Total Reporting Segment	273	249
Corporate	—	—
Total Company	$273	$249

Consolidated sales increased by $120 million or 7%, to $1,779 million for the first quarter of 2014 from $1,659 million in the same period of 2013. The impact of foreign currency increased sales by $6 million, resulting in a constant dollar sales increase of $114 million. This organic growth is comprised of a 6% increase in sales in Europe or $47 million, a 6% increase in sales in North America or $42 million and a 13% increase in sales in ROW or $25 million.
The Company's organic sales growth of $114 million is primarily driven by an increase in the PT Segment's external sales volumes, net of customer price decreases in the PT segment, of $110 million or 11%. This increase is driven by higher sales volumes in all regions. In Europe, PT sales increased by 10% or $47 million compared to an increase in both European light vehicle and commercial vehicle production of 3% and 4%, respectively. In North America, PT sales increased by 12% or $38 million compared to an increase in both light vehicle and commercial vehicle production of 4% and 20% respectively. In ROW, as PT's presence in the emerging light vehicle market continued to grow, PT sales increased by $25 million or 16%, compared to an increase in both light vehicle and commercial vehicle production of 4% and 8%, respectively. When taking into account this regional and market mix of PT sales, its sales therefore grew in excess of underlying market demand.
Cost of products sold increased by $96 million to $1,506 million for the first quarter of 2014 compared to $1,410 million in the same period of 2013. The increase in materials, labor and overhead as a direct result of external sales volumes/mix was $82 million. Unfavorable productivity of $10 million, an increase in depreciation of $6 million, currency impacts of $6 million and a decline in inter-segment sales volumes of $1 million were partially offset by savings in material costs of $9 million.
Gross margin increased by $24 million to $273 million, or 15.3% of sales, for the first quarter of 2014 compared to $249 million, or 15.0% of sales in the same period of 2013. The favorable impact on margins due to external sales volumes/mix was $45 million, representing a conversion of 35% on the incremental sales. Unfavorable customer pricing of $13 million, unfavorable productivity of $10 million and increased depreciation of $6 million were partially offset by favorable materials and services sourcing savings of $9 million.

Reporting Segment Results – Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and operational EBITDA from continuing operations for the three months ended March 31, 2014 compared with the three months ended March 31, 2013 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses and the income statement impacts associated with stock appreciation rights.

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Sales
Three months ended March 31, 2013	$1,029	$714	$(84)	$1,659	$—	$1,659
External sales volumes	118	9	—	127	—	127
Inter-segment sales volumes	(6)	1	5	—	—	—
Customer pricing	(8)	(5)	—	(13)	—	(13)
Foreign currency	5	1	—	6	—	6
Three months ended March 31, 2014	$1,138	$720	$(79)	$1,779	$—	$1,779

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Cost of Products Sold
Three months ended March 31, 2013	$(904)	$(590)	$84	$(1,410)	$—	$(1,410)
External sales volumes / mix	(78)	(4)	—	(82)	—	(82)
Inter-segment sales volumes	5	(1)	(5)	(1)	—	(1)
Productivity, net of inflation	(7)	(3)	—	(10)	—	(10)
Materials and services sourcing	4	5	—	9	—	9
Depreciation	(5)	(1)	—	(6)	—	(6)
Foreign currency	(5)	(1)	—	(6)	—	(6)
Three months ended March 31, 2014	$(990)	$(595)	$79	$(1,506)	$—	$(1,506)

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Gross Margin
Three months ended March 31, 2013	$125	$124	$—	$249	$—	$249
External sales volumes / mix	40	5	—	45	—	45
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(1)	—	—	(1)	—	(1)
Customer pricing	(8)	(5)	—	(13)	—	(13)
Productivity, net of inflation	(7)	(3)	—	(10)	—	(10)
Materials and services sourcing	4	5	—	9	—	9
Depreciation	(5)	(1)	—	(6)	—	(6)
Three months ended March 31, 2014	$148	$125	$—	$273	$—	$273

	PT	VCS	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Operational EBITDA
Three months ended March 31, 2013	$87	$51	$—	$138	$—	$138
External sales volumes / mix	40	5	—	45	—	45
Unabsorbed fixed costs on inter-segment sales	(1)	—	—	(1)	—	(1)
Customer pricing	(8)	(5)	—	(13)	—	(13)
Productivity, cost of products sold	(7)	(3)	—	(10)	—	(10)
Productivity, SG&A	6	—	—	6	—	6
Productivity, other	(1)	—	—	(1)	—	(1)
Sourcing, cost of products sold	4	5	—	9	—	9
Sourcing, SG&A	—	1	—	1	—	1
Equity earnings in non-consolidated affiliates	4	—	—	4	—	4
Foreign currency	(6)	1	—	(5)	—	(5)
Other	(2)	(5)	—	(7)	—	(7)
Three months ended March 31, 2014	$116	$50	$—	$166	$—	$166
Depreciation and amortization						(80)
Interest expense, net						(22)
Restructuring expense, net						(8)
Non-service cost components associated with the U.S. based funded pension plan						2
Stock appreciation rights						1
Income tax expense						(17)
Other						(1)
Net income						$41

Powertrain
Sales increased by $109 million, or 11%, to $1,138 million for the first quarter of 2014 from $1,029 million in the same period of 2013. The Powertrain segment generates approximately 70% of its sales outside the United States and the resulting currency movements increased sales by $5 million. External sales volumes increased by $110 million, net of $8 million from customer price decreases, or 11%. This increase is driven by higher sales volumes in all regions. In Europe, sales increased by10% or $47 million compared to an increase in both European light vehicle and commercial vehicle production of 3% and 4%, respectively. In North America, sales increased by 12% or $38 million compared to an increase in both light vehicle and commercial vehicle production of 4% and 20% respectively. In ROW, as PT's presence in the emerging light vehicle market continued to grow, sales increased by $25 million or 16%, compared to an increase in both light vehicle and commercial vehicle production of 4% and 8%, respectively. When taking into account this regional and market mix of PT sales, its sales therefore grew in excess of underlying market demand.
Cost of products sold increased by $86 million to $990 million for the first quarter of 2014 compared to $904 million in the same period of 2013. The increase in materials, labor and overhead as a direct result of external and inter-segment sales volumes/mix was $73 million. Increased depreciation of $5 million and currency impacts of $5 million were partially offset by savings in material costs of $4 million.
Gross margin increased by $23 million to $148 million, or 13.0% of sales, for the first quarter of 2014 from $125 million, or 12.1% of sales, in the same period of 2013. The favorable impact on margins due to external sales volumes/mix was $40 million, representing a conversion of 34% on the incremental sales. Unfavorable customer pricing of $8 million, unfavorable productivity of $7 million, increased depreciation of $5 million and an increase of unabsorbed fixed costs on inter-segment sales of $1 million were partially offset by savings from materials and services sourcing of $4 million.

Operational EBITDA increased by $29 million to $116 million for the first quarter of 2014 from $87 million in the same period of 2013. The increase is attributable to $40 million of net favorable impact of external sales volumes/mix and a $4 million increase in earnings from non-consolidated affiliates. These increases were partially offset by unfavorable customer pricing of $8 million, foreign currency of $6 million, unfavorable productivity of $2 million and other reductions of $2 million.

Vehicle Components Solutions
Sales increased by $6 million, or 1%, to $720 million for the first quarter of 2014 from $714 million in the same period of 2013. External sales volumes increased by $4 million, net of $5 million in customer price decreases. On a regional basis, the volume increase of $4 million or 1% was attributable to growth in the North American aftermarket where sales increased by 4%. This was partly offset by a decline in OE sales in the region due to the planned exit of a customer supply contract. In Europe, OE sales increased by 4%, offset by a decline in aftermarket sales. Sales in ROW remained relatively flat.
Cost of products sold increased by $5 million to $595 million for the first quarter of 2014 compared to $590 million in the same period of 2013. The increase in materials, labor and overhead as a direct result of external and inter-segment sales volumes/mix of $5 million and unfavorable productivity of $3 million were partially offset by materials and services sourcing savings of $5 million.
Gross margin increased by $1 million to $125 million, or 17.4% of sales, for the first quarter of 2014 compared to $124 million or 17.4% of sales, in the same period of 2013. The favorable impact of sales volumes/mix of $5 million and materials and sourced products of $5 million were mostly offset by customer price decreases of $5 million, decreased productivity of $3 million and increased depreciation of $1 million.
Operational EBITDA decreased by $1 million to $50 million for the first quarter of 2014 from $51 million in the same period of 2013. Unfavorable customer pricing of $5 million, unfavorable productivity of $3 million and other unfavorable reductions of $5 million were mostly offset by savings in materials and sourced products of $6 million, the favorable impact of sales volumes/mix of $5 million and currency movements of $1 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $181 million, or 10.2% of net sales, for the first quarter of 2014 as compared to $184 million, or 11.1% of net sales, for the same quarter of 2013.
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $47 million for the first quarter of 2014 compared with $45 million for the same period of 2013.

Interest Expense, Net
Net interest expense was $22 million for the first quarter of 2014 compared to $29 million for the first quarter of 2013. The decrease was primarily due to the expiration of unfavorable interest rate swaps.

Restructuring Activities
The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended March 31, 2014:

	PT	VCS	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2014	$8	$14	$22	$2	$24
Provisions	3	4	7	1	8
Payments	(3)	(6)	(9)	(1)	(10)
Balance at March 31, 2014	$8	$12	$20	$2	$22

In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities in order to improve operating performance. The Company obtained Board approval to commence a restructuring plan (“Restructuring 2013”), which is intended to take place from 2013-2015. These restructuring opportunities include potential plant closures and employee headcount reductions in various countries that require consultation with various parties including, but not limited to, unions/works councils, local governments and/or customers. The consultation process can take a significant amount of time and impact the final outcome and timing. The Company's policy is to record a provision for qualifying restructuring costs in accordance with the applicable accounting guidance when the outcome of such consultations becomes probable. During the first quarter of 2014, the Company entered into consultation with works council for one of its French facilities to potentially cease operations; however, the outcome of such consultation is not yet probable, but could require a restructuring reserve in the period in which the good faith negotiations conclude.

Other (Expense) Income, Net
The specific components of “Other (expense) income, net” for the three months ended March 31, are as follows:

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Foreign currency exchange	$(3)	$1
Losses on sales of account receivables	(2)	(1)
Third-party royalty income	2	2
Adjustment of assets to fair value	(1)	—
Other	(2)	3
	$(6)	$5

Income Taxes
For the three months ended March 31, 2014, the Company recorded income tax expense of $(17) million on income from continuing operations before income taxes of $58 million. This compares to an income tax expense of $(11) million on income from continuing operations before income taxes of $30 million in the same period of 2013. The income tax expenses for the three months ended March 31, 2014 and 2013 differ from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance releases, partially offset by pre-tax losses with no tax benefits.
During the three months ended March 31, 2014, the Company effectively settled tax positions through examination. As a result, $20 million of unrecognized tax benefits were resolved unfavorably with the taxing authority.
On July 11, 2013, the Company became part of an affiliated group of corporations as defined in Section 1504 of the Internal Revenue Code of 1986, as amended, of which American Entertainment Properties Corp. (“AEP”), a wholly owned subsidiary of Icahn Enterprises, is the common parent. The Company subsequently entered into a Tax Allocation Agreement (the “Tax Allocation

Agreement”) with AEP. Pursuant to the Tax Allocation Agreement, AEP and the Company have agreed to the allocation of certain income tax items. The Company will join AEP in the filing of AEP’s federal consolidated return and certain state consolidated returns. In those jurisdictions where the Company is filing consolidated returns with AEP, the Company will pay to AEP any tax it would have owed had it continued to file separately. To the extent that the AEP consolidated group is able to reduce its tax liability as a result of including the Company in its consolidated group, AEP will pay the Company an amount equal to 20% of such reduction and the Company will carryforward for its own use under the Tax Allocation Agreement 80% of the items that caused the tax reduction (the “Excess Tax Benefits”). While a member of the AEP affiliated group the Company will reduce the amounts it would otherwise owe AEP by the Excess Tax Benefits. Moreover, if the Company should ever become deconsolidated from AEP, AEP will reimburse the Company for any tax liability in post-consolidation years the Company would not have paid had it actually had the Excess Tax Benefits for its own use. The cumulative payments to the Company by AEP post-consolidation cannot exceed the cumulative reductions in tax to the AEP group resulting from its use of the Excess Tax Benefits. Separate return methodology will be used in determining income taxes.

Discontinued Operations
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During 2013, the Company divested its sintered components operations located in France (first quarter event), its connecting rod manufacturing facility located in Canada (second quarter event), its camshaft foundry located in the United Kingdom (second quarter event) and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States (third quarter event). These divestitures have been presented as discontinued operations in the consolidated statements of operations. The Company recognized a loss from discontinued operations of $51 million (no income tax impact) during the three months ended March 31, 2013.

Pending Acquisitions
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
Also in January 2014, the Company entered into a definitive asset purchase agreement to acquire Affinia‘s chassis components business for a base purchase price of $150 million, subject to certain customary closing and post-closing adjustments as further enumerated in the asset purchase agreement. This business serves leading U.S. aftermarket customers with branded and private label chassis product lines. This transaction is subject to customary approvals from regulatory authorities and other stakeholders where required. The parties anticipate closing the transaction during the second quarter of 2014.

Litigation and Environmental Contingencies
For a summary of material litigation and environmental contingencies, refer to Note 14, Commitments and Contingencies, of the consolidated financial statements.

Liquidity and Capital Resources
Cash Flow
Cash flow provided from operating activities was $17 million for the three months ended March 31, 2014 compared to cash flow used by operating activities of $(50) million for the comparable period of 2013. The $67 million year-over-year increase is primarily attributable to a $56 million decrease in working capital outflow. The working capital improvement is primarily attributable to a year-over-year improvement in inventory of $40 million due to increased focus on the management of inventory levels.
Cash flow used by investing activities was $117 million for the three months ended March 31, 2014 compared to $136 million for the comparable period of 2013. Capital expenditures of $96 million and $93 million for the three months ended March 31, 2014 and 2013, respectively, were required to support future sales growth and productivity improvements. During the first quarter of 2014, there were $25 million of payments to acquire businesses, net of cash acquired, $17 million of which was paid to acquire

DZV, a Russian bearings manufacturer. The Company assumed $10 million of pre-existing debt associated with the DZV acquisition. During the first quarter of 2013, there were $40 million of net payments related to business dispositions.
Cash flow used by financing activities was $(8) million for the three months ended March 31, 2014 compared to cash flow provided from financing activities of $1 million for the comparable period of 2013.
Financing Activities
On December 6, 2013, the Company entered into an amendment (the “Revolver Amendment”) of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Credit Agreement”), among the Company, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Replacement Revolving Facility”). The Revolver Amendment, among other things, (i) increased the aggregate commitments available under the Replacement Revolving Facility from $540 million to $550 million, (ii) extended the maturity date of the Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amended the Company’s borrowing base to provide the Company with additional liquidity.
Advances under the Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.50% to 2.00% based on the average monthly availability under the Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the RevolverAmendment.
Under certain limited circumstances the maturity date of the Replacement Revolving Facility may be accelerated. In the event that as of a particular determination date more than $300 million aggregate principal amount of the Company’s existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Replacement Revolving Facility will mature on such determination date. See "Financing Activities - Subsequent Event" below for details about a subsequent amendment to the Credit Agreement.
The Revolver Amendment did not alter the Company’s existing tranche B or tranche C term loans under the Credit Agreement. The tranche B term loans mature December 27, 2014 and the tranche C term loans mature December 27, 2015. All term loans bear interest at LIBOR plus 1.9375%. See "Financing Activities - Subsequent Event" below for details about a subsequent amendment to the Credit Agreement.
The Credit Agreement contains some affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants under the Credit Agreement as of March 31, 2014.

Financing Activities - Subsequent Event
On April 15, 2014, Federal-Mogul Holdings Corporation, as the new borrower, entered into an amendment (the “Amendment”) of the Credit Agreement, among Federal-Mogul Corporation, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, with respect to a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Facilities”). Immediately following the closing of the transactions contemplated by the Amendment, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities. The Company anticipates recognizing a non-cash debt extinguishment expense of approximately $24 million during the quarter ending June 30, 2014, which is primarily attributable to the write-off of the debt discount.
The Amendment, among other things, (i) provides for aggregate commitments under the New Tranche B Facility of $700 million with a maturity date of April 15, 2018, (ii) provides for aggregate commitments under the New Tranche C Facility of $1.9 billion with a maturity date of April 15, 2021, (iii) increases the interest rates applicable to the New Facilities as described below, (iv) provides that for all outstanding letters of credit there is a corresponding decrease in borrowings available under the Replacement Revolving Facility, (v) provides that in the event that as of a particular determination date more than $700 million aggregate principal amount of existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Replacement Revolving Facility under the Credit Agreement will mature on such determination date, (vi) provides for additional incremental indebtedness, secured on a pari passu basis, of an unlimited amount of additional indebtedness if the Company meets a financial covenant incurrence test, and (vii) amends certain other restrictive covenants. Pursuant to the

Amendment, Federal-Mogul Holdings Corporation assumed all of the obligations of Federal-Mogul Corporation with respect to the Replacement Revolving Facility under the Credit Agreement.
Advances under the New Tranche B Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBOR Rate plus a margin of 3.00%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin. Advances under the New Tranche C Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBOR Rate plus a margin of 3.75%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin.
Due to the refinancing of the Company's term loans, the backstop commitment letter provided to the Company on December 6, 2013 from High River Limited Partnership, an affiliate of Mr. Carl C. Icahn and the Company’s largest stockholder, was terminated.
The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Management believes that cash on hand, cash flow from operations, and available borrowings under its New Facilities and its Replacement Revolving Facility will be sufficient to fund capital expenditures and meet its operating obligations through the end of 2014. In the longer term, the Company believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

Off Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements.

Other Liquidity and Capital Resource Items
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	March 31	December 31
	2014	2013
	(Millions of Dollars)
Gross accounts receivable factored	$315	$271
Gross accounts receivable factored, qualifying as sales	303	258
Undrawn cash on factored accounts receivable	—	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended
	March 31
	2014	2013
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$410	$333
Losses on sales of account receivables	(2)	(1)

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $21 million at both March 31, 2014 and December 31, 2013. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Refer to Note 5, Financial Instruments, to the consolidated financial statements for information with respect to interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the three months ended March 31, 2014, the Company derived 36% of its sales in the United States and 64% internationally. Of these international sales, 58% are denominated in the euro, with no other single currency representing more than 10%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the three months ended March 31, 2014 would have decreased “Net income from continuing operations attributable to Federal-Mogul” by approximately $5 million.

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
As of March 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014, at the reasonable assurance level previously described.
Changes to Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of March 31, 2014, the Company’s management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.
Note 14, Commitments and Contingencies, that is included in Part I of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except for the updated risk factor described below, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014.

The Company has substantial indebtedness, which could restrict the Company’s business activities and could subject the Company to significant interest rate risk: As of March 31, 2014, the Company had approximately $2.6 billion of outstanding indebtedness. The Company is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition and results of operations.
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
On April 15, 2014, Federal-Mogul Holdings Corporation, as the new borrower, entered into an amendment of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007, which among other things, (i) provides for aggregate commitments under a new tranche B loan facility of $700 million with a maturity date of April 15, 2018, and (ii) provides for aggregate commitments under a new tranche C loan facility of $1.9 billion with a maturity date of April 15, 2021. See Note 20, Subsequent Event, of the Company's consolidated financial statements for a further discussion of this amendment. Although this amendment extended the maturity of the Company's outstanding indebtedness, the Company may need to borrow additional funds or refinancing its existing indebtedness in the future, and there are no assurances that the Company will be able to do so on commercially reasonable terms or at all.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6.	EXHIBITS

(a)	Exhibits:

2.1
Agreement and Plan of Merger, dated April 14, 2014, by and among Federal-Mogul Corporation, Federal-Mogul Holdings Corporation, Federal-Mogul MergerCo Inc. and Federal-Mogul Holding Sweden AB. (Incorporated by Reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 14, 2014 and filed with the Securities and Exchange Commission on April 16, 2014).

2.2
Asset Purchase Agreement, dated as of January 21, 2014, between Affinia Group Inc. and VCS Quest Acquisition LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 21, 2014 and filed with the Securities and Exchange Commission on January 22, 2014).

2.3
Stock and Asset Purchase Agreement dated as of January 7, 2014 by and among Honeywell International Inc., Platin 966. GmbH and Saxid SAS (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 7, 2014 and filed with the Securities and Exchange Commission on January 7, 2014).

3.1
Certificate of Incorporation of Federal-Mogul Holdings Corporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 14, 2014 and filed with the Securities and Exchange Commission on April 16, 2014).

3.2
Bylaws of Federal-Mogul Holdings Corporation (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated April 14, 2014 and filed with the Securities and Exchange Commission on April 16, 2014).

10.1
Separation Agreement between the Company and Kevin P. Freeland, dated February 4, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2014 and filed with the Securities and Exchange Commission on February 10, 2014).

10.2
Employment Agreement between the Company and Daniel A. Ninivaggi, dated February 5, 2014 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 4, 2014 and filed with the Securities and Exchange Commission on February 10, 2014).

31.1
Certification by Daniel A. Ninivaggi, Co-Chief Executive Officer, Federal-Mogul Holdings Corporation, and Chief Executive Officer, Vehicle Components Solutions, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2
Certification by Rainer Jueckstock, Co-Chief Executive Officer, Federal-Mogul Holdings Corporation, and Chief Executive Officer, Powertrain, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3	Certification by Rajesh Shah, Chief Financial Officer, Federal-Mogul Holdings Corporation, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32	Certification by the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

101
Financial statements from the quarterly report on Form 10-Q of Federal-Mogul Holdings Corporation for the quarter ended March 31, 2014, filed on April 23, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows: and (v) the Notes to the Consolidated Financial Statements filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FEDERAL-MOGUL HOLDINGS CORPORATION

By:	/s/ Rajesh Shah

Rajesh Shah
Senior Vice President and Chief Financial Officer
Principal Financial Officer

By:	/s/ Jérôme Rouquet

Jérôme Rouquet
Senior Vice President, Controller, and Chief Accounting Officer
Principal Accounting Officer
Dated: April 23, 2014