Form 10-Q
period 2014-06-30
Federal-Mogul Holdings Corp
filed 2014-07-23
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of July 21, 2014, there were 150,029,244 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL HOLDINGS CORPORATION
Form 10-Q
For the Three and Six Months Ended June 30, 2014

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Millions of Dollars,
	Except per Share Amounts)

Net sales	$1,872	$1,744	$3,651	$3,403
Cost of products sold	(1,575)	(1,466)	(3,080)	(2,876)

Gross margin	297	278	571	527

Selling, general and administrative expenses	(195)	(184)	(376)	(368)
OPEB curtailment gain	—	19	—	19
Interest expense, net	(31)	(24)	(53)	(53)
Restructuring expense, net	(30)	(8)	(38)	(15)
Loss on debt extinguishment	(24)	—	(24)	—
Equity earnings of non-consolidated affiliates	13	10	27	19
Amortization expense	(12)	(12)	(24)	(24)
Adjustment of assets to fair value	(2)	(2)	(2)	(2)
Other (expense) income, net	(4)	(1)	(10)	3

Income from continuing operations before income taxes	12	76	71	106
Income tax expense	(15)	(13)	(33)	(24)

Net income (loss) from continuing operations	(3)	63	38	82
Loss from discontinued operations, net of income tax	—	(5)	—	(56)
Net income (loss)	(3)	58	38	26

Less net income attributable to noncontrolling interests	(2)	(2)	(3)	(4)
Net income (loss) attributable to Federal-Mogul	$(5)	$56	$35	$22

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$(5)	$61	$35	$78
Loss from discontinued operations, net of income tax	—	(5)	—	(56)
Net income (loss)	$(5)	$56	$35	$22

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income (loss) from continuing operations	$(0.03)	$0.62	$0.23	$0.79
Loss from discontinued operations, net of income tax	—	(0.05)	—	(0.57)
Net income (loss)	$(0.03)	$0.57	$0.23	$0.22
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Millions of Dollars)
Net income (loss)	$(3)	$58	$38	$26

Other comprehensive income (loss):

Foreign currency translation adjustments and other	3	(38)	(1)	(78)

Postemployment benefits:
Net unrealized postemployment benefits credits arising during period	—	8	—	12
Reclassification of net postemployment benefit losses of deconsolidated affiliates	2	—	2	—
Reclassification of net postemployment benefits costs (credits) included in net income (loss) during period	2	(15)	4	(7)
Income taxes	(1)	(1)	(1)	(1)
Postemployment benefits, net of tax	3	(8)	5	4

Hedge instruments:
Net unrealized hedging gains (losses) arising during period	3	(6)	1	(7)
Reclassification of net hedging losses included in net income (loss) during period	—	2	2	9
Income taxes	(1)	1	(1)	1
Hedge instruments, net of tax	2	(3)	2	3

Other comprehensive income (loss), net of tax	8	(49)	6	(71)

Comprehensive income (loss)	5	9	44	(45)

Less comprehensive income attributable to noncontrolling interests	(3)	—	(3)	—

Comprehensive income (loss) attributable to Federal-Mogul	$2	$9	$41	$(45)
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	June 30	December 31
	2014	2013
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$628	$761
Accounts receivable, net	1,470	1,324
Inventories, net	1,146	1,068
Prepaid expenses and other current assets	245	224
Total current assets	3,489	3,377

Property, plant and equipment, net	2,054	2,038
Goodwill and other indefinite-lived intangible assets	1,055	1,017
Definite-lived intangible assets, net	385	356
Investments in non-consolidated affiliates	289	253
Other noncurrent assets	152	141
	$7,424	$7,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$108	$1,694
Accounts payable	850	799
Accrued liabilities	524	454
Current portion of pensions and other postemployment benefits liability	44	44
Other current liabilities	172	147
Total current liabilities	1,698	3,138

Long-term debt	2,581	905
Pensions and other postemployment benefits liability	984	1,028
Long-term portion of deferred income taxes	390	383
Other accrued liabilities	126	127

Shareholders’ equity:
Preferred stock ($0.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($0.01 par value; 450,100,000 authorized shares; 151,624,744 issued shares and 150,029,244 outstanding shares as of June 30, 2014 and December 31, 2013)	2	2
Additional paid-in capital, including warrants	2,649	2,649
Accumulated deficit	(483)	(518)
Accumulated other comprehensive loss	(620)	(626)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	1,531	1,490
Noncontrolling interests	114	111
Total shareholders’ equity	1,645	1,601
	$7,424	$7,182
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30
	2014	2013
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income	$38	$26
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	163	144
Loss on debt extinguishment	24	—
Net loss from business dispositions	—	52
Restructuring expense, net	38	16
Payments against restructuring liabilities	(19)	(12)
Change in postemployment benefits	(31)	(29)
Equity earnings of non-consolidated affiliates	(27)	(19)
Cash dividends received from non-consolidated affiliates	5	4
OPEB curtailment gain	—	(19)
Adjustment of assets to fair value	2	2
Deferred tax benefit	(4)	(4)
Gain from sales of property, plant and equipment	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(124)	(152)
Inventories	(12)	(53)
Accounts payable	65	108
Other assets and liabilities	44	52
Net Cash Provided From Operating Activities	161	116

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(173)	(186)
Payments to acquire businesses, net of cash acquired	(165)	—
Net proceeds from sales of property, plant and equipment	3	—
Net payments associated with business dispositions	—	(25)
Capital investment in non-consolidated affiliate	—	(4)
Net Cash Used By Investing Activities	(335)	(215)

Cash Provided From (Used By) Financing Activities
Proceeds from term loans, net of original issue discount	2,589	—
Principal payments on term loans	(2,537)	(15)
Debt issuance costs	(12)	—
Decrease in other long-term debt	(2)	3
Increase in short-term debt	—	42
Net remittances on servicing of factoring arrangements	(1)	(4)
Net Cash Provided From Financing Activities	37	26

Effect of foreign currency exchange rate fluctuations on cash	4	(19)

Decrease in cash and equivalents	(133)	(92)
Cash and equivalents at beginning of period	761	467
Cash and equivalents at end of period	$628	$375
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2014

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
Interim Financial Statements: The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, comprehensive income, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.
Principles of Consolidation: The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. See Note 10, Investment in Non-consolidated Affiliates for discussion regarding the Company's subsidiaries that are subject to regulatory control.
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
Reclassifications: Certain prior period amounts have been reclassified to conform with the presentation used in this filing. See Note 5, Discontinued Operations, for further details.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.
Controlling Ownership: As of June 30, 2014, Mr. Carl C. Icahn indirectly controls approximately 80.73% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.

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
Divestitures: In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. In March 2013, the Company divested its sintered components operations located in France. In June 2013, the Company divested its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. In September 2013, the Company divested its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States. These divestitures have been presented as discontinued operations in the consolidated statements of operations. See Note 5, Discontinued Operations, for further details.
Factoring of Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	June 30	December 31
	2014	2013
	(Millions of Dollars)
Gross accounts receivable factored	$336	$271
Gross accounts receivable factored, qualifying as sales	318	258
Undrawn cash on factored accounts receivable	1	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$445	$364	$855	$697
Losses on sales of account receivables	(2)	(2)	(3)	(3)

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $26 million and $21 million at June 30, 2014 and December 31, 2013, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.
The losses on sales of accounts receivable are recorded in the consolidated statements of operations within “Other (expense) income, net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and, as such, a servicing asset or liability is not incurred as a result of such activities.
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

Noncontrolling Interests: The following table presents a rollforward of the changes in noncontrolling interests:

Six Months
Ended
June 30
2014
(Millions of Dollars)

Equity balance of non-controlling interests as of December 31, 2013	$111

Comprehensive income (loss):
Net income	3
Foreign currency adjustments and other	—

Equity balance of non-controlling interests as of June 30, 2014	$114

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
In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This ASU clarifies the principles for recognizing revenue and provides a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, comprehensive income, cash flows and/or disclosures.
In June 2014, the FASB issued ASU No. 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2015. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, comprehensive income, cash flows and/or disclosures.

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
The costs contained within “Restructuring expense, net” in the Company’s consolidated statements of operations contain two types: employee costs (principally termination benefits) and facility closure and other costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits ("FASB ASC 712"), and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Termination benefits are also accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“FASB ASC 420”), for one-time termination benefits and are recorded dependent upon future service requirements. Facility closure and other costs are accounted for in accordance with FASB ASC 420 and are recorded when the liability is incurred.
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
Restructuring opportunities include potential plant closures and employee headcount reductions in various countries that require consultation with various parties including, but not limited to, unions/works councils, local governments and/or customers. The consultation process can take a significant amount of time and impact the final outcome and timing. The Company's policy is to record a provision for qualifying restructuring costs in accordance with the applicable accounting guidance when the outcome of such consultations becomes probable. During the second quarter of 2014, the Company continued consultation with works council for one of its French facilities to potentially cease operations. The Company has recorded a restructuring charge which is included in restructuring expense for three and six months ended June 30, 2014.
Management expects to finance its restructuring programs through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse impact on its liquidity position.
The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the six months ended June 30, 2014 by reporting segment.

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2014	$8	$14	$22	$2	$24
Provisions	3	4	7	1	8
Payments	(3)	(6)	(9)	(1)	(10)
Balance at March 31, 2014	8	12	20	2	22
Provisions	19	11	30	—	30
Payments	(3)	(5)	(8)	(1)	(9)
Balance at June 30, 2014	$24	$18	$42	$1	$43

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the six months ended June 30, 2014. As the table reflects, facility closure and other costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Closure and Other Costs	Total
	(Millions of Dollars)
Balance at January 1, 2014	$24	$—	$24
Provisions	7	1	8
Payments	(9)	(1)	(10)
Balance at March 31, 2014	22	—	22
Provisions	27	3	30
Payments	(6)	(3)	(9)
Balance at June 30, 2014	$43	$—	$43

The Company recognized net restructuring expenses of $8 million and $16 million related to employee costs during the three and six months ended June 30, 2013.

Activities under Restructuring Programs
In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities in order to improve operating performance. As such, the Company has initiated several programs and will continue to evaluate alternatives to align its business with executive management's strategy.
The following table provides a summary of the Company's restructuring activities which commenced in the first quarter of 2013 and through the second quarter of 2014.

	Total Expected Costs	Costs in 2013	First Quarter 2014	Second Quarter 2014	Estimated Additional Costs
	(Millions of dollars)
Employee costs	$121	$38	$7	$27	$49
Facility closure and other costs	5	1	1	3	—
	$126	$39	$8	$30	$49

3.	OTHER (EXPENSE) INCOME, NET
The specific components of “Other (expense) income, net” are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Millions of Dollars)
Foreign currency exchange	$(2)	$(4)	$(5)	$(2)
Losses on sales of account receivables	(2)	(2)	(3)	(3)
Adjustment of Chapter 11 accrual	—	4	—	4
Third-party royalty income	1	2	3	4
Other	(1)	(1)	(5)	—
	$(4)	$(1)	$(10)	$3

4 .    ACQUISITIONS
On May 1, 2014, the Company completed the Affinia chassis business acquisition. This business serves leading U.S. aftermarket customers with private label chassis product lines and will allow the Company to broaden its product offering, provide operational synergies and better service customers globally. The purchase price was $150 million, subject to certain customary post-closing adjustments, net of acquired cash. The Company paid $140 million in the second quarter of 2014. The remaining balance of $10 million was recorded as contingent consideration and is expected to be paid in the third quarter of 2014.
A preliminary valuation of the assets from the Affinia Chassis Business Acquisition resulted in $70 million allocated to tangible net assets, $27 million allocated to goodwill and $53 million allocated to other intangible assets based on estimated fair values as of the acquisition date as determined by third party valuation specialists. The preliminary valuation of assets was performed utilizing cost, income and market approaches.
During the six months ended June 30, 2014, the Company recorded $1 million in transaction related expenses associated with the Affinia Chassis Business Acquisition and $4 million in transaction related expenses associated with the Honeywell acquisition, both are recorded in selling, general and administrative expenses within the consolidated statement of operations.
On July 11, 2014, the Company completed the purchase of certain business assets of the Honeywell automotive and industrial brake friction business including two recently established manufacturing facilities in China and Romania. The business was acquired through a combination of asset and stock purchases for a base purchase price of $169 million, subject to certain customary closing and post-closing adjustments. The purchase of Honeywell's friction business substantially strengthens the manufacturing and engineering capabilities of the Company's current global braking portfolio.
The following proforma results for the three and six months ended June 30, 2014 and 2013 assumes the Affinia Chassis Business Acquisition and the purchase of Honeywell's friction business occurred as of the beginning of 2014 and the comparable prior reporting period of 2013 and is inclusive of purchase price adjustments. The proforma results are not necessarily indicative of the results that actually would have been obtained.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Millions of Dollars, Except Per Share Amounts)
	Unaudited

Net sales	$2,077	$1,974	$4,083	$3,850

Net income (loss) attributable to Federal-Mogul	$(14)	$47	$22	$1

Earnings (loss) per share attributable to Federal-Mogul - basic and diluted	$(0.09)	$0.48	$0.15	$0.01

5.	DISCONTINUED OPERATIONS
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
The Company also divested its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States, during the third quarter of 2013.
Operating results related to discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Millions of Dollars)
Net sales	$—	$42	$—	$96
Cost of products sold	—	(40)	—	(94)
Gross margin	—	2	—	2
Selling, general and administrative expenses	—	(1)	—	(4)
Other expense, net	—	—	—	(2)
Operating loss (no income tax impact)	—	1	—	(4)
Loss on sale of discontinued operations (no income tax impact )	—	(6)	—	(52)
Loss from discontinued operations, net of income tax	$—	$(5)	$—	$(56)

6.	FINANCIAL INSTRUMENTS
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
Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	June 30	December 31
	2014	2013
	(Millions of Dollars)
Combined notional value	$48	$51
Combined notional value designated as hedging instruments	48	51
Unrealized net gain (loss) recorded in “Accumulated other comprehensive loss”	1	(1)

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
The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with the Company's commodity hedging program. In order to obtain critical terms match for commodity exposure, the Company engages the use of foreign exchange contracts.
Information regarding the Company’s outstanding foreign currency hedge contracts is as follows:

	June 30	December 31
	2014	2013
	(Millions of Dollars)
Combined notional value	$5	$12
Combined notional value designated as hedging instruments	5	12
Unrealized net (loss) recorded in “Accumulated other comprehensive loss”	—	(1)

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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during the six months ended June 30, 2014. Two Motorparts customers account for approximately 16% of the Company’s net accounts receivable balance as of June 30, 2014. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30	December 31	Balance Sheet	June 30	December 31
	Location	2014	2013	Location	2014	2013
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Commodity contracts	Other current assets	$2	$1	Other current liabilities	$(1)	$(2)
Foreign currency contracts	Other current liabilities	—	—	Other current liabilities	—	(1)
		$2	$1		$(1)	$(3)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the three months ended June 30, 2014:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
(Millions of Dollars)
Commodity contracts	$3	Cost of products sold	$—
Foreign currency contracts	—	Cost of products sold	—
	$3		$—

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the three months ended June 30, 2013:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$—	Interest expense, net	$(1)
Commodity contracts	(6)	Cost of products sold	(1)
	$(6)		$(2)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)
Foreign currency contracts	Other (expense) income, net	$(4)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the six months ended June 30, 2014:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
	(Millions of Dollars)
Commodity contracts	$1	Cost of products sold	$(1)
Foreign currency contracts	—	Cost of products sold	(1)
	$1		$(2)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the six months ended June 30, 2013:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Loss Reclassified from AOCL into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$1	Interest expense, net	$(8)
Commodity contracts	(8)	Cost of products sold	(1)
	$(7)		$(9)

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Amount of Gain Recognized in Income on Derivatives
		(Millions of Dollars)
Foreign currency contracts	Other (expense) income, net	$(3)

7.	FAIR VALUE MEASUREMENTS

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at June 30, 2014 and December 31, 2013 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
June 30, 2014
Commodity contracts	$1	$1	C

December 31, 2013
Commodity contracts	(1)	(1)	C
Foreign currency contracts	(1)	(1)	C

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
Assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2014 and 2013 are set forth in the table below:

	Asset	Level 3	Loss	Valuation Technique
	(Millions of Dollars)
June 30, 2014
Property, plant and equipment	$—	$—	$(2)	C

June 30, 2013
Property, plant and equipment	$2	$2	$(2)	C

Property, plant and equipment with carrying values of $2 million were fully impaired, resulting in an impairment charge of $2 million, which was recorded within “Adjustment of assets to fair value” for the six months ended June 30, 2014. Property, plant and equipment with carrying values of $4 million were written down to their fair value of $2 million, resulting in an impairment charge of $2 million, which was recorded within “Adjustment of assets to fair value” for the six months ended June 30, 2013.

8.	INVENTORIES
Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at June 30, 2014 and December 31, 2013. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.
Net inventories consist of the following:

	June 30	December 31
	2014	2013
	(Millions of Dollars)
Raw materials	$215	$207
Work-in-process	180	160
Finished products	869	819
	1,264	1,186
Inventory valuation allowance	(118)	(118)
	$1,146	$1,068

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
At June 30, 2014 and December 31, 2013, goodwill and other indefinite-lived intangible assets consist of the following:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(Millions of Dollars)
Goodwill	$1,397	$(570)	$827	$1,362	$(570)	$792
Trademarks and brand names	426	(198)	228	423	(198)	225
	$1,823	$(768)	$1,055	$1,785	$(768)	$1,017

At June 30, 2014 and December 31, 2013, definite-lived intangible assets consist of the following:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Customer relationships	$606	$(269)	$337	$555	$(252)	$303
Developed technology	116	(68)	48	116	(63)	53
	$722	$(337)	$385	$671	$(315)	$356

The Company’s net goodwill balances by reporting segment are as follows:

	June 30	December 31
	2014	2013
	(Millions of Dollars)
Powertrain	$495	$487
Motorparts	332	305
	$827	$792

The Company’s net trademarks and brand names balances by reporting segment are as follows:

	June 30	December 31
	2014	2013
	(Millions of Dollars)
Motorparts	$223	$222
Powertrain	5	3
	$228	$225

The following is a quarterly summary of the Company’s goodwill and other intangible assets (net) as of and for the six months ended June 30, 2014:

			Total
			Goodwill
			and	Definite-
		Trademarks	Indefinite-	Lived
		and	Lived	Intangibles
	Goodwill	Brand Names	Intangibles	(Net)
	(Millions of Dollars)
Balance at January 1, 2014	$792	$225	$1,017	$356
Acquisitions	7	3	10	3
Amortization expense	—	—	—	(12)
Foreign currency	1	(1)	—	1
Balance at March 31, 2014	800	227	1,027	348
Acquisitions and purchase accounting adjustments	27	1	28	51
Dispositions	—	—	—	(1)
Amortization expense	—	—	—	(12)
Foreign currency	—	—	—	(1)
Balance at June 30, 2014	$827	$228	$1,055	$385

During six months ended June 30, 2014, the Company recorded $27 million of goodwill, $1 million of brand names and $52 million of customer relationships in connection with its May 2014 Affinia Chassis Business Acquisition. See Note 4, Acquisitions, for further detail on the Affinia Chassis Business Acquisition. Also during the six months ended June 30, 2014, the Company recorded $7 million of goodwill, $3 million of brand names and $2 million of customer relationship in connection with its January 2014 acquisition of the DZV Bearings Business. The acquisition of the DZV Bearings Business did not have a material impact on the Company's financial statements or liquidity.
The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.

10.	INVESTMENT IN NON-CONSOLIDATED AFFILIATES
The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, Korea, Turkey and the United States. With the exception of the deconsolidated business discussed below, the Company generally equates control to ownership percentage whereby investments that are more than 50% owned are consolidated.

As part of the regulatory approval related to the acquisition of certain business assets of the Honeywell automotive and industrial brake friction business, the Company committed to divest, or procure the divestiture of the commercial vehicle brake pads business relating to the original equipment/original equipment services (“OEM/OES”) market in the European Economic Area (“EEA”), based at the manufacturing plant in Marienheide, Germany and light vehicle brake pads business relating to the OEM/OES market in the EEA, based at the manufacturing plant in Noyon, France (collectively, the “Divestment Business”).  Furthermore, to the extent possible, the Company committed to keep the Divestment Business separate from the business(es) it is retaining, and unless explicitly permitted committed to ensure: (i) management and staff have no involvement in the Divestment Business; (ii) certain key personnel of the Divestment Business have no involvement in any business retained by the Company and do not report to any individual outside the Divestment Business. As such, the Company deconsolidated its subsidiaries or group of assets which are subject to regulatory commitments and recorded an investment in unconsolidated subsidiary, which will be accounted for as an equity method investment until disposition.
The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s joint ventures are businesses established and maintained in connection with its operating strategy and are not special purpose entities.
The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	June 30	December 31
	2014	2013
	(Millions of Dollars)
Investments in non-consolidated affiliates	$289	$253

Direct ownership percentages	2% to 100%	2% to 100%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Millions of Dollars)
Equity earnings of non-consolidated affiliates	$13	$10	$27	$19

Cash dividends received from non-consolidated affiliates	5	4	5	4

The following table presents selected aggregated financial information of the Company’s non-consolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Millions of Dollars)
Statements of Operations
Sales	$226	$259	$447	$455
Gross margin	49	55	96	91
Income from continuing operations	36	38	74	63
Net income	32	34	65	55

11.	ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30	December 31
	2014	2013
	(Millions of Dollars)
Accrued compensation	$202	$169
Accrued rebates	118	125
Non-income taxes payable	43	41
Restructuring liabilities	43	24
Accrued income taxes	30	17
Alleged defective products	29	30
Accrued product returns	24	21
Accrued professional services	24	21
Accrued warranty	11	6
	$524	$454

12.	DEBT
On April 15, 2014, Federal-Mogul Holdings Corporation entered into a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Term Facilities”), which were arranged by Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (the "Term Arrangers"), and assumed all of the obligations of Federal-Mogul Corporation with respect to the Replacement Revolving Facility under the Credit Agreement (both defined below). The New Term Facilities were entered into, and the Replacement Revolving Facility was assumed, by Federal-Mogul Holdings Corporation pursuant to an amendment dated as of April 15, 2014 to the previously existing Term Loan and Revolving Credit Agreement dated December 27, 2007 among Federal-Mogul Corporation, the lenders party thereto, the Term Arrangers, Citibank, N.A., as Revolving Administrative Agent, Citibank, N.A., as Tranche B Term Administrative Agent, Credit Suisse AG, as Tranche C Term Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners with respect to the Revolving Facility and Wells Fargo Bank, N.A., as sole Documentation Agent with respect to the Revolving Facility (as amended, the "Credit Agreement").
Immediately following the closing of the New Term Facilities, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities.
In accordance with FASB ASC Topic No. 405, Extinguishments of Liabilities, the Company recognized a $24 million non-cash loss on the extinguishment of debt attributable to the write-off of the unamortized fair value adjustment and unamortized debt issuance costs which is recorded in the line item “Loss on Debt Extinguishment” in the Company’s Condensed Consolidated Statements of Operations.
The New Term Facilities, among other things, (i) provides for aggregate commitments under the New Tranche B Facility of $700 million with a maturity date of April 15, 2018, (ii) provides for aggregate commitments under the New Tranche C Facility of $1.9 billion with a maturity date of April 15, 2021, (iii) increases the interest rates applicable to the New Facilities as described below, (iv) provides that for all outstanding letters of credit there is a corresponding decrease in borrowings available under the Replacement Revolving Facility, (v) provides that in the event that as of a particular determination date more than $700 million aggregate principal amount of existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Replacement Revolving Facility will mature on such determination date, (vi) provides for additional incremental indebtedness, secured on a pari passu basis, of an unlimited amount of additional indebtedness if the Company meets a financial covenant incurrence test, and (vii) amends certain other restrictive covenants. Pursuant to the New Term Facilities, Federal-Mogul Holdings Corporation assumed all of the obligations of Federal-Mogul Corporation with respect to the Replacement Revolving Facility under the Credit Agreement.
Advances under the New Tranche B Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBOR Rate plus a margin of 3.00%, subject, in each case, to a floor of 1.00%. Advances under the New Tranche C Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base

Rate plus a margin of 2.75% or (ii) the Adjusted LIBOR Rate plus a margin of 3.75%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin.
Due to the refinancing of the Company's term loans, the backstop commitment letter provided to the Company on December 6, 2013 from High River Limited Partnership, an affiliate of Mr. Carl C. Icahn and the Company’s largest stockholder, was terminated.
On December 6, 2013, the Company entered into an amendment (the “Replacement Revolving Facility”) of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Credit Agreement”), among the Company, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Replacement Revolving Facility”). The Replacement Revolving Facility, among other things, (i) increased the aggregate commitments available under the Replacement Revolving Facility from $540 million to $550 million, (ii) extended the maturity date of the Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amended the Company’s borrowing base to provide the Company with additional liquidity.
Advances under the Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.50% to 2.00% based on the average monthly availability under the Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Replacement Revolving Facility.
In connection with the New Term Facilities, the Company incurred original issue discount of $9 million and debt issuance costs of $6 million in connection with the New Tranche C Facility and original issue discount of $2 million and debt issuance costs of $6 million in connection with the New Tranche B Facility. The discount and debt issuance costs are being amortized to interest expense over the terms of the loans of 84 months and 48 months, respectively.As noted above the unamortized fair value adjustment established when applying the provisions of fresh-start reporting to the Company's Credit agreement was written off upon the closing of the New Term Facilities.
Interest expense associated with the amortization of the original issue discount, debt issuance costs and fair value adjustment are recognized in the Company’s consolidated statements of operations, consists of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Millions of Dollars)
Amortization of debt issuance fees	$1	$—	$1	$—
Amortization of fair value adjustment	1	6	7	11
	$2	$6	$8	$11
The amortization of the original issue discount was less the one million for the three and six months ended June 30, 2014.

Debt consists of the following:

	June 30	December 31
	2014	2013
	(Millions of Dollars)
Term loans under New Term Facilities:
New tranche B term loan	$700	$—
New tranche C term loan	1,900	—
Original Issue Discount	(11)

Term loans under Credit Agreement:
Tranche B term loan	—	1,597
Tranche C term loan	—	940
Debt discount	—	(30)

Other debt, primarily foreign instruments ^	100	92
	2,689	2,599
Less: short-term debt, including current maturities of long-term debt	(108)	(1,694)
Total long-term debt	$2,581	$905

^ The Company assumed $10 million of pre-existing debt associated with its January 2014 acquisition of the DZV Bearings Business.
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
The Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants as of June 30, 2014 and December 31, 2013. Per the terms of the Credit Agreement, $50 million of the Tranche C proceeds were deposited in a Term Letter of Credit Account as of December 31, 2013.
The Replacement Revolving Facility has an available borrowing base of $512 million and $550 million as of June 30, 2014 and December 31, 2013, respectively. The Company had $38 million and $39 million of letters of credit outstanding as of June 30, 2014 and December 31, 2013, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.
Estimated fair values of the Company’s term loans under the New Term Facilities were:

	Estimated Fair Value (Level 1)	Fair Value in Excess (Deficit) of Carrying Value	Valuation Technique
	(Millions of Dollars)
June 30, 2014
Debt Facilities	$2,580	$(9)	A

December 31, 2013
Debt Facilities	$2,520	$13	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of June 30, 2014 and December 31, 2013. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 7, Fair Value Measurements, for definitions of input levels and valuation techniques.

13.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS
The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world.
Components of net periodic benefit cost (credit) for the three months ended June 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2014	2013	2014	2013	2014	2013
	(Millions of Dollars)
Service cost	$1	$1	$3	$3	$—	$—
Interest cost	13	12	4	3	4	4
Expected return on plan assets	(15)	(15)	(1)	(1)	—	—
Amortization of actuarial losses	1	4	2	2	1	1
Amortization of prior service credits	—	—	—	—	(1)	(3)
Curtailment Gain	—	—	—	—	—	(19)
Net periodic benefit cost (credit)	$—	$2	$8	$7	$4	$(17)

Components of net periodic benefit cost (credit) for the six months ended June 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2014	2013	2014	2013	2014	2013
	(Millions of Dollars)
Service cost	$2	$2	$6	$6	$—	$—
Interest cost	26	24	8	7	8	8
Expected return on plan assets	(31)	(29)	(1)	(2)	—	—
Amortization of actuarial losses	2	7	3	4	1	3
Amortization of prior service credits	—	—	—	—	(2)	(6)
Curtailment Gain	—		—	—	—	(19)
Net periodic benefit cost (credit)	$(1)	$4	$16	$15	$7	$(14)

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

14.	INCOME TAXES
For the six months ended June 30, 2014, the Company recorded income tax expense of $(33) million on income from continuing operations before income taxes of $71 million. This compares to income tax expense of $(24) million on income from continuing operations before income taxes of $106 million in the same period of 2013. Income tax expense for the six months ended June 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes. The income tax expense for the six months ended June 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes, partially offset by pre-tax losses with no tax benefits.
During the three months ended March 31, 2014, the Company effectively settled tax positions through examination. As a result, $20 million of unrecognized tax benefits were resolved unfavorably with the taxing authority.
On July 11, 2013, the Company became part of an affiliated group of corporations as defined in Section 1504 of the Internal Revenue Code of 1986 ("the Code"), as amended, of which American Entertainment Properties Corp. (“AEP”), a wholly owned subsidiary of Icahn Enterprises, is the common parent. The Company subsequently entered into a tax allocation agreement (the “Tax Allocation Agreement”) with AEP. Pursuant to the Tax Allocation Agreement, AEP and the Company have agreed to the allocation of certain income tax items. The Company will join AEP in the filing of AEP’s federal consolidated return and certain state consolidated returns. In those jurisdictions where the Company is filing consolidated returns with AEP, the Company will pay to AEP any tax it would have owed had it continued to file separately. To the extent that the AEP consolidated group is able to reduce its tax liability as a result of including the Company in its consolidated group, AEP will pay the Company an amount equal to 20% of such reduction and the Company will carryforward for its own use under the Tax Allocation Agreement 80% of the items that caused the tax reduction (the “Excess Tax Benefits”). While a member of the AEP affiliated group the Company will reduce the amounts it would otherwise owe AEP by the Excess Tax Benefits. Moreover, if the Company should ever become deconsolidated from AEP, AEP will reimburse the Company for any tax liability in post-deconsolidation years the Company would not have paid had it actually had the Excess Tax Benefits for its own use. The cumulative payments to the Company by AEP post-deconsolidation cannot exceed the cumulative reductions in tax to the AEP group resulting from its use of the Excess Tax Benefits. Separate return methodology will be used in determining income taxes.

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

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At June 30, 2014, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $44 million.

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

Affiliate Pension Obligations

In July 2013, the Company completed a common stock rights offering. The purchases of shares of common stock in the rights offering increased the indirect control of Mr. Carl C. Icahn to approximately 80.73% of the voting power. As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of June 30, 2014. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $71 million as of June 30, 2014. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.
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

Other Matters

On April 25, 2014, a group of plaintiffs brought an action against Federal-Mogul Products, Inc. (“F-M Products”), a wholly-owned subsidiary of the Company, alleging injuries and damages associated with the discharge of chlorinated hydrocarbons by the former owner of a facility located in Kentucky.  Since 1998, when F-M Products acquired the facility, it has been cooperating with the applicable regulatory agencies on remediating the prior discharges pursuant to an order entered into by the facility’s former owner. The Company is unable to estimate any reasonably possible range of loss for reasons including that the plaintiffs did not claim any amount of damages in their complaint. F-M Products intends to vigorously defend this litigation.
The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX)
The following represents the Company’s changes in accumulated other comprehensive loss ("AOCL") by component for the six months ended June 30, 2014:

	Foreign Currency Translation Adjustments	Gains and Losses on Cash Flow Hedges	Post- employment Benefits	Total
	(Millions of Dollars)
Balance January 1, 2014	$(249)	$(16)	$(361)	$(626)

Other comprehensive income (loss) before reclassifications	(1)	1	—	—
Amounts reclassified from AOCL	—	2	6	8
Income taxes	—	(1)	(1)	(2)
Other comprehensive income (loss)	(1)	2	5	6

Balance June 30, 2014	$(250)	$(14)	$(356)	$(620)

17.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Items not reclassified in their entirety out of AOCL to net income are as follows:

	Three Months Ended		Six Months Ended		Affected Line Item in the
	June 30		June 30		Statement Where Net Income
	2014	2013	2014	2013	is Presented
	(Millions of Dollars)
Losses on cash flow hedges
Commodity contracts	$—	$(1)	$(1)	$(1)	Cost of products sold
Foreign currency contracts	—	—	(1)	—	Cost of products sold
Interest rate swap contracts	—	(1)	—	(8)	Interest expense, net
Total	—	(2)	(2)	(9)
Income taxes	1	—	1	—	Income tax expense
Net of tax	1	(2)	(1)	(9)

Postemployment benefits
Recognition of unamortized losses	—	—	—	(4)	Loss from discontinued operations, net of tax
Curtailment gain	—	19	—	19	OPEB curtailment gain
Amortization of prior service credits	1	3	2	6	Cost of products sold and Selling, general and administrative expenses ("SG&A")
Amortization of actuarial losses	(3)	(7)	(6)	(14)	Cost of products sold and SG&A
Total	(2)	15	(4)	7
Income taxes	1	—	1	—	Income tax expense
Net of tax	(1)	15	(3)	7

Total reclassifications	$—	$13	$(4)	$(2)

18.	WARRANTS
On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of June 30, 2014.

19.	STOCK-BASED COMPENSATION
A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the six months ended June 30, 2014 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)
Outstanding at January 1, 2014	1,259	$19.43	2.4	$1
Exercised	(37)	17.10
Forfeited	(3)	20.10
Outstanding at March 31, 2014	1,219	$19.49	2.2	$1
Exercised	(15)	17.48
Forfeited	(314)	19.52
Outstanding at June 30, 2014	890	$19.52	1.9	$1

Exercisable at June 30, 2014	786	$19.77	1.8	$1

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,043,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vested 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company recognized SARs income of $1 million and $2 million for the three and six months ended June 30, 2014, respectively. The Company recognized SARs expense of $1 million and less than $1 million for the three and six months ended June 30, 2013, respectively.
The June 30, 2014 and December 31, 2013 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	June 30, 2014			December 31, 2013
	2012 SARs	2011 SARs	2010 SARs	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.16	$17.64	$21.03	$17.16
Expected volatility	41%	41%	41%	48%	48%	48%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected forfeitures	—%	—%	—%	—%	—%	—%
Risk-free rate over the expected life	0.21%	0.09%	0.07%	0.29%	0.14%	0.10%
Expected life (in years)	1.4	0.8	0.3	1.7	1.1	0.6
Fair value (in millions)	$1.6	$1.3	$0.3	$2.6	$2.3	$0.5
Fair value of vested portion (in millions)	$1.1	$1.3	$0.3	$1.1	$1.7	$0.5

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

20.	INCOME (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic and diluted income (loss) per common share attributable to Federal-Mogul:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Millions of Dollars, Except per Share Amounts)
Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$(5)	$61	$35	$78
Loss from discontinued operations, net of income tax	—	(5)	—	(56)
Net income (loss)	$(5)	$56	$35	$22

Weighted average shares outstanding, basic (in millions)	150.0	98.9	150.0	98.9

Incremental shares on assumed conversion of warrants (in millions)	—	—	—	—

Weighted average shares outstanding, diluted (in millions)	150.0	98.9	150.0	98.9

Net income (loss) per common share attributable to Federal-Mogul – basic and diluted:
Net income (loss) from continuing operations	$(0.03)	$0.62	$0.23	$0.79
Loss from discontinued operations, net of income tax	—	(0.05)	—	(0.57)
Net income (loss)	$(0.03)	$0.57	$0.23	$0.22

Warrants to purchase 6,951,871 common shares were not included in the computation of weighted average shares outstanding, including dilutive shares, for the three and six months ended June 30, 2014 and 2013 because the exercise price was greater than the average market price of the Company’s common shares during these periods.
As a result of the Company’s common stock registered rights offering announced in May 2013, the Company’s total shares outstanding increased by 51,124,744 shares to 150,029,244 shares outstanding as of July 10, 2013.

21.	SUBSEQUENT EVENT
On July 11, 2014, the Company completed the purchase of certain business assets of the Honeywell automotive and industrial brake friction business including two recently established manufacturing facilities in China and Romania. The business was acquired through a combination of asset and stock purchases for a base purchase price of $169 million, subject to certain customary closing and post-closing adjustments. The purchase of Honeywell's friction business substantially strengthens the manufacturing and engineering capabilities of the Company's current global braking portfolio.
The assets acquired and liabilities assumed will be recorded at fair value as of the acquisition date in accordance with FASB ASC Topic No. 805, Business Combinations. The preliminary allocation of the purchase price will occur in the third quarter of 2014. There were no revenues or earning related to Honeywell included in the Company's condensed consolidated statement of income.

22.    OPERATIONS BY REPORTING SEGMENT
The Company operates with two end-customer focused business segments. The Powertrain segment focuses on original equipment products for automotive, heavy duty and industrial applications. The Motorparts segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the Company's global teams to be responsive to customers’ needs for superior products and to promote greater identification with the Company's premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA provides supplemental information for management and investors to evaluate the operating performance of its business. Management uses and believes that investors benefit from referring to Operational EBITDA in assessing the Company’s operating results, as well as in planning, forecasting and analyzing future periods as this financial measure approximates the cash flow associated with the operational earnings of the Company. Additionally, Operational EBITDA presents measures of corporate performance exclusive of capital structure and the method by which assets were acquired and financed. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses, the income statement impacts associated with stock appreciation rights, and loss on debt extinguishment.
Net sales, cost of products sold and gross margin information are as follows:

	Three Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Margin
	2014	2013	2014	2013	2014	2013
	(Millions of Dollars)
Powertrain	$1,162	$1,072	$(1,013)	$(929)	$149	$143
Motorparts	791	761	(643)	(626)	148	135
Inter-segment eliminations	(81)	(89)	81	89	—	—
Total Reporting Segment	1,872	1,744	(1,575)	(1,466)	297	278
Corporate	—	—	—	—	—	—
Total Company	$1,872	$1,744	$(1,575)	$(1,466)	$297	$278

	Six Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Margin
	2014	2013	2014	2013	2014	2013
	(Millions of Dollars)
Powertrain	$2,300	$2,100	$(2,003)	$(1,832)	$297	$268
Motorparts	1,510	1,475	(1,236)	(1,216)	274	259
Inter-segment eliminations	(159)	(172)	159	172	—	—
Total Reporting Segment	3,651	3,403	(3,080)	(2,876)	571	527
Corporate	—	—	—	—	—	—
Total Company	$3,651	$3,403	$(3,080)	$(2,876)	$571	$527

Operational EBITDA and the reconciliation to net income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Millions of Dollars)
Powertrain	$117	$105	$233	$192
Motorparts	63	57	114	108
Total Operational EBITDA	180	162	347	300

Depreciation and amortization *	(82)	(72)	(162)	(142)
Interest expense, net	(31)	(24)	(53)	(53)
Restructuring expense, net	(30)	(8)	(38)	(15)
Loss on debt extinguishment	(24)	—	(24)	—
OPEB curtailment gain	—	19	—	19
Non-service cost components associated with U.S. based funded pension plans	2	(1)	3	(1)
Discontinued operations *	—	(5)	—	(56)
Adjustment of assets to fair value	(2)	(2)	(2)	(2)
Stock appreciation rights	1	(1)	2	—
Income tax expense	(15)	(13)	(33)	(24)
Other	(2)	3	(2)	—
Net income (loss)	$(3)	$58	$38	$26

* Contained within discontinued operations is $1 million of depreciation and amortization expense for the three months ended March 31, 2013.

Total assets are as follows:

	June 30	December 31
	2014	2013
	(Millions of Dollars)
Powertrain	$3,575	$3,373
Motorparts	3,247	3,055
Total Reporting Segment Assets	6,822	6,428
Corporate	602	754
Total Company Assets	$7,424	$7,182

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
The Company has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the six months ended June 30, 2014, the Company derived 37% of its sales in the United States and 63% internationally. The Company has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Russia, South Africa and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.

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
The Company operates with two end-customer focused business segments. The Powertrain segment focuses on original equipment products for automotive, heavy duty and industrial applications. The Motorparts segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the global Federal-Mogul teams to be responsive to customers’ needs for superior products and to promote greater identification with Federal-Mogul premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.
The Powertrain segment primarily represents the Company’s OE business. About 94% of Powertrain's sales are to OEM customers, with the remaining 6% of its sales being sold directly to Motorparts for eventual distribution, by Motorparts, to customers in the independent aftermarket. Discussions about the Company’s Powertrain segment or its OE business should be seen as analogous. The performance of Powertrain is therefore highly correlated to changes in regional OEM light and commercial vehicle production, together with the changes in the mix of technologies (such as between light vehicle gasoline and light vehicle diesel), and changes in demand for non-automotive and industrial applications. These drivers are enhanced by the rate at which the Company gains new programs, which is itself affected by the rate at which the OEM’s make improvements to emissions and fuel economy – some in response to regional regulations.The Motorparts segment primarily represents the Company’s aftermarket business. About 75% of Motorparts' sales are to the customers in the independent aftermarket. The remaining 25% of the Motorparts business is to OEM or tier 1 suppliers to OEM, and the OES market, essentially, dealer supplied replacement parts – a feature more prevalent in Europe than in North America. The OES market is subject to the same general commercial patterns as the aftermarket business. The performance of Motorparts is therefore highly correlated to the factors that variously influence the different regional replacement parts markets around the world, such as vehicle miles driven, the average age of vehicles on the road, the size of the regional vehicle parcs and levels of consumer confidence. These drivers are enhanced by the relative strength of the aftermarket brands and the breadth of the portfolio offered relative to the changing needs of the local markets.
For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report.

Results of Operations
Consolidated Results – Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013

Net sales:

	Three Months Ended
	June 30
	2014	2013
	(Millions of Dollars)
Powertrain	$1,162	$1,072
Motorparts	791	761
Inter-segment eliminations	(81)	(89)
Total	$1,872	$1,744

The percentage of net sales by group and region for the three months ended June 30, 2014 and 2013 are listed below.

	Powertrain	Motorparts	Total
2014
North America	34%	58%	44%
EMEA	49%	36%	43%
Rest of World	17%	6%	13%

2013
North America	34%	56%	43%
EMEA	49%	38%	44%
Rest of World	17%	6%	13%

Cost of products sold:

	Three Months Ended
	June 30
	2014	2013
	(Millions of Dollars)
Powertrain	$(1,013)	$(929)
Motorparts	(643)	(626)
Inter-segment eliminations	81	89
Total Reporting Segment	$(1,575)	$(1,466)

Gross margin:

	Three Months Ended
	June 30
	2014	2013
	(Millions of Dollars)
Powertrain	$149	$143
Motorparts	148	135
Total Reporting Segment	$297	$278

Consolidated sales increased by $128 million or 7%, to $1,872 million for the second quarter of 2014 from $1,744 million in the same period of 2013 with favorable foreign currency impact of $20 million. Excluding sales directly related to the acquisition of the DZV Bearings Business of $5 million and sales from the Affinia Chassis Business Acquisition of $32 million, sales organically increased by $71 million, which is net of customer price deductions of $7 million. This organic growth is comprised of Powertrain increases of $79 million or 7% partly offset by Motorparts decreases of $8 million. By region, this organic growth is comprised of flat sales in Europe, a 6% increase in sales in North America and a 10% increase in sales in ROW.
The Company's organic sales growth of $71 million is driven by an increase in the Powertrain Segment's external sales volumes, net of customer price deductions of $79 million or 7%. This increase is driven by higher sales volumes and market share gains in all regions. In Europe, Powertrain sales increased by 4% or $20 million compared to an increase in European light vehicle production of 1% and a decrease in commercial vehicle production of 6%. In North America, Powertrain sales increased by 12% or $40 million compared to flat light vehicle production and an increase in commercial vehicle production of 5%. In ROW, as Powertrain's presence in the Asian light vehicle market continued to grow, Powertrain sales increased by $19 million or 11%, compared to an increase in light vehicle production of 3% and flat commercial vehicle production in the region. When taking into account this regional and market mix of Powertrain sales, its sales therefore grew in excess of underlying market demand.
Cost of products sold increased by $109 million to $1,575 million for the second quarter of 2014 compared to $1,466 million in the same period of 2013. The increase in material, labor and overheads as a direct result of the increase in external sales volumes/mix was $62 million, plus a further $30 million of such costs directly related to acquisitions. The impact from currency of $19 million, unfavorable productivity of $8 million, an increase in depreciation of $5 million, and an increase in inter-segment sales volumes of $1 million were partially offset by savings in material costs of $16 million.
Gross margin increased by $19 million to $297 million, or 15.9% of sales for the second quarter of 2014 compared to $278 million, or 15.9% of sales in the same period of 2013. The positive impact on margins is due to an increase in external sales volumes was $16 million. Other factors contributing to the increased margin were favorable materials and services sourcing of $16 million, increased margins directly related to acquisitions of $7 million, and favorable currency impacts of $1 million. These increases were offset by unfavorable productivity of $8 million, unfavorable customer pricing of $7 million, increased depreciation of $5 million, and unabsorbed fixed costs on inter-segment sales of $1 million.
Reporting Segment Results – Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and operational EBITDA from continuing operations for the three months ended June 30, 2014 compared with the three months ended June 30, 2013 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses, the income statement impacts associated with stock appreciation rights, and loss on debt extinguishment.

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Sales
Three months ended June 30, 2013	$1,072	$761	$(89)	$1,744	$—	$1,744
External sales volumes	86	(8)	—	78	—	78
Inter-segment sales volumes	(10)	2	8	—	—	—
Customer pricing	(7)	—	—	(7)	—	(7)
Acquisitions	5	32	—	37	—	37
Foreign currency	16	4	—	20	—	20
Three months ended June 30, 2014	$1,162	$791	$(81)	$1,872	$—	$1,872

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Cost of Products Sold
Three months ended June 30, 2013	$(929)	$(626)	$89	$(1,466)	$—	$(1,466)
External sales volumes / mix	(73)	11	—	(62)	—	(62)
Inter-segment sales volumes	9	(2)	(8)	(1)	—	(1)
Productivity, net of inflation	(1)	(7)	—	(8)	—	(8)
Materials and services sourcing	6	10	—	16	—	16
Depreciation	(5)	—	—	(5)	—	(5)
Acquisitions	(5)	(25)	—	(30)	—	(30)
Foreign currency	(15)	(4)	—	(19)	—	(19)
Three months ended June 30, 2014	$(1,013)	$(643)	$81	$(1,575)	$—	$(1,575)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Gross Margin
Three months ended June 30, 2013	$143	$135	$—	$278	$—	$278
External sales volumes / mix	13	3	—	16	—	16
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(1)	—	—	(1)	—	(1)
Customer pricing	(7)	—	—	(7)	—	(7)
Productivity, net of inflation	(1)	(7)	—	(8)	—	(8)
Materials and services sourcing	6	10	—	16	—	16
Depreciation	(5)	—	—	(5)	—	(5)
Acquisitions	—	7	—	7	—	7
Foreign currency	1	—	—	1	—	1
Three months ended June 30, 2014	$149	$148	$—	$297	$—	$297

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Operational EBITDA
Three months ended June 30, 2013	$105	$57	$—	$162	$—	$162
External sales volumes / mix	13	3	—	16	—	16
Unabsorbed fixed costs on inter-segment sales	(1)	—	—	(1)	—	(1)
Customer pricing	(7)	—	—	(7)	—	(7)
Productivity, cost of products sold	(1)	(7)	—	(8)	—	(8)
Productivity, SG&A	2	2	—	4	—	4
Productivity, other	—	—	—	—	—	—
Sourcing, cost of products sold	6	10	—	16	—	16
Sourcing, SG&A	—	1	—	1	—	1
Equity earnings in non-consolidated affiliates	2	1	—	3	—	3
Acquisitions	1	2	—	3	—	3
Foreign currency	—	(1)	—	(1)	—	(1)
Other	(3)	(5)	—	(8)	—	(8)
Three months ended June 30, 2014	$117	$63	$—	$180	$—	$180
Depreciation and amortization						(82)
Interest expense, net						(31)
Restructuring expense, net						(30)
Loss on debt extinguishment						(24)
Non-service cost components associated with the U.S. based funded pension plan						2
Adjustment of assets to fair value						(2)
Stock appreciation rights						1
Income tax expense						(15)
Other						(2)
Net income						$(3)

Powertrain
Sales increased by $90 million, or 8%, to $1,162 million for the second quarter of 2014 from $1,072 million in the same period of 2013. The Powertrain segment generates approximately 70% of its sales outside the United States and the resulting currency movements increased sales by $16 million. Excluding currency movements and sales directly related to the acquisition of the DZV Bearings Business of $5 million, external sales volumes increased by $79 million, net of $7 million from customer price decreases, or 7%. This increase is driven by higher sales volumes and market share gains in all regions. In Europe, Powertrain sales increased by 4% or $20 million compared to an increase in European light vehicle production of 1% and a decrease in commercial vehicle production of 6%. In North America, Powertrain sales increased by 12% or $40 million compared to flat light vehicle production and an increase in commercial vehicle production of 5%. In ROW, as Powertrain's presence in the Asian light vehicle market continued to grow, Powertrain sales increased by $19 million or 11%, compared to an increase in light vehicle production of 3% and flat commercial vehicle production in the region. When taking into account this regional and market mix of Powertrain sales, its sales therefore grew in excess of underlying market demand.
Cost of products sold increased by $84 million to $1,013 million for the second quarter of 2014 compared to $929 million in the same period of 2013. The increase in materials, labor and overhead as a direct result of external sales volumes/mix was $73 million, plus a further $5 million of such costs directly related to acquisitions. The increase from foreign currency impacts of $15 million and increased depreciation of $5 million were partially offset by a decrease in materials, labor and overhead from a decrease in inter-segment sales volumes of $9 million and savings in material costs of $6 million.

Gross margin increased by $6 million to $149 million, or 12.8% of sales for the second quarter of 2014 from $143 million, or 13.3% of sales in the same period of 2013. Margin increased by $13 million directly related to the increase in external sales volumes/mix . Material and services sourcing savings improved margins by $6 million. Gross margin was negatively impacted by unfavorable customer pricing of $7 million, and increased depreciation of $5 million.
Operational EBITDA increased by $12 million to $117 million for the second quarter of 2014 from $105 million in the same period of 2013. The increase is attributable to $13 million of net favorable impact from external sales volumes/mix, savings from materials and services sourcing of $6 million, a $2 million increase in earnings from non-consolidated affiliates, favorable productivity of $1 million, and a $1 million increase from acquisitions. These increases were partially offset by unfavorable customer pricing of $7 million, an increase in unabsorbed fixed costs on inter-segment sales of $1 million, and other reductions of $3 million.

Motorparts
Sales increased by $30 million, or 4%, to $791 million for the second quarter of 2014 from $761 million in the same period of 2013. When excluding sales directly related to the Affinia Chassis Business Acquisition of $32 million and favorable foreign currency impacts of $4 million, external sales decreased by $8 million. This sales decrease was driven by a decline in Europe due to continued softness in the region as well as lower export sales, mainly into Venezuela. These decreases were partially offset by stronger sales in the US and Canada aftermarket business where sales increased by 4% as well as an increase in sales in the ROW of 8% driven by stronger aftermarket demand.
Cost of products sold increased by $17 million to $643 million for the second quarter of 2014 compared to $626 million in the same period of 2013. The increase in materials, labor and overhead as a direct result of acquisitions was $25 million. Productivity of $7 million, foreign currency impact of $4 million, and costs related to the increase in inter-segment sales of $2 million were offset by reduced external sales volumes combined with positive mix impacts of $11 million and materials and services sourcing savings of $10 million.
Gross margin increased by $13 million to $148 million, or 18.7% of sales, for the second quarter of 2014 compared to $135 million or 17.7% of sales, in the same period of 2013. This increase is attributable to the net favorable impact of external sales volumes/mix of $3 million with a further $7 million directly related to acquisitions. Materials and sourcing savings of $10 million,were partially offset by unfavorable productivity of $7 million.
Operational EBITDA increased by $6 million to $63 million for the second quarter of 2014 from $57 million in the same period of 2013. The increase is attributable to $3 million of net favorable impact of external sales volumes/mix, savings in materials and sourced products of $11 million, an increase of $2 million from acquisitions, and increased equity earnings in non-consolidated affiliates of $1 million. These increases were partially offset by project costs of $5 million and other reductions of $5 million, primarily related to weaker performance in the wiper business.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $195 million, or 10.4% of net sales, for the second quarter of 2014 as compared to $184 million, or 10.6% of net sales, for the same quarter of 2013. The increase in SG&A costs is primarily attributable to the addition of SG&A costs from the Affinia Chassis Business Acquisition as well as project costs associated with strategic initiatives in Motorparts.
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $46 million for the second quarter of 2014 compared with $42 million for the same period of 2013.

Interest Expense, Net
Net interest expense was $31 million for the second quarter of 2014 compared to $24 million for the second quarter of 2013. This increase is attributable to the refinancing of the Company's term loans in April 2014.

Restructuring Activities
The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended June 30, 2014:

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at March 31, 2014	$8	$12	$20	$2	$22
Provisions	19	11	30	—	30
Payments	(3)	(5)	(8)	(1)	(9)
Balance at June 30, 2014	$24	$18	$42	$1	$43

OPEB Curtailment Gain
During the second quarter of 2013, the Company ceased operations at one of its U.S. manufacturing locations. As this location participated in the Company’s U.S. Welfare Benefit Plan, the Company had this plan re-measured due to its curtailment implications. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the Company’s U.S. Welfare Benefit Plan triggered the recognition of a $19 million OPEB curtailment gain, which was recognized in the consolidated statements of operations during the three months ended June 30, 2013.

Other (Expense) Income, Net
The specific components of “Other (expense) income, net” for the three months ended June 30, are as follows:

	Three Months Ended
	June 30
	2014	2013
	(Millions of Dollars)
Foreign currency exchange	$(2)	$(4)
Adjustment of Chapter 11 accrual	—	4
Losses on sales of account receivables	(2)	(2)
Third-party royalty income	1	2
Other	(1)	(1)
	$(4)	$(1)

Income Taxes
For the three months ended June 30, 2014, the Company recorded income tax expense of $(15) million on income from continuing operations before income taxes of $12 million. This compares to an income tax expense of $(13) million on income from continuing operations before income taxes of $76 million in the same period of 2013. The income tax expenses for the three months ended June 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes. The income tax expense for the three months ended June 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes, partially offset by pre-tax losses with no tax benefits.

Discontinued Operations
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During 2013, the Company divested its sintered components operations located in France (first quarter event), its connecting rod manufacturing facility located in Canada (second quarter event), its camshaft foundry located in the United Kingdom (second quarter event) and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States (third quarter event). These divestitures have been presented as discontinued operations in the consolidated statements of operations. The Company recognized a loss from discontinued operations of $5 million (no income tax impact) during the three months ended June 30, 2013.

Consolidated Results – Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013

Net sales:

	Six Months Ended
	June 30
	2014	2013
	(Millions of Dollars)
Powertrain	$2,300	$2,100
Motorparts	1,510	1,475
Inter-segment eliminations	(159)	(172)
Total	$3,651	$3,403

The percentage of net sales by group and region for the six months ended June 30, 2014 and 2013 are listed below.

	Powertrain	Motorparts	Total
2014
North America	34%	57%	43%
EMEA	49%	37%	44%
Rest of World	17%	6%	13%

2013
North America	34%	57%	43%
EMEA	49%	37%	44%
Rest of World	17%	6%	13%

Cost of products sold:

	Six Months Ended
	June 30
	2014	2013
	(Millions of Dollars)
Powertrain	$(2,003)	$(1,832)
Motorparts	(1,236)	(1,216)
Inter-segment eliminations	159	172
Total Reporting Segment	$(3,080)	$(2,876)

42

Gross margin:

	Six Months Ended
	June 30
	2014	2013
	(Millions of Dollars)
Powertrain	$297	$268
Motorparts	274	259
Total Reporting Segment	$571	$527

Consolidated sales increased by $248 million or 7%, to $3,651 million for the six months ended June 30, 2014 from $3,403 million in the same period of 2013. The impact of foreign currency increased sales by $26 million, resulting in a constant dollar sales increase of $222 million. Sales increased by $9 million related to the acquisition the DZV Bearings Business and $32 million related to the Affinia Chassis Business Acquisition. Therefore the organic sales growth was $181 million or 5% including the impact of customer price reductions of $21 million. This organic growth is comprised of an increase in Powertain's external sales volumes of $185 million or 9% including customer price reductions of $15 million, partly offset by a decrease in Motorparts external sales of $4 million including customer price reductions of $6 million. By region, this organic growth is comprised of a 3% increase in sales in Europe , a 6% increase in sales in North America and a 12% increase in sales in ROW.
The Company's organic sales growth of $181 million is driven by an increase in Powertain's external sales volumes, net of customer price decreases of $185 million or 9%. This increase is driven by higher sales volumes and market share gain in all regions. In Europe, Powertain sales increased by 6% or $63 million compared to an increase in European light vehicle of 4% and a decrease in commercial vehicle production of 3%. In North America, Powertain sales increased by 12% or $79 million compared to an increase in both light vehicle and commercial vehicle production of 2% and 11% respectively. In ROW, as Powertain's presence in the emerging light vehicle market continued to grow, Powertrain sales increased by $43 million or 13%, compared to an increase in both light vehicle and commercial vehicle production of 4% and 5%, respectively. When taking into account this regional and market mix of Powertrain sales, its sales therefore grew in excess of underlying market demand.
Cost of products sold increased by $204 million to $3,080 million for the six months ended June 30, 2014 compared to $2,876 million in the same period of 2013. The increase in materials, labor and overhead as a direct result of external sales volumes/mix was $141 million, plus a further $33 million of such costs directly related to acquisitions. The impact from foreign currency of $25 million, unfavorable productivity of $18 million, an increase in depreciation of $11 million, and a decline in inter-segment sales volumes of $2 million were partially offset by savings in material costs of $26 million.
Gross margin increased by $44 million to $571 million, or 15.6% of sales, for the six months ended June 30, 2014 compared to $527 million, or 15.5% of sales in the same period of 2013. The favorable impact on margins due to external sales volumes/mix was $61 million, representing a conversion of 30% on the incremental sales. Unfavorable customer pricing of $21 million, unfavorable productivity of $18 million, increased depreciation of $11 million, and unabsorbed fixed costs on inter-segment sales of $2 million were partially offset by favorable materials and services sourcing savings of $26 million, increased margin of $8 million directly related to acquisitions, and currency impacts of $1 million.

Reporting Segment Results – Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and operational EBITDA from continuing operations for the six months ended June 30, 2014 compared with the six months ended June 30, 2013 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses, the income statement impacts associated with stock appreciation rights, and loss on debt extinguishment.

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Sales
Six months ended June 30, 2013	$2,100	$1,475	$(172)	$3,403	$—	$3,403
External sales volumes	200	2	—	202	—	202
Inter-segment sales volumes	(15)	2	13	—	—	—
Customer pricing	(15)	(6)	—	(21)	—	(21)
Acquisitions	9	32	—	41	—	41
Foreign currency	21	5	—	26	—	26
Six months ended June 30, 2014	$2,300	$1,510	$(159)	$3,651	$—	$3,651

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Cost of Products Sold
Six months ended June 30, 2013	$(1,832)	$(1,216)	$172	$(2,876)	$—	$(2,876)
External sales volumes / mix	(148)	7	—	(141)	—	(141)
Inter-segment sales volumes	13	(2)	(13)	(2)	—	(2)
Productivity, net of inflation	(8)	(10)	—	(18)	—	(18)
Materials and services sourcing	10	16	—	26	—	26
Pension	—	—	—	—	—	—
Depreciation	(10)	(1)	—	(11)	—	(11)
Acquisitions	(8)	(25)	—	(33)	—	(33)
Foreign currency	(20)	(5)	—	(25)	—	(25)
Six months ended June 30, 2014	$(2,003)	$(1,236)	$159	$(3,080)	$—	$(3,080)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Gross Margin
Six months ended June 30, 2013	$268	$259	$—	$527	$—	$527
External sales volumes / mix	52	9	—	61	—	61
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(2)	—	—	(2)	—	(2)
Customer pricing	(15)	(6)	—	(21)	—	(21)
Productivity, net of inflation	(8)	(10)	—	(18)	—	(18)
Materials and services sourcing	10	16	—	26	—	26
Pension	—	—	—	—	—	—
Depreciation	(10)	(1)	—	(11)	—	(11)
Acquisitions	1	7	—	8	—	8
Foreign currency	1	—	—	1	—	1
Six months ended June 30, 2014	$297	$274	$—	$571	$—	$571

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Operational EBITDA
Six months ended June 30, 2013	$192	$108	$—	$300	$—	$300
External sales volumes / mix	52	8	—	60	—	60
Unabsorbed fixed costs on inter-segment sales	(2)	—	—	(2)	—	(2)
Customer pricing	(15)	(6)	—	(21)	—	(21)
Productivity, cost of products sold	(8)	(10)	—	(18)	—	(18)
Productivity, SG&A	9	1	—	10	—	10
Productivity, other	(1)	—	—	(1)	—	(1)
Sourcing, cost of products sold	10	16	—	26	—	26
Sourcing, SG&A	—	1	—	1	—	1
Equity earnings in non-consolidated affiliates	5	2	—	7	—	7
Acquisitions	2	2	—	4	—	4
Foreign currency	(6)	1	—	(5)	—	(5)
Other	(5)	(9)	—	(14)	—	(14)
Six months ended June 30, 2014	$233	$114	$—	$347	$—	$347
Depreciation and amortization						(162)
Interest expense, net						(53)
Restructuring expense, net						(38)
Loss on debt extinguishment						(24)
Non-service cost components associated with the U.S. based funded pension plan						3
Adjustment of assets to fair value						(2)
Stock appreciation rights						2
Income tax expense						(33)
Other						(2)
Net income						$38

Powertrain
Sales increased by $200 million, or 10%, to $2,300 million for the six months ended June 30, 2014 from $2,100 million in the same period of 2013. This increase is inclusive of $9 million of sales directly related to acquisitions. The Powertrain segment generates approximately 70% of its sales outside the United States and the resulting currency movements increased sales by $21 million. External sales volumes increased by $185 million, net of $15 million from customer price decreases, or 9%. This increase is driven by higher sales volumes and market share gain in all regions. In Europe, Powertrain sales increased by 6% or $63 million compared to an increase in European light vehicle of 4% and a decrease in commercial vehicle production of 3%. In North America, Powertrain sales increased by 12% or $79 million compared to an increase in both light vehicle and commercial vehicle production of 2% and 11% respectively. In ROW, as Powertrain's presence in the emerging light vehicle market continued to grow, Powertrain sales increased by $43 million or 13%, compared to an increase in both light vehicle and commercial vehicle production of 4% and 5%, respectively. When taking into account this regional and market mix of Powertrain sales, its sales therefore grew in excess of underlying market demand.
Cost of products sold increased by $171 million to $2,003 million for the six months ended June 30, 2014 compared to $1,832 million in the same period of 2013. The increase in materials, labor and overhead as a direct result of external and inter-segment sales volumes/mix was $135 million plus a further $8 million of such costs related to acquisitions. The increase from foreign currency impacts of $20 million, increased depreciation of $10 million and unfavorable productivity of $8 million were partially offset by savings in materials and services sourcing costs of $10 million.

Gross margin increased by $29 million to $297 million, or 12.9% of sales for the six months ended June 30, 2014 from $268 million, or 12.8% of sales in the same period of 2013. The favorable impact on margins due to external sales volumes/mix was $52 million, representing a conversion of 26% on the incremental sales. Unfavorable customer pricing of $15 million, increased depreciation of $10 million, unfavorable productivity of $8 million and an increase of unabsorbed fixed costs on inter-segment sales of $2 million were partially offset by savings from materials and services sourcing of $10 million, increased margin of $1 million from acquisitions and currency impacts of $1 million.
Operational EBITDA increased by $41 million to $233 million or 10.1% of revenue for the six months ended June 30, 2014 from $192 million or 9.1% of revenue in the same period of 2013. The increase is attributable to $52 million of net favorable impact of external sales volumes/mix, savings from materials and services sourcing of $10 million, a $5 million increase in earnings from non-consolidated affiliates, and $2 million from acquisitions. These increases were partially offset by unfavorable customer pricing of $15 million, foreign currency of $6 million, unabsorbed fixed costs on inter-segment sales of $2 million and other reductions of $5 million.

Motorparts
Sales increased by $35 million, or 2%, to $1,510 million for the six months ended June 30, 2014 from $1,475 million in the same period of 2013. This increase is inclusive of $32 million directly related to the Affinia Chassis Business Acquisition. Excluding sales from the acquisition and favorable foreign currency impacts of $5 million, external sales volumes increased by $2 million, which was offset by customer price reductions of $6 million. On a regional basis, sales in North America increased by 1% which was driven by increased sales in the US and Canada aftermarket of 5%. This was partially offset by a decline in Mexico and export aftermarket sales as a result of general softness in those markets as well as a decline in OE sales in the region due to the planned exit of a customer supply contract. In Europe, sales decreased by 3% driven by lower demand in the aftermarket and service channels. Sales in ROW increased by 4% versus 2013 driven by stronger aftermarket demand.
Cost of products sold increased by $20 million to $1,236 million for the six months ended June 30, 2014 compared to $1,216 million in the same period of 2013. Increases in materials, labor and overhead consist of $25 million from acquisitions, unfavorable productivity of $10 million, currency movements of $5 million, and increased depreciation of $1 million, were partially offset by materials and services sourcing savings of $16 million and $5 million as a direct result of external and inter-segment sales volumes/mix.
Gross margin increased by $15 million to $274 million, or 18.1% of sales, for the six months ended June 30, 2014 compared to $259 million or 17.6% of sales, in the same period of 2013. Materials and services sourcing savings of $16 million, the favorable impact of sales volumes/mix of $9 million, and $7 million from acquisitions were partially offset by decreased productivity of $10 million, unfavorable customer pricing of $6 million, and increased depreciation of $1 million.
Operational EBITDA increased by $6 million to $114 million for the six months ended June 30, 2014 from $108 million in the same period of 2013. Savings in materials and sourced products of $17 million, the favorable impact of sales volumes/mix of $8 million, increased equity earnings in non-consolidated affiliates of $2 million, $2 million from acquisitions, and currency movements of $1 million were partially offset by unfavorable productivity of $9 million, unfavorable customer pricing of $6 million, and other reductions of $9 million, primarily related to weaker performance in the wiper business.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $376 million, or 10.3% of net sales, for the six months ended June 30, 2014 as compared to $368 million, or 10.8% of net sales, for the same period of 2013. The increase in SG&A costs is primarily attributable to the addition of SG&A costs from the Affinia Chassis Business Acquisition as well as project costs associated with strategic initiatives in Motorparts.
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $93 million for the six months ended June 30, 2014 compared with $87 million for the same period of 2013.

Interest Expense, Net
Net interest expense was $53 million for the six months ended June 30, 2014 and 2013.

Restructuring Activities
The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for six months ended June 30, 2014:

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2014	$8	$14	$22	$2	$24
Provisions	3	4	7	1	$8
Payments	(3)	(6)	(9)	(1)	$(10)
Balance at March 31, 2014	$8	$12	$20	$2	$22
Provisions	19	11	30	—	30
Payments	(3)	(5)	(8)	(1)	(9)
Balance at June 30, 2014	$24	$18	$42	$1	$43

In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities in order to improve operating performance. As such, the Company has initiated several programs and will continue to evaluate alternatives to align its business with executive management's strategy.
During the second quarter of 2014, the Company continued consultation with works council for one of its French facilities to potentially cease operations. The Company has recorded a restructuring charge which is included in restructuring expense for three and six months ended June 30, 2014.
Other (Expense) Income, Net
The specific components of “Other (expense) income, net” for the six months ended June 30, 2014 are as follows:

	Six Months Ended
	June 30
	2014	2013
	(Millions of Dollars)
Foreign currency exchange	$(5)	$(2)
Losses on sales of account receivables	(3)	(3)
Adjustment of Chapter 11 accrual	—	4
Third-party royalty income	3	4
Other	(5)	—
	$(10)	$3

Income Taxes
For the six months ended June 30, 2014, the Company recorded income tax expense of $(33) million on income from continuing operations before income taxes of $71 million. This compares to an income tax expense of $(24) million on income from continuing operations before income taxes of $106 million in the same period of 2013. Income tax expense for the six months ended June 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes. The income tax expense for the six months ended June 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes, partially offset by pre-tax losses with no tax benefits.
During the three months ended March 31, 2014, the Company effectively settled tax positions through examination. As a result, $20 million of unrecognized tax benefits were resolved unfavorably with the taxing authority.
On July 11, 2013, the Company became part of an affiliated group of corporations as defined in Section 1504 of the Internal Revenue Code of 1986, as amended, of which American Entertainment Properties Corp. (“AEP”), a wholly owned subsidiary of Icahn Enterprises, is the common parent. The Company subsequently entered into a Tax Allocation Agreement (the “Tax Allocation

Agreement”) with AEP. Pursuant to the Tax Allocation Agreement, AEP and the Company have agreed to the allocation of certain income tax items. The Company will join AEP in the filing of AEP’s federal consolidated return and certain state consolidated returns. In those jurisdictions where the Company is filing consolidated returns with AEP, the Company will pay to AEP any tax it would have owed had it continued to file separately. To the extent that the AEP consolidated group is able to reduce its tax liability as a result of including the Company in its consolidated group, AEP will pay the Company an amount equal to 20% of such reduction and the Company will carryforward for its own use under the Tax Allocation Agreement 80% of the items that caused the tax reduction (the “Excess Tax Benefits”). While a member of the AEP affiliated group the Company will reduce the amounts it would otherwise owe AEP by the Excess Tax Benefits. Moreover, if the Company should ever become deconsolidated from AEP, AEP will reimburse the Company for any tax liability in post-consolidation years the Company would not have paid had it actually had the Excess Tax Benefits for its own use. The cumulative payments to the Company by AEP post-consolidation cannot exceed the cumulative reductions in tax to the AEP group resulting from its use of the Excess Tax Benefits. Separate return methodology will be used in determining income taxes

Discontinued Operations
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities.
During 2013, the Company divested its sintered components operations located in France (first quarter event), its connecting rod manufacturing facility located in Canada (second quarter event), its camshaft foundry located in the United Kingdom (second quarter event) and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States (third quarter event). These divestitures have been presented as discontinued operations in the consolidated statements of operations. The Company recognized a loss from discontinued operations of $56 million (no income tax impact) during the six months ended June 30, 2013.

Litigation and Environmental Contingencies
For a summary of material litigation and environmental contingencies, refer to Note 15, Commitments and Contingencies, of the consolidated financial statements.

Liquidity and Capital Resources
Cash Flow
Cash flow provided from operating activities was $161 million for the six months ended June 30, 2014 compared to cash flow used by operating activities of $116 million for the comparable period of 2013. The $45 million year-over-year increase is primarily attributable to a $26 million decrease in working capital outflow. The working capital improvement is primarily attributable to a year-over-year improvement in inventory of $41 million due to increased focus on the management of inventory levels.
Cash flow used by investing activities was $335 million for the six months ended June 30, 2014 compared to $215 million for the comparable period of 2013. Capital expenditures of $173 million and $186 million for the six months ended June 30, 2014 and 2013, respectively, were required to support future sales growth and productivity improvements. During the six months ended June 30, 2014, there were $165 million of payments to acquire businesses, net of cash acquired, $17 million of which was paid to acquire the DZV Bearings Business and $140 million of which was paid for the Affinia Chassis Business Acquisition. The Company assumed $10 million of pre-existing debt associated with the DZV Bearings Business acquisition. During the six months ended June 30, 2013, there were $25 million of net payments related to business dispositions.
Cash flow used by financing activities was $37 million for the six months ended June 30, 2014 compared to cash flow provided from financing activities of $26 million for the comparable period of 2013.

Financing Activities
On April 15, 2014, Federal-Mogul Holdings Corporation entered into a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Term Facilities”), which were arranged by Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (the "Term Arrangers"), and assumed all of the obligations of Federal-Mogul Corporation with respect to the Replacement Revolving Facility under the Credit Agreement (both defined below). The New Term Facilities were entered into, and the Replacement Revolving Facility was assumed, by Federal-Mogul Holdings Corporation pursuant to an amendment dated as of April 15, 2014 to the previously existing Term Loan and Revolving Credit Agreement dated December 27, 2007 among Federal-Mogul Corporation, the lenders party thereto, the Term Arrangers, Citibank, N.A., as Revolving Administrative Agent, Citibank, N.A., as Tranche B Term Administrative Agent, Credit Suisse AG, as Tranche C Term Administrative Agent, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Wells Fargo Bank, N.A., as Joint Lead Arrangers and Joint Bookrunners with respect to the Revolving Facility and Wells Fargo Bank, N.A., as sole Documentation Agent with respect to the Revolving Facility (as amended, the "Credit Agreement").
Immediately following the closing of the New Term Facilities, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities.
In accordance with FASB ASC Topic No. 405, Extinguishments of Liabilities, the Company recognized a $ 24 million non-cash loss on the extinguishment of debt attributable to the write-off of the unamortized fair value adjustment and unamortized debt issuance costs which is recorded in the line item “Loss on Debt Extinguishment” in the Company’s Condensed Consolidated Statements of Operations.
The New Term Facilities, among other things, (i) provides for aggregate commitments under the New Tranche B Facility of $700 million with a maturity date of April 15, 2018, (ii) provides for aggregate commitments under the New Tranche C Facility of $1.9 billion with a maturity date of April 15, 2021, (iii) increases the interest rates applicable to the New Facilities as described below, (iv) provides that for all outstanding letters of credit there is a corresponding decrease in borrowings available under the Replacement Revolving Facility, (v) provides that in the event that as of a particular determination date more than $700 million aggregate principal amount of existing term loans and certain related refinancing indebtedness will become due within 91 days of such determination date, the Replacement Revolving Facility will mature on such determination date, (vi) provides for additional incremental indebtedness, secured on a pari passu basis, of an unlimited amount of additional indebtedness if the Company meets a financial covenant incurrence test, and (vii) amends certain other restrictive covenants. Pursuant to the New Term Facilities, Federal-Mogul Holdings Corporation assumed all of the obligations of Federal-Mogul Corporation with respect to the Replacement Revolving Facility under the Credit Agreement.
Advances under the New Tranche B Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.00% or (ii) the Adjusted LIBOR Rate plus a margin of 3.00%, subject, in each case, to a floor of 1.00%. Advances under the New Tranche C Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate plus a margin of 2.75% or (ii) the Adjusted LIBOR Rate plus a margin of 3.75%, subject, in each case, to a minimum rate of 1.00% plus the applicable margin.
Due to the refinancing of the Company's term loans, the backstop commitment letter provided to the Company on December 6, 2013 from High River Limited Partnership, an affiliate of Mr. Carl C. Icahn and the Company’s largest stockholder, was terminated.
On December 6, 2013, the Company entered into an amendment (the “Replacement Revolving Facility”) of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Credit Agreement”), among the Company, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Replacement Revolving Facility”). The Replacement Revolving Facility, among other things, (i) increased the aggregate commitments available under the Replacement Revolving Facility from $540 million to $550 million, (ii) extended the maturity date of the Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amended the Company’s borrowing base to provide the Company with additional liquidity.
Advances under the Replacement Revolving Facility generally bear interest at a variable rate per annum equal to (i) the Alternate Base Rate (as defined in the Credit Agreement) plus an adjustable margin of 0.50% to 1.00% based on the average monthly availability under the Replacement Revolving Facility or (ii) Adjusted LIBOR Rate (as defined in the Credit Agreement) plus a margin of 1.50% to 2.00% based on the average monthly availability under the Replacement Revolving Facility. An unused commitment fee of 0.375% also is payable under the terms of the Replacement Revolving Facility.

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

Other Liquidity and Capital Resource Items
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	June 30	December 31
	2014	2013
	(Millions of Dollars)
Gross accounts receivable factored	$336	$271
Gross accounts receivable factored, qualifying as sales	318	258
Undrawn cash on factored accounts receivable	1	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$445	$364	$855	$697
Losses on sales of account receivables	(2)	(2)	(3)	(3)
Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $26 million and $21 million at June 30, 2014 and December 31, 2013. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Refer to Note 6, Financial Instruments, to the consolidated financial statements for information with respect to interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2014, the Company derived 37% of its sales in the United States and 63% internationally. Of these international sales, 57% are denominated in the euro, with no other single currency representing more than 10%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the six months ended June 30, 2014 would have decreased “Net income from continuing operations attributable to Federal-Mogul” by approximately $11 million.

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
As of June 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014, at the reasonable assurance level previously described.
Changes to Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of June 30, 2014, the Company’s management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the six months ended June 30, 2014.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.
Note 15, Commitments and Contingencies, that is included in Part I of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Except for the updated risk factor described below, there have been no material changes to the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014.

The Company has substantial indebtedness, which could restrict the Company’s business activities and could subject the Company to significant interest rate risk: As of June 30, 2014, the Company had approximately $2.7 billion of outstanding indebtedness. The Company is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition and results of operations.
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
On April 15, 2014, Federal-Mogul Holdings Corporation, as the new borrower, entered into the New Term Facilities and assumed the Replacement Revolving Facility, which among other things, (i) provides for aggregate commitments under a new tranche B loan facility of $700 million with a maturity date of April 15, 2018, and (ii) provides for aggregate commitments under a new tranche C loan facility of $1.9 billion with a maturity date of April 15, 2021. See Note 12, Debt, of the Company's consolidated financial statements for a further discussion. Although the New Term Facilities extended the maturity of the Company's outstanding indebtedness, the Company may need to borrow additional funds or refinance its existing indebtedness in the future, and there are no assurances that the Company will be able to do so on commercially reasonable terms or at all.

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

2.3
Amended and Restated Stock and Asset Purchase Agreement dated as of January 7, 2014 by and among Honeywell International Inc., Platin 966. GmbH and Saxid SAS (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 9, 2014 and filed with the Securities and Exchange Commission on July 15, 2014).

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

31.1
Certification by Daniel A. Ninivaggi, Co-Chief Executive Officer, Federal-Mogul Holdings Corporation, and Chief Executive Officer, Motorparts, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

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

101
Financial statements from the quarterly report on Form 10-Q of Federal-Mogul Holdings Corporation for the quarter ended June 30, 2014, filed on July 23, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows: and (v) the Notes to the Consolidated Financial Statements filed herewith.

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
Dated: July 23, 2014