Form 10-Q
period 2014-09-30
Federal-Mogul Holdings Corp
filed 2014-10-22
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of October 20, 2014, there were 150,029,244 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL HOLDINGS CORPORATION
Form 10-Q
For the Three and Nine Months Ended September 30, 2014

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Millions of Dollars,
	Except per Share Amounts)

Net sales	$1,871	$1,690	$5,522	$5,093
Cost of products sold	(1,609)	(1,435)	(4,689)	(4,311)

Gross margin	262	255	833	782

Selling, general and administrative expenses	(210)	(177)	(585)	(545)
OPEB curtailment gain	—	—	—	19
Interest expense, net	(34)	(24)	(87)	(77)
Restructuring expense, net	(25)	(4)	(63)	(20)
Loss on debt extinguishment	—	—	(24)	—
Equity earnings of non-consolidated affiliates	12	8	39	26
Amortization expense	(13)	(12)	(37)	(36)
Adjustment of assets to fair value	(1)	(1)	(3)	(3)
Other (expense) income, net	7	(6)	(4)	(1)

Income (loss) from continuing operations before income taxes	(2)	39	69	145
Income tax expense	(15)	(6)	(48)	(30)

Net income (loss) from continuing operations	(17)	33	21	115
(Loss) income from discontinued operations, net of income tax	—	7	—	(49)
Net income (loss)	(17)	40	21	66

Less net income attributable to noncontrolling interests	(1)	(2)	(4)	(6)
Net income (loss) attributable to Federal-Mogul	$(18)	$38	$17	$60

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$(18)	$31	$17	$109
(Loss) income from discontinued operations, net of income tax	—	7	—	(49)
Net income (loss)	$(18)	$38	$17	$60

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income (loss) from continuing operations	$(0.12)	$0.21	$0.11	$0.95
(Loss) income from discontinued operations, net of income tax	—	0.05	—	(0.43)
Net income (loss)	$(0.12)	$0.26	$0.11	$0.52
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Millions of Dollars)
Net income (loss)	$(17)	$40	$21	$66

Other comprehensive income (loss):

Foreign currency translation adjustments and other	(99)	49	(100)	(29)

Postemployment benefits:
Net unrealized postemployment benefits credits arising during period	7	10	7	22
Reclassification of net postemployment benefit losses of deconsolidated affiliates	(1)	—	1	—
Reclassification of net postemployment benefits costs (credits) included in net income (loss) during period	1	(14)	5	(21)
Income taxes	—	—	(1)	(1)
Postemployment benefits, net of tax	7	(4)	12	—

Hedge instruments:
Net unrealized hedging gains (losses) arising during period	—	3	1	(4)
Reclassification of net hedging losses included in net income (loss) during period	1	3	2	12
Income taxes	(1)	—	(1)	1
Hedge instruments, net of tax	—	6	2	9

Other comprehensive income (loss), net of tax	(92)	51	(86)	(20)

Comprehensive income (loss)	(109)	91	(65)	46

Less comprehensive (income) loss attributable to noncontrolling interests	6	(2)	3	(2)

Comprehensive income (loss) attributable to Federal-Mogul	$(103)	$89	$(62)	$44
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	September 30	December 31
	2014	2013
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$469	$761
Accounts receivable, net	1,510	1,324
Inventories, net	1,241	1,068
Prepaid expenses and other current assets	232	224
Total current assets	3,452	3,377

Property, plant and equipment, net	2,163	2,038
Goodwill and other indefinite-lived intangible assets	1,052	1,017
Definite-lived intangible assets, net	369	356
Investments in non-consolidated affiliates	268	253
Other noncurrent assets	203	141
	$7,507	$7,182

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$121	$1,694
Accounts payable	976	799
Accrued liabilities	589	454
Current portion of pensions and other postemployment benefits liability	48	44
Other current liabilities	182	147
Total current liabilities	1,916	3,138

Long-term debt	2,574	905
Pensions and other postemployment benefits liability	970	1,028
Long-term portion of deferred income taxes	389	383
Other accrued liabilities	122	127

Shareholders’ equity:
Preferred stock ($0.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($0.01 par value; 450,100,000 authorized shares; 151,624,744 issued shares and 150,029,244 outstanding shares as of September 30, 2014 and December 31, 2013)	2	2
Additional paid-in capital, including warrants	2,649	2,649
Accumulated deficit	(501)	(518)
Accumulated other comprehensive loss	(705)	(626)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	1,428	1,490
Noncontrolling interests	108	111
Total shareholders’ equity	1,536	1,601
	$7,507	$7,182
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30
	2014	2013
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net income	$21	$66
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	251	218
Restructuring expense, net	63	20
Payments against restructuring liabilities	(33)	(19)
Loss on debt extinguishment	24	—
Equity earnings of non-consolidated affiliates	(39)	(26)
Cash dividends received from non-consolidated affiliates	22	27
Change in postemployment benefits	(64)	(51)
OPEB curtailment gain	—	(19)
Net loss from business dispositions	—	43
Adjustment of assets to fair value	3	3
Deferred tax benefit	(6)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(100)	(97)
Inventories	(71)	(43)
Accounts payable	106	92
Other assets and liabilities	85	53
Net Cash Provided From Operating Activities	262	258

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(282)	(270)
Payments to acquire businesses, net of cash acquired	(321)	—
Net proceeds from sales of property, plant and equipment	4	3
Net proceeds associated with business dispositions	—	26
Capital investment in non-consolidated affiliates	—	(4)
Net Cash Used By Investing Activities	(599)	(245)

Cash Provided From (Used By) Financing Activities
Proceeds from term loans, net of original issue discount	2,589	—
Principal payments on term loans	(2,537)	(22)
Debt issuance costs	(12)	—
Contingent consideration to acquire business	(9)	—
Increase in other long-term debt	7	3
Proceeds from equity rights offering net of related fees	—	500
Increase in short-term debt	—	17
Net remittances on servicing of factoring arrangements	(2)	(7)
Net Cash Provided From Financing Activities	36	491

Effect of foreign currency exchange rate fluctuations on cash	9	(11)

(Decrease) increase in cash and equivalents	(292)	493
Cash and equivalents at beginning of period	761	467
Cash and equivalents at end of period	$469	$960

See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2014

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
Interim Financial Statements: The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, comprehensive income, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.
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
Controlling Ownership: As of September 30, 2014, Mr. Carl C. Icahn indirectly controls approximately 80.73% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.

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
Pending Acquisition: On September 10 2014, an indirectly controlled subsidiary of the Company entered into a definitive purchase agreement with TRW Automotive Inc. ("TRW") to acquire certain business assets of the TRW engine components business for a base purchase price of approximately $385 million, subject to certain customary closing and post-closing adjustments. The transaction is subject to regulatory and other customary approvals and is expected to close in the first quarter of 2015.Divestitures: In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. In March 2013, the Company divested its sintered components operations located in France. In June 2013, the Company divested its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. In September 2013, the Company divested its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States. These divestitures have been presented as discontinued operations in the consolidated statements of operations. See Note 5, Discontinued Operations, for further details.
Factoring of Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	September 30	December 31
	2014	2013
	(Millions of Dollars)
Gross accounts receivable factored	$337	$271
Gross accounts receivable factored, qualifying as sales	324	258
Undrawn cash on factored accounts receivable	2	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$456	$379	$1,311	$1,077
Losses on sales of account receivables	(2)	(2)	(5)	(5)

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms was $21 million at September 30, 2014 and December 31, 2013. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.
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
Noncontrolling Interests: The following table presents a rollforward of the changes in noncontrolling interests:

Nine Months
Ended
September 30
2014
(Millions of Dollars)

Equity balance of non-controlling interests as of December 31, 2013	$111

Comprehensive income (loss):
Net income	4
Foreign currency adjustments and other	(7)

Equity balance of non-controlling interests as of September 30, 2014	$108

New Accounting Pronouncements: In April 2014, the FASB issued ASU No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU is effective for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. This ASU elevates the threshold for a disposal to qualify as discontinued operations and significantly expands the disclosure requirements for transactions that meet the criteria for discontinued operations. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, comprehensive income, cash flows and/or disclosures.In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This ASU clarifies the principles for recognizing revenue and provides a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, comprehensive income, cash flows and/or disclosures.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (subtopic 205-40). This ASU is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter, and defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The Company expects the adoption of this guidance will have no impact on the Company's financial position, results of operations, comprehensive income, cash flows and disclosures.

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
The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the nine months ended September 30, 2014 by reporting segment.

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2014	$8	$14	$22	$2	$24
Provisions	3	4	7	1	8
Payments	(3)	(6)	(9)	(1)	(10)
Balance at March 31, 2014	8	12	20	2	22
Provisions	19	11	30	—	30
Payments	(3)	(5)	(8)	(1)	(9)
Balance at June 30, 2014	24	18	42	1	43
Provisions	20	5	25	—	25
Payments	(6)	(8)	(14)	—	(14)
Foreign Currency	(3)	—	(3)	—	(3)
Balance at September 30, 2014	$35	$15	$50	$1	$51

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the nine months ended September 30, 2014. As the table reflects, facility closure and other costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Closure and Other Costs	Total
	(Millions of Dollars)
Balance at January 1, 2014	$24	$—	$24
Provisions	7	1	8
Payments	(9)	(1)	(10)
Balance at March 31, 2014	22	—	22
Provisions	27	3	30
Payments	(6)	(3)	(9)
Balance at June 30, 2014	43	—	43
Provisions	23	2	25
Payments	(12)	(2)	(14)
Foreign Currency	(3)	—	(3)
Balance at September 30, 2014	$51	$—	$51

The Company recognized net restructuring expenses of $4 million and $21 million related to employee costs during the three and nine months ended September 30, 2013.

Activities under Restructuring Programs
In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities in order to improve operating performance. As such, the Company has initiated several programs and will continue to evaluate alternatives to align its business with executive management's strategy.

The following table provides a summary of the Company's restructuring activities which commenced in the first quarter of 2013 and through the third quarter of 2014.

	Total Expected Costs	Costs in 2013	First Quarter 2014	Second Quarter 2014	Third Quarter 2014	Estimated Additional Costs
	(Millions of dollars)
Employee costs	$123	$38	$7	$27	$23	$28
Facility closure and other costs	7	1	1	3	2	—
	$130	$39	$8	$30	$25	$28

3.	OTHER (EXPENSE) INCOME, NET
The specific components of “Other (expense) income, net” are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Millions of Dollars)
Losses on sales of account receivables	(2)	(2)	(5)	(5)
Foreign currency exchange	1	(5)	(4)	(7)
Legal separation costs	(1)	—	(1)	—
Third-party royalty income	2	1	5	5
Adjustment of Chapter 11 accrual	—	—	—	4
Other	7	—	1	2
	$7	$(6)	$(4)	$(1)

4 .    ACQUISITIONS
On May 1, 2014, the Company completed the Affinia chassis business acquisition. This business serves leading U.S. aftermarket customers with private label chassis product lines and will allow the Company to broaden its product offering, provide operational synergies and better service customers globally. The purchase price was $149 million, net of acquired cash. The Company paid $140 million in the second quarter of 2014 and $9 million in the third quarter of 2014.
A valuation of the assets from the Affinia chassis business acquisition resulted in $71 million allocated to tangible net assets, $26 million allocated to goodwill, and $51 million allocated to other intangible assets based on estimated fair values as of the acquisition date as determined by third party valuation specialists. The valuation of assets was performed utilizing cost, income and market approaches.On July 11, 2014, the Company completed the purchase of certain business assets of the Honeywell automotive and industrial brake friction business including two recently established manufacturing facilities in China and Romania which substantially strengthens the manufacturing and engineering capabilities of the Company's current global braking portfolio.
The business was acquired through a combination of asset and stock purchases for a base purchase price of $169 million and a provisional estimate of $15 million subject to certain customary post-closing adjustments, contingent consideration and other liabilities.
A valuation of the assets from the Honeywell automotive and industrial brake friction business acquisition, performed utilizing cost, income and market approaches, resulted in $184 million allocated to tangible net assets.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets and assumed liabilities; thus, the provisional measurements of net assets are subject to change.

Estimated Fair Value
(Millions of Dollars)
Cash, net of assumed debt	$6
Accounts receivable, net	108
Inventory, net	77
Property, plant and equipment, net	164
Accounts payable	(107)
Acquired post-employment benefits	(60)
Other net assets	(4)
Total identifiable net assets	$184

The following proforma results for the three and nine months ended September 30, 2014 and 2013 assumes the Affinia chassis business acquisition and the purchase of Honeywell's friction business occurred as of the beginning of 2013 and is inclusive of provisional purchase price adjustments. The proforma results are not necessarily indicative of the results that actually would have been obtained.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Millions of Dollars, Except Per Share Amounts)
	Unaudited

Net sales	$1,871	$1,914	$5,954	$5,763

Net income (loss) attributable to Federal-Mogul	$(17)	$39	$5	$40

Earnings (loss) per share attributable to Federal-Mogul - basic and diluted	$(0.11)	$0.27	$0.03	$0.35

During the nine months ended September 30, 2014, the Company recorded $1 million in transaction related expenses associated with the Affinia chassis business acquisition and $6 million in transaction related expenses associated with the Honeywell acquisition, both are recorded in selling, general and administrative expenses within the consolidated statement of operations.

5.	DISCONTINUED OPERATIONS
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses not core to the Company’s long-term portfolio may be considered for divestiture or other exit activities.
During March 2013, the Company’s Powertrain Segment completed the divestiture of its sintered components operations located in France. This disposal resulted in a $48 million net loss (no income tax impact), which is included in “(Loss) income from discontinued operations, net of income tax” during the nine months ended September 30, 2013.

During June 2013, the Company’s Powertrain Segment completed the divestiture of its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. This disposal resulted in a $5 million net loss (no income tax impact), which is included in “(Loss) income from discontinued operations, net of income tax” during the nine months ended September 30, 2013.

During September 2013, the Company completed the divestiture of its fuel pump business. This disposal resulted in a $10 million net gain (inclusive of a $2 million tax benefit), which is included in “(Loss) income from discontinued operations, net of income tax” during the three and nine months ended September 30, 2013. As certain employees at the fuel pump manufacturing facility participated in the Company’s U.S. Welfare Benefit Plan, the Company had this plan re-measured due to its curtailment implications. The termination of those employees and the related reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the U.S. Welfare Benefit Plan triggered a $19 million OPEB curtailment gain which is included in the "(Loss) gain on sale of discontinued operations" for the three and nine months ended September 30, 2013.

Operating results related to discontinued operations are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2013
	(Millions of Dollars)
Net sales	$23	$119
Cost of products sold	(24)	(119)
Gross margin	(1)	—
Selling, general and administrative expenses	(1)	(6)
Operating loss (no income tax impact)	(2)	(6)
(Loss) gain on sale of discontinued operations (net of tax impact of $2 million for the three and nine months ended September 30, 2013)	9	(43)
(Loss) income from discontinued operations, net of income tax	$7	$(49)

6.	FINANCIAL INSTRUMENTS
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
Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	September 30	December 31
	2014	2013
	(Millions of Dollars)
Combined notional value	$39	$51
Combined notional value designated as hedging instruments	39	51
Unrealized net gain (loss) recorded in “Accumulated other comprehensive loss”	1	(1)

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

Information regarding the Company’s outstanding foreign currency hedge contracts is as follows:

	September 30	December 31
	2014	2013
	(Millions of Dollars)
Combined notional value	$2	$12
Combined notional value designated as hedging instruments	2	12
Unrealized net (loss) recorded in “Accumulated other comprehensive loss”	—	(1)

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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during the nine months ended September 30, 2014. Two Motorparts customers account for approximately 15% of the Company’s net accounts receivable balance as of September 30, 2014. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.
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

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the three months ended September 30, 2014:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
	(Millions of Dollars)
Commodity contracts	$—	Cost of products sold	$1
Foreign currency contracts	—	Cost of products sold	—
	$—		$1

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the three months ended September 30, 2013:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$—	Interest expense, net	$(1)
Commodity contracts	3	Cost of products sold	(2)
	$3		$(3)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)
Foreign currency contracts	Other (expense) income, net	$(2)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2014:

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

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2013:

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at September 30, 2014 and December 31, 2013 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
September 30, 2014
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
Assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2014 and 2013 are set forth in the table below:

	Asset	Level 3	Loss	Valuation Technique
	(Millions of Dollars)
September 30, 2014
Property, plant and equipment	$—	$—	$(3)	C

September 30, 2013
Property, plant and equipment	$2	$2	$(3)	C

Property, plant and equipment with carrying values of $3 million were fully impaired, resulting in an impairment charge of $3 million, which was recorded within “Adjustment of assets to fair value” for the nine months ended September 30, 2014. Property, plant and equipment with carrying values of $5 million were written down to their fair value of $2 million, resulting in an impairment charge of $3 million, which was recorded within “Adjustment of assets to fair value” for the nine months ended September 30, 2013.

8.	INVENTORIES
Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out (“FIFO”) method at September 30, 2014 and December 31, 2013. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.
Net inventories consist of the following:

	September 30	December 31
	2014	2013
	(Millions of Dollars)
Raw materials	$241	$207
Work-in-process	189	160
Finished products	930	819
	1,360	1,186
Inventory valuation allowance	(119)	(118)
	$1,241	$1,068

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
At September 30, 2014 and December 31, 2013, goodwill and other indefinite-lived intangible assets consist of the following:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(Millions of Dollars)
Goodwill	$1,394	$(570)	$824	$1,362	$(570)	$792
Trademarks and brand names	426	(198)	228	423	(198)	225
	$1,820	$(768)	$1,052	$1,785	$(768)	$1,017

At September 30, 2014 and December 31, 2013, definite-lived intangible assets consist of the following:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Customer relationships	$603	$(279)	$324	$555	$(252)	$303
Developed technology	116	(71)	45	116	(63)	53
	$719	$(350)	$369	$671	$(315)	$356

The Company’s net goodwill balances by reporting segment are as follows:

	September 30	December 31
	2014	2013
	(Millions of Dollars)
Powertrain	$493	$487
Motorparts	331	305
	$824	$792

The Company’s net trademarks and brand names balances by reporting segment are as follows:

	September 30	December 31
	2014	2013
	(Millions of Dollars)
Motorparts	$223	$222
Powertrain	5	3
	$228	$225

The following is a quarterly summary of the Company’s goodwill and other intangible assets (net) as of and for the nine months ended September 30, 2014:

			Total
			Goodwill
			and	Definite-
		Trademarks	Indefinite-	Lived
		and	Lived	Intangibles
	Goodwill	Brand Names	Intangibles	(Net)
	(Millions of Dollars)
Balance at January 1, 2014	$792	$225	$1,017	$356
Acquisitions	7	3	10	3
Amortization expense	—	—	—	(12)
Foreign currency	1	(1)	—	1
Balance at March 31, 2014	800	227	1,027	348
Acquisitions and purchase accounting adjustments	27	1	28	51
Dispositions	—	—	—	(1)
Amortization expense	—	—	—	(12)
Foreign currency	—	—	—	(1)
Balance at June 30, 2014	827	228	1,055	385
Acquisitions and purchase accounting adjustments	—	—	—	(1)
Amortization expense	—	—	—	(13)
Foreign currency	(3)	—	(3)	(2)
Balance at September 30, 2014	$824	$228	$1,052	$369

During nine months ended September 30, 2014, the Company recorded $26 million of goodwill, $1 million of brand names and $51 million of customer relationships in connection with its May 2014 Affinia chassis business acquisition. See Note 4, Acquisitions, for further detail on the Affinia chassis business acquisition. Also during the nine months ended September 30, 2014, the Company recorded $8 million of goodwill, $2 million of brand names and $2 million of customer relationship in connection with its January 2014 acquisition of the DZV bearings business. The acquisition of the DZV bearings business did not have a material impact on the Company's financial statements or liquidity.
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
The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	September 30	December 31
	2014	2013
	(Millions of Dollars)
Investments in non-consolidated affiliates	$268	$253

Direct ownership percentages	2% to 100%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Millions of Dollars)
Equity earnings of non-consolidated affiliates	$12	$8	$39	$26

Cash dividends received from non-consolidated affiliates	17	23	22	27

The following table presents selected aggregated financial information of the Company’s non-consolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Millions of Dollars)
Statements of Operations
Sales	$232	$266	$679	$721
Gross margin	46	56	142	147
Income from continuing operations	31	35	105	98
Net income	27	22	92	77

11.	ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30	December 31
	2014	2013
	(Millions of Dollars)
Accrued compensation	$222	$169
Accrued rebates	135	125
Non-income taxes payable	58	41
Restructuring liabilities	51	24
Accrued professional services	33	21
Alleged defective products	29	30
Accrued income taxes	27	17
Accrued product returns	25	21
Accrued warranty	9	6
	$589	$454

12.	DEBT
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
In connection with the New Term Facilities, the Company incurred original issue discount of $9 million and debt issuance costs of $6 million in connection with the New Tranche C Facility and original issue discount of $2 million and debt issuance costs of $6 million in connection with the New Tranche B Facility. The discount and debt issuance costs are being amortized to interest expense over the terms of the loans of 84 months and 48 months, respectively. As noted above the unamortized fair value adjustment established when applying the provisions of fresh-start reporting to the Company's Credit agreement was written off upon the closing of the New Term Facilities.
Interest expense associated with the amortization of the original issue discount, debt issuance costs and fair value adjustment are recognized in the Company’s consolidated statements of operations, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Millions of Dollars)
Amortization of debt issuance fees	$1	$—	$2	$—
Amortization of fair value adjustment	—	6	7	17
	$1	$6	$9	$17

The amortization of the original issue discount was less than $1 million for the three and nine months ended September 30, 2014, respectively.

	September 30	December 31
Debt consists of the following:	2014	2013
	(Millions of Dollars)
Term loans under New Term Facilities:
New tranche B term loan	$700	$—
New tranche C term loan	1,900	—
Original Issue Discount	(11)

Term loans under Credit Agreement:
Tranche B term loan	—	1,597
Tranche C term loan	—	940
Debt discount	—	(30)

Other debt, primarily foreign instruments ^	106	92
	2,695	2,599
Less: short-term debt, including current maturities of long-term debt	(121)	(1,694)
Total long-term debt	$2,574	$905

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
The Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants as of September 30, 2014 and December 31, 2013. Per the terms of the Credit Agreement, $50 million of the Tranche C proceeds were deposited in a Term Letter of Credit Account as of December 31, 2013.
The Replacement Revolving Facility has an available borrowing base of $516 million and $550 million as of September 30, 2014 and December 31, 2013, respectively. The Company had $34 million and $39 million of letters of credit outstanding as of September 30, 2014 and December 31, 2013, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.
Estimated fair values of the Company’s term loans under the New Term Facilities were:

	Estimated Fair Value (Level 1)	Fair Value in Excess (Deficit) of Carrying Value	Valuation Technique
	(Millions of Dollars)
September 30, 2014
Debt Facilities	$2,578	$(11)	A

December 31, 2013
Debt Facilities	$2,520	$13	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of September 30, 2014 and December 31, 2013. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 7, Fair Value Measurements, for definitions of input levels and valuation techniques.

13.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS
The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world.
Components of net periodic benefit cost (credit) for the three months ended September 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2014	2013	2014	2013	2014	2013
	(Millions of Dollars)
Service cost	$—	$1	$3	$3	$—	$—
Interest cost	13	11	4	4	4	4
Expected return on plan assets	(15)	(14)	(1)	(1)	—	—
Amortization of actuarial losses	1	4	1	2	1	1
Amortization of prior service credits	—	—	—	—	(2)	(2)
Net periodic benefit cost (credit)	$(1)	$2	$7	$8	$3	$3

Components of net periodic benefit cost (credit) for the nine months ended September 30 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2014	2013	2014	2013	2014	2013
	(Millions of Dollars)
Service cost	$2	$3	$9	$9	$—	$—
Interest cost	39	35	12	11	12	12
Expected return on plan assets	(46)	(43)	(2)	(3)	—	—
Amortization of actuarial losses	3	11	4	6	2	4
Amortization of prior service credits	—	—	—	—	(4)	(8)
Curtailment Gain	—	—	—	—	—	(19)
Net periodic benefit cost (credit)	$(2)	$6	$23	$23	$10	$(11)

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

14.	INCOME TAXES
For the nine months ended September 30, 2014, the Company recorded income tax expense of $48 million on income from continuing operations before income taxes of $69 million. This compares to income tax expense of $30 million on income from continuing operations before income taxes of $145 million in the same period of 2013. Income tax expense for the nine months ended September 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes. The income tax expense for the nine months ended September 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes, partially offset by pre-tax losses with no tax benefits.
During the first quarter of 2014, the Company effectively settled tax positions through examination. As a result, $20 million of unrecognized tax benefits were resolved unfavorably with the taxing authority.

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
Total environmental liabilities, determined on an undiscounted basis, are included in the consolidated balance sheets as follows:

	September 30	December 31
	2014	2013
	(Millions of Dollars)
Other current liabilities	$4	$5
Other accrued liabilities (noncurrent)	10	9
	$14	$14

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At September 30, 2014, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $42 million.

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
The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	September 30	December 31
	2014	2013
	(Millions of Dollars)
Other current liabilities	$4	$4
Other accrued liabilities (noncurrent)	21	22
	$25	$26

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

Affiliate Pension Obligations

In July 2013, the Company completed a common stock rights offering. The purchases of shares of common stock in the rights offering increased the indirect control of Mr. Carl C. Icahn to approximately 80.73% of the voting power. As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of September 30, 2014. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $73 million as of September 30, 2014. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.
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
The following represents the Company’s changes in accumulated other comprehensive loss ("AOCL") by component for the nine months ended September 30, 2014:

	Foreign Currency Translation Adjustments	Gains and Losses on Cash Flow Hedges	Post- employment Benefits	Total
	(Millions of Dollars)
Balance January 1, 2014	$(249)	$(16)	$(361)	$(626)

Other comprehensive income (loss) before reclassifications	(93)	1	7	(85)
Amounts reclassified from AOCL	—	2	6	8
Income taxes	—	(1)	(1)	(2)
Other comprehensive income (loss)	(93)	2	12	(79)

Balance September 30, 2014	$(342)	$(14)	$(349)	$(705)

17.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Items not reclassified in their entirety out of AOCL to net income are as follows:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
	September 30		September 30		Statement Where Net Income
	2014	2013	2014	2013	is Presented
	(Millions of Dollars)
Losses on cash flow hedges
Commodity contracts	$1	$(2)	$(1)	$(3)	Cost of products sold
Foreign currency contracts		—	(1)	—	Cost of products sold
Interest rate swap contracts	—	(1)	—	(9)	Interest expense, net
Total	1	(3)	(2)	(12)
Income taxes	(1)	—	1	(1)	Income tax expense
Net of tax	—	(3)	(1)	(13)

Postemployment benefits
Recognition of unamortized losses	—	—	—	(4)	Loss from discontinued operations, net of tax
Curtailment gain	—	19	—	19	Gain (loss) from discontinued operations, net of tax
Curtailment gain	—	—	—	19	OPEB curtailment gain
Amortization of prior service credits	2	2	4	8	Cost of products sold and Selling, general and administrative expenses ("SG&A")
Amortization of actuarial losses	(3)	(7)	(9)	(21)	Cost of products sold and SG&A
Total	(1)	14	(5)	21
Income taxes	—	—	1	1	Income tax (expense) benefit
Net of tax	(1)	14	(4)	22

Total reclassifications	$(1)	$11	$(5)	$9

18.	WARRANTS
On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All of these warrants remain outstanding as of September 30, 2014.

19.	STOCK-BASED COMPENSATION
A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the nine months ended September 30, 2014 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)
Outstanding at January 1, 2014	1,259	$19.43	2.4	$1
Exercised	(37)	17.10
Forfeited	(3)	20.10
Outstanding at March 31, 2014	1,219	$19.49	2.2	$1
Exercised	(15)	17.48
Forfeited	(314)	19.52
Outstanding at June 30, 2014	890	$19.52	1.9	$1
Exercised	(5)	17.56
Forfeited	(14)	20.41
Outstanding at September 30, 2014	871	$19.08	1.7	$—

Exercisable at September 30, 2014	769	$19.76	1.6	$—

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,043,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vested 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company recognized SARs income of $2 million and $4 million for the three and nine months ended September 30, 2014, respectively. The Company recognized SARs expense of $3 million and $4 million for the three and nine months ended September 30, 2013, respectively.
The September 30, 2014 and December 31, 2013 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	September 30, 2014			December 31, 2013
	2012 SARs	2011 SARs	2010 SARs	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.16	$17.64	$21.03	$17.16
Expected volatility	39%	39%	39%	48%	48%	48%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected forfeitures	—%	—%	—%	—%	—%	—%
Risk-free rate over the expected life	0.21%	0.06%	0.02%	0.29%	0.14%	0.10%
Expected life (in years)	1.2	0.7	0.2	1.7	1.1	0.6
Fair value (in millions)	$0.5	$0.2	$—	$2.6	$2.3	$0.5
Fair value of vested portion (in millions)	$0.3	$0.2	$—	$1.1	$1.7	$0.5

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

20.	INCOME (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic and diluted income (loss) per common share attributable to Federal-Mogul:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Millions of Dollars, Except per Share Amounts)
Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$(18)	$31	$17	$109
(Loss) income from discontinued operations, net of income tax	—	7	—	(49)
Net income (loss)	$(18)	$38	$17	$60

Weighted average shares outstanding, basic (in millions)	150.0	145.0	150.0	114.4

Incremental shares on assumed conversion of warrants (in millions)	—	—	—	—

Weighted average shares outstanding, diluted (in millions)	150.0	145.0	150.0	114.4

Net income (loss) per common share attributable to Federal-Mogul – basic and diluted:
Net income (loss) from continuing operations	$(0.12)	$0.21	$0.11	$0.95
(Loss) income from discontinued operations, net of income tax	—	0.05	—	(0.43)
Net income (loss)	$(0.12)	$0.26	$0.11	$0.52

Warrants to purchase 6,951,871 common shares were not included in the computation of weighted average shares outstanding, including dilutive shares, for the three and nine months ended September 30, 2014 and 2013 because the exercise price was greater than the average market price of the Company’s common shares during these periods.
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
The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA provides supplemental information for management and investors to evaluate the operating performance of its business. Management uses and believes that investors benefit from referring to Operational EBITDA in assessing the Company’s operating results, as well as in planning, forecasting and analyzing future periods as this financial measure approximates the cash flow associated with the operational earnings of the Company. Additionally, Operational EBITDA presents measures of corporate performance exclusive of capital structure and the method by which assets were acquired and financed. Accordingly, operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses, the income statement impacts associated with stock appreciation rights, loss on extinguishment of debt and costs assoc iated with acquisitions, legal separation and headquarters relocation.
Net sales, cost of products sold and gross margin information are as follows:

	Three Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Margin
	2014	2013	2014	2013	2014	2013
	(Millions of Dollars)
Powertrain	$1,091	$1,038	$(963)	$(908)	$128	$130
Motorparts	859	734	(725)	(609)	134	125
Inter-segment eliminations	(79)	(82)	79	82	—	—
Total Reporting Segment	1,871	1,690	(1,609)	(1,435)	262	255
Corporate	—	—	—	—	—	—
Total Company	$1,871	$1,690	$(1,609)	$(1,435)	$262	$255

	Nine Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Margin
	2014	2013	2014	2013	2014	2013
	(Millions of Dollars)
Powertrain	$3,391	$3,139	$(2,966)	$(2,741)	$425	$398
Motorparts	2,369	2,209	(1,961)	(1,825)	408	384
Inter-segment eliminations	(238)	(255)	238	255	—	—
Total Reporting Segment	5,522	5,093	(4,689)	(4,311)	833	782
Corporate	—	—	—	—	—	—
Total Company	$5,522	$5,093	$(4,689)	$(4,311)	$833	$782

Operational EBITDA and the reconciliation to net income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Millions of Dollars)
Powertrain	$104	$94	$338	$286
Motorparts	48	53	168	164
Total Operational EBITDA	152	147	506	450

Depreciation and amortization *	(88)	(74)	(251)	(216)
Interest expense, net	(34)	(24)	(87)	(77)
Restructuring expense, net	(25)	(4)	(63)	(20)
Acquisition related costs	(9)	—	(14)	(3)
Legal separation costs	(1)	—	(1)	—
Loss on debt extinguishment	—	—	(24)	—
OPEB curtailment gain	—	—	—	19
Non-service cost components associated with U.S. based funded pension plans	2	(1)	5	(2)
Discontinued operations *	—	7	—	(49)
Adjustment of assets to fair value	(1)	(1)	(3)	(3)
Stock appreciation rights	2	(3)	4	(4)
Headquarters relocation costs	(2)	—	(4)	—
Income tax expense	(15)	(6)	(48)	(30)
Other	2	(1)	1	1
Net income (loss)	$(17)	$40	$21	$66

* Contained within discontinued operations is $2 million of depreciation and amortization expense for the nine months ended September 30, 2013.

Total assets are as follows:

	September 30	December 31
	2014	2013
	(Millions of Dollars)
Powertrain	$3,490	$3,373
Motorparts	3,594	3,055
Total Reporting Segment Assets	7,084	6,428
Corporate	423	754
Total Company Assets	$7,507	$7,182

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
The Company
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
On September 3, 2014 the Company announced its plan to separate its Powertrain and Motorparts divisions into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation will be implemented through a tax-free distribution of Federal-Mogul’s Motorparts division to shareholders of Federal-Mogul Holdings Corporation.

Completion of the transaction is subject to customary conditions, including among others, the Company’s receipt of an IRS ruling or opinion of counsel to the effect that the distribution will qualify as a transaction that is generally tax-free for U.S. Federal Income tax purposes; as well as effectiveness of a Form 10 Registration Statement to be filed with the SEC. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated; however, the company’s objective is to complete the spin-off of Federal-Mogul Motorparts in the first half of 2015.
Overview
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
The Company has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned joint ventures. During the nine months ended September 30, 2014, the Company derived 37% of its sales in the United States and 63% internationally. The Company has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Romania, Russia, South Africa and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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
The Powertrain segment primarily represents the Company’s OE business. About 93% of Powertrain's sales are to OEM customers, with the remaining 7% of its sales being sold directly to Motorparts for eventual distribution, by Motorparts, to customers in the independent aftermarket. Discussions about the Company’s Powertrain segment or its OE business should be seen as analogous. The performance of Powertrain is therefore highly correlated to changes in regional OEM light and commercial vehicle production, together with the changes in the mix of technologies (such as between light vehicle gasoline and light vehicle diesel), and changes in demand for non-automotive and industrial applications. These drivers are enhanced by the rate at which the Company gains new programs, which is itself affected by the rate at which the OEM’s make improvements to emissions and fuel economy – some in response to regional regulations. The Motorparts segment primarily represents the Company’s aftermarket business. About 75% of Motorparts' sales are to the customers in the independent aftermarket. The remaining 25% of the Motorparts business is to OEM or tier 1 suppliers to OEM, and the OES market, essentially, dealer supplied replacement parts – a feature more prevalent in Europe than in North America. The OES market is subject to the same general commercial patterns as the aftermarket business. The performance of Motorparts is therefore highly correlated to the factors that variously influence the different regional replacement parts markets around the world, such as vehicle miles driven, the average age of vehicles on the road, the size of the regional vehicle parcs and levels of consumer confidence. These drivers are enhanced by the relative strength of the aftermarket brands and the breadth of the portfolio offered relative to the changing needs of the local markets.
For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report.

Results of Operations
Consolidated Results – Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

Net sales:

	Three Months Ended
	September 30
	2014	2013
	(Millions of Dollars)
Powertrain	$1,091	$1,038
Motorparts	859	734
Inter-segment eliminations	(79)	(82)
Total	$1,871	$1,690

The percentage of net sales by group and region for the three months ended September 30, 2014 and 2013 are listed below.

	Powertrain	Motorparts	Total
2014
North America	35%	53%	43%
EMEA	47%	40%	44%
Rest of World	18%	7%	13%

2013
North America	35%	57%	44%
EMEA	48%	37%	43%
Rest of World	17%	6%	13%

Cost of products sold:

	Three Months Ended
	September 30
	2014	2013
	(Millions of Dollars)
Powertrain	$(963)	$(908)
Motorparts	(725)	(609)
Inter-segment eliminations	79	82
Total Reporting Segment	$(1,609)	$(1,435)

Gross margin:

	Three Months Ended
	September 30
	2014	2013
	(Millions of Dollars)
Powertrain	$128	$130
Motorparts	134	125
Total Reporting Segment	$262	$255

Consolidated sales increased by $181 million or 11%, to $1,871 million for the third quarter of 2014 from $1,690 million in the same period of 2013 with negligible unfavorable foreign currency impact of $5 million. Excluding sales directly related to acquisitions of $157 million, sales organically increased by $29 million, net of customer price deductions of $3 million. This organic growth is comprised of Powertrain increases of $55 million or 5%, partly offset by Motorparts decreases of $26 million. By region, this organic growth is comprised of flat sales in Europe, a 1% increase in sales in North America and a 10% increase in sales in ROW.
The Company's organic sales growth of $29 million is driven by an increase in the Powertrain Segment's external sales volumes of $55 million or 5%, net of customer price deductions. This increase is driven by improved light vehicle production and continued market share gains. In North America, Powertrain sales increased by 7% or $24 million. In Europe, where approximately 50% of Powertrain sales is derived, sales increased by 3% or $12 million compared to an increase in European light vehicle production of 1% and a decrease in commercial vehicle production of 7%. Powertrain sales in ROW increased by 11% as the company continued to aggressively invest in the region. When taking into account the regional and market mix of Powertrain sales, its sales grew in excess of underlying market demand.
Cost of products sold increased by $174 million to $1,609 million for the third quarter of 2014 compared to $1,435 million in the same period of 2013. The increase in cost of products sold related to the increase in external sales volumes/mix was $154 million, including the increase related to acquisitions of $137 million, unfavorable productivity of $15 million, strategic initiative and project costs of $5 million and an increase in depreciation of $8 million, were partially offset by savings in material costs of $9 million.
Gross margin increased by $7 million to $262 million, or 14.0% of sales for the third quarter of 2014 compared to $255 million, or 15.1% of sales in the same period of 2013. The improvement in gross margin from an increase in external sales volumes was $35 million including increased gross margin directly related to acquisitions of $20 million. Favorable materials and services sourcing of $9 million were offset by unfavorable productivity of $15 million, strategic initiative and project costs of $5 million, increased depreciation of $8 million, unfavorable customer pricing of $3 million and unfavorable currency impacts of $5 million.
Reporting Segment Results – Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and operational EBITDA from continuing operations for the three months ended September 30, 2014 compared with the three months ended September 30, 2013 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses, the income statement impacts associated with stock appreciation rights, loss on extinguishment of debt and costs associated with acquisitions, legal separation and headquarters relocation.

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Sales
Three months ended September 30, 2013	$1,038	$734	$(82)	$1,690	$—	$1,690
External sales volumes	67	122	—	189	—	189
Inter-segment sales volumes	(7)	4	3	—	—	—
Customer pricing	(6)	3	—	(3)	—	(3)
Foreign currency	(1)	(4)	—	(5)	—	(5)
Three months ended September 30, 2014	$1,091	$859	$(79)	$1,871	$—	$1,871

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Cost of Products Sold
Three months ended September 30, 2013	$(908)	$(609)	$82	$(1,435)	$—	$(1,435)
External sales volumes / mix	(48)	(106)	—	(154)	—	(154)
Inter-segment sales volumes	6	(4)	(3)	(1)	—	(1)
Productivity, net of inflation	(5)	(10)	—	(15)	—	(15)
Project costs / strategic initiatives	(6)	1	—	(5)	—	(5)
Materials and services sourcing	3	6	—	9	—	9
Depreciation	(4)	(4)	—	(8)	—	(8)
Foreign currency	(1)	1	—	—	—	—
Three months ended September 30, 2014	$(963)	$(725)	$79	$(1,609)	$—	$(1,609)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Gross Margin
Three months ended September 30, 2013	$130	$125	$—	$255	$—	$255
External sales volumes / mix	19	16	—	35	—	35
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(1)	—	—	(1)	—	(1)
Customer pricing	(6)	3	—	(3)	—	(3)
Productivity, net of inflation	(5)	(10)	—	(15)	—	(15)
Project costs / strategic initiatives	(6)	1	—	(5)	—	(5)
Materials and services sourcing	3	6	—	9	—	9
Depreciation	(4)	(4)	—	(8)	—	(8)
Foreign currency	(2)	(3)	—	(5)	—	(5)
Three months ended September 30, 2014	$128	$134	$—	$262	$—	$262

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Operational EBITDA
Three months ended September 30, 2013	$94	$53	$—	$147	$—	$147
External sales volumes / mix	20	5	—	25	—	25
Unabsorbed fixed costs on inter-segment sales	(1)	—	—	(1)	—	(1)
Customer pricing	(6)	3	—	(3)	—	(3)
Productivity, net of inflation	(7)	(10)	—	(17)	—	(17)
Project costs / strategic initiatives	(6)	(6)	—	(12)	—	(12)
Sourcing, cost of products sold	3	6	—	9	—	9
Equity earnings in non-consolidated affiliates	2	1	—	3	—	3
Foreign currency	4	(3)	—	1	—	1
Other	1	(1)	—	—	—	—
Three months ended September 30, 2014	$104	$48	$—	$152	$—	$152
Depreciation and amortization						(88)
Interest expense, net						(34)
Restructuring expense, net						(25)
Acquisition related costs						(9)
Legal separation costs						(1)
Non-service cost components associated with the U.S. based funded pension plan						2
Adjustment of assets to fair value						(1)
Stock appreciation rights						2
Headquarters relocation costs						(2)
Income tax expense						(15)
Other						2
Net income						$(17)

Powertrain
Sales increased by $53 million, or 5%, to $1,091 million for the third quarter of 2014 from $1,038 million in the same period of 2013. Excluding negligible unfavorable currency movements of $1 million and sales directly related to the acquisition of the DZV bearings business of $6 million, external sales volumes increased by $55 million or 5% net of $6 million from customer price decreases. This increase is driven by improved light vehicle production and continued market share gains. In North America, Powertrain sales increased by 7% or $24 million. In Europe, where approximately 50% of Powertrain sales is derived, sales increased by 2% or $11 million compared to an increase in European light vehicle production of 1% and a decrease in commercial vehicle production of 7%. Powertrain sales in ROW increased by 11% as the company continued to aggressively invest in the region. When taking into account the regional and market mix of Powertrain sales, its sales grew in excess of underlying market demand.
Cost of products sold increased by $55 million to $963 million for the third quarter of 2014 compared to $908 million in the same period of 2013. The increase in materials, labor and overhead as a direct result of external sales volumes/mix was $48 million. The increase from unfavorable productivity net of inflation of $5 million, project costs of $6 million and increased depreciation of $4 million were partially offset by a decrease in materials, labor and overhead from a decrease in inter-segment sales volumes of $6 million and savings in material costs of $3 million.
Gross margin decreased by $2 million to $128 million, or 11.7% of sales for the third quarter of 2014 from $130 million, or 12.5% of sales in the same period of 2013. Margin increased by $19 million directly related to the increase in external sales volumes/mix inclusive of $1 million of margin directly related to the acquisition of the DZV bearings business. Material and services sourcing savings improved margins by $3 million. Gross margin was negatively impacted by unfavorable productivity, net of inflation of $5 million, project costs of $6 million, unfavorable customer pricing of $6 million, increased depreciation of $4 million, and negative currency movements of $2 million.

Operational EBITDA increased by $10 million to $104 million for the third quarter of 2014 from $94 million in the same period of 2013. The increase is attributable to $20 million of net favorable impact from external sales volumes/mix inclusive of a $2 million increase from the acquisition of the DZV bearings business, currency movements of $4 million, savings from materials and services sourcing of $3 million and a $2 million increase in earnings from non-consolidated affiliates. These increases were partially offset by unfavorable productivity net of inflation of $7 million, project costs of $6 million, and unfavorable customer pricing of $6 million.

Motorparts
Sales increased by $125 million, or 17%, to $859 million for the third quarter of 2014 from $734 million in the same period of 2013. When excluding negative currency movements of $4 million and the increase in sales of $151 million related to the Affinia chassis business acquisition and Honeywell friction business acquisition, external sales decreased by $26 million. Sales in North America were down 4% primarily due to the exit of certain unprofitable business as well as lower sales in Mexico. European sales decreased by 5% largely the result of weaker aftermarket and service channel sales including a significant decline in Eastern Europe. Sales in ROW increased by 7% driven by continued growth in Asia.
Cost of products sold increased by $116 million to $725 million for the third quarter of 2014 compared to $609 million in the same period of 2013. The increase in materials, labor and overhead related to the Affinia chassis business acquisition and Honeywell friction business acquisition was $132 million. Excluding cost of sales related to acquisitions, cost of products sold decreased by $16 million. The decrease is due to reduced external sales volumes combined with materials and services sourcing savings of $32 million, partially offset by $10 million of unfavorable productivity, including inventory adjustments, and increased depreciation of $4 million.
Gross margin increased by $9 million to $134 million, or 15.6% of sales, for the third quarter of 2014 compared to $125 million or 17% of sales, in the same period of 2013. The increase in gross margin related to the Affinia chassis business acquisition and Honeywell friction business acquisition was $19 million. Excluding gross margin related to acquisitions, gross margin decreased by $10 million. The decrease is due to the impact on gross margin from reduced external sales volumes of $3 million, $10 million of unfavorable productivity, including inventory adjustments, increased depreciation of $4 million, and unfavorable currency movements of $3 million. These decreases were partially offset by materials and sourcing savings of $6 million and favorable pricing of $3 million.
Operational EBITDA decreased by $5 million to $48 million for the third quarter of 2014 from $53 million in the same period of 2013. The decrease is attributable to $10 million of unfavorable productivity, including inventory adjustments, costs associated with strategic initiatives of $6 million and unfavorable currency movements of $3 million. These decreases were partially offset by the net favorable impact of $5 million from reduced external sales volumes/mix offset by positive contribution from the Affinia chassis business acquisition, savings in materials and sourced products of $6 million, and favorable pricing of $3 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $210 million, or 11.2% of net sales, for the third quarter of 2014 as compared to $177 million, or 10.5% of net sales, for the same quarter of 2013. The increase in SG&A costs is primarily attributable to the addition of SG&A costs from the Affinia chassis business acquisition and the Honeywell friction business acquisition as well as project costs associated with strategic initiatives in Motorparts.
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $50 million for the third quarter of 2014 compared with $43 million for the same period of 2013.

Interest Expense, Net
Net interest expense was $34 million for the third quarter of 2014 compared to $24 million for the third quarter of 2013. This increase is attributable to higher rates following the refinancing of the Company's term loans in April 2014.

Restructuring Activities
The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the quarter ended September 30, 2014:

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at June 30, 2014	$24	$18	$42	$1	$43
Provisions	20	5	25	—	25
Payments	(6)	(8)	(14)	—	(14)
Foreign currency	(3)	—	(3)	—	(3)
Balance at September 30, 2014	$35	$15	$50	$1	$51

Other (Expense) Income, Net
The specific components of “Other (expense) income, net” for the three months ended September 30, are as follows:

	Three Months Ended
	September 30
	2014	2013
	(Millions of Dollars)
Losses on sales of account receivables	(2)	(2)
Foreign currency exchange	$1	$(5)
Legal separation costs	(1)	—
Third-party royalty income	2	1
Adjustment of Chapter 11 accrual	—	—
Other	7	—
	$7	$(6)

Income Taxes
For the three months ended September 30, 2014, the Company recorded income tax expense of $15 million on a loss from continuing operations before income taxes of $2 million. This compares to an income tax expense of $6 million on income from continuing operations before income taxes of $39 million in the same period of 2013. The income tax expenses for the three months ended September 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes. The income tax expense for the three months ended September 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes, partially offset by pre-tax losses with no tax benefits.

Discontinued Operations
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities.
During 2013, the Company divested its sintered components operations located in France (first quarter event), its connecting rod manufacturing facility located in Canada (second quarter event), its camshaft foundry located in the United Kingdom (second quarter event) and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States (third quarter event). These divestitures have been presented as discontinued operations in the consolidated statements of operations. The Company recognized a gain on sale of discontinued operations, inclusive of income taxes, of $9 million during the three months ended September 30, 2013.

Consolidated Results – Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

Net sales:

	Nine Months Ended
	September 30
	2014	2013
	(Millions of Dollars)
Powertrain	$3,391	$3,139
Motorparts	2,369	2,209
Inter-segment eliminations	(238)	(255)
Total	$5,522	$5,093

The percentage of net sales by group and region for the nine months ended September 30, 2014 and 2013 are listed below.

	Powertrain	Motorparts	Total
2014
North America	34%	56%	43%
EMEA	49%	38%	44%
Rest of World	17%	6%	13%

2013
North America	34%	57%	44%
EMEA	49%	37%	44%
Rest of World	17%	6%	12%

Cost of products sold:

	Nine Months Ended
	September 30
	2014	2013
	(Millions of Dollars)
Powertrain	$(2,966)	$(2,741)
Motorparts	(1,961)	(1,825)
Inter-segment eliminations	238	255
Total Reporting Segment	$(4,689)	$(4,311)

42

Gross margin:

	Nine Months Ended
	September 30
	2014	2013
	(Millions of Dollars)
Powertrain	$425	$398
Motorparts	408	384
Total Reporting Segment	$833	$782
Consolidated sales increased by $429 million or 8%, to $5,522 million for the nine months ended September 30, 2014 from $5,093 million in the same period of 2013 including favorable foreign currency impact of $21 million. Excluding sales directly related to acquisitions of 198 million, sales organically increased by $210 million or 4%, net of customer price deductions of $25 million. This organic growth is comprised of an increase in Powertain's external sales volumes of $241 million or 8% including customer price reductions of $22 million, partly offset by a decrease in Motorparts external sales of $31 million including customer price reductions of $3 million. By region, this organic growth is comprised of a 1% increase in sales in Europe , a 4% increase in sales in North America and a 11% increase in sales in ROW.
The Company's organic sales growth of $210 million is driven by an increase in Powertain's external sales volumes, net of customer price decreases of $241 million or 8%. This increase is driven by higher sales volumes and market share gain. In Europe, Powertain sales increased by 5% or $75 million compared to an increase in European light vehicle of 4% and a decrease in commercial vehicle production of 4%. In North America, Powertain sales increased by 11% or $104 million compared to an increase in both light vehicle and commercial vehicle production of 4% and 12% respectively. In ROW, as Powertain's presence in the emerging light vehicle market continued to grow, Powertrain sales increased by $62 million or 13%, compared to an increase in both light vehicle of 3% and a decline in commercial vehicle production of 1%. When taking into account Powertrain's regional and market mix, its sales therefore grew in excess of underlying market demand.
Cost of products sold increased by $378 million to $4,689 million for the nine months ended September 30, 2014 compared to $4,311 million in the same period of 2013. The increase in materials, labor and overhead as a direct result of external sales volumes/mix was $329 million including the increase related to acquisitions of $170 million. The impact from unfavorable productivity and strategic initiative and project costs of $37 million, foreign currency of $23 million and an increase in depreciation of $20 million were partially offset by savings in material costs of $34 million.
Gross margin increased by $51 million to $833 million, or 15.1% of sales, for the nine months ended September 30, 2014 compared to $782 million, or 15.4% of sales in the same period of 2013. The favorable impact on margins due to external sales volumes/mix was $104 million, including a $28 million increase related to acquisitions, representing a conversion of 24% on the incremental sales. Favorable materials and services sourcing savings of $34 million were offset by unfavorable productivity of $24 million, project costs and costs related to strategic initiatives of $13 million, unfavorable customer pricing of $25 million and increased depreciation of $20 million.

Reporting Segment Results – Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
The following table provides a reconciliation of changes in sales, cost of products sold, gross margin and operational EBITDA from continuing operations for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses, the income statement impacts associated with stock appreciation rights, loss on extinguishment of debt and costs associated with acquisitions, legal separation and headquarters relocation.

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Sales
Nine months ended September 30, 2013	$3,139	$2,209	$(255)	$5,093	$—	$5,093
External sales volumes	277	156	—	433	—	433
Inter-segment sales volumes	(23)	6	17	—	—	—
Customer pricing	(22)	(3)	—	(25)	—	(25)
Foreign currency	20	1	—	21	—	21
Nine months ended September 30, 2014	$3,391	$2,369	$(238)	$5,522	$—	$5,522

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Cost of Products Sold
Nine months ended September 30, 2013	$(2,741)	$(1,825)	$255	$(4,311)	$—	$(4,311)
External sales volumes / mix	(205)	(124)	—	(329)	—	(329)
Inter-segment sales volumes	20	(6)	(17)	(3)	—	(3)
Productivity, net of inflation	(7)	(17)	—	(24)	—	(24)
Project costs / strategic initiatives	(11)	(2)	—	(13)	—	(13)
Materials and services sourcing	13	21	—	34	—	34
Depreciation	(15)	(5)	—	(20)	—	(20)
Foreign currency	(20)	(3)	—	(23)	—	(23)
Nine months ended September 30, 2014	$(2,966)	$(1,961)	$238	$(4,689)	$—	$(4,689)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Gross Margin
Nine months ended September 30, 2013	$398	$384	$—	$782	$—	$782
External sales volumes / mix	72	32	—	104	—	104
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(3)	—	—	(3)	—	(3)
Customer pricing	(22)	(3)	—	(25)	—	(25)
Productivity, net of inflation	(7)	(17)	—	(24)	—	(24)
Project costs / strategic initiatives	(11)	(2)	—	(13)	—	(13)
Materials and services sourcing	13	21	—	34	—	34
Depreciation	(15)	(5)	—	(20)	—	(20)
Foreign currency	—	(2)	—	(2)	—	(2)
Nine months ended September 30, 2014	$425	$408	$—	$833	$—	$833

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total Company
Operational EBITDA
Nine months ended September 30, 2013	$286	$164	$—	$450	$—	$450
External sales volumes / mix	75	16	—	91	—	91
Unabsorbed fixed costs on inter-segment sales	(3)	—	—	(3)	—	(3)
Customer pricing	(22)	(3)	—	(25)	—	(25)
Productivity, net of inflation	(2)	(11)	—	(13)	—	(13)
Project costs / strategic initiatives	(10)	(11)	—	(21)	—	(21)
Sourcing, cost of products sold	13	21	—	34	—	34
Sourcing, SG&A	—	2	—	2	—	2
Equity earnings in non-consolidated affiliates	8	3	—	11	—	11
Foreign currency	(2)	(2)	—	(4)	—	(4)
Other	(5)	(11)	—	(16)	—	(16)
Nine months ended September 30, 2014	$338	$168	$—	$506	$—	$506
Depreciation and amortization						(251)
Interest expense, net						(87)
Restructuring expense, net						(63)
Acquisition related costs						(14)
Legal separation costs						(1)
Loss on debt extinguishment						(24)
Non-service cost components associated with the U.S. based funded pension plan						5
Adjustment of assets to fair value						(3)
Stock appreciation rights						4
Headquarters relocation costs						(4)
Income tax expense						(48)
Other						1
Net income						$21

Powertrain
Sales increased by $252 million, or 8%, to $3,391 million for the nine months ended September 30, 2014 from $3,139 million in the same period of 2013. This increase is inclusive of $14 million of sales directly related to acquisitions. The Powertrain segment generates approximately 70% of its sales outside the United States and the resulting currency movements increased sales by $20 million. External sales volumes increased by $241 million or 8%, net of $22 million from customer price decreases. This increase is driven by higher sales volumes and market share gain. In Europe, Powertain sales increased by 5% or $75 million compared to an increase in European light vehicle of 4% and a decrease in commercial vehicle production of 4%. In North America, Powertain sales increased by 11% or $104 million compared to an increase in both light vehicle and commercial vehicle production of 4% and 12% respectively. In ROW, as Powertain's presence in the emerging light vehicle market continued to grow, Powertrain sales increased by $62 million or 13%, compared to an increase in both light vehicle of 3% and a decline in commercial vehicle production of 1%. When taking into account Powertrain's regional and market mix, its sales grew in excess of underlying market demand.
Cost of products sold increased by $225 million to $2,966 million for the nine months ended September 30, 2014 compared to $2,741 million in the same period of 2013. The increase in materials, labor and overhead as a direct result of external and inter-segment sales volumes/mix was $185 million. The increase from foreign currency impacts of $20 million, project costs of $11 million, unfavorable productivity of $7 million, and increased depreciation of $15 million were partially offset by savings in materials and services sourcing costs of $13 million.

Gross margin increased by $27 million to $425 million, or 12.5% of sales for the nine months ended September 30, 2014 from $398 million, or 12.7% of sales in the same period of 2013. Gross margin increased by $72 million due to the increase in external sales volumes/mix including increased margin of $2 million from acquisitions, representing a conversion of 26% on the incremental sales. Unfavorable customer pricing of $22 million, increased depreciation of $15 million, project costs of $11 million, and unfavorable productivity of $7 million were partially offset by savings from materials and services sourcing of $13 million.
Operational EBITDA increased by $52 million to $338 million or 10.1% of revenue for the nine months ended September 30, 2014 from $286 million or 9.1% of revenue in the same period of 2013. The increase in Operational EBITDA as a result of the net increase in external sales volumes/mix was $75 million including the favorable impact of $4 million from acquisitions. Additionally, Operational EBITDA increased from savings from materials and services sourcing of $13 million and a $8 million increase in earnings from non-consolidated affiliates. These increases were partially offset by unfavorable customer pricing of $22 million, project costs of $10 million, unfavorable productivity of $2 million, foreign currency of $2 million, unabsorbed fixed costs on inter-segment sales of $3 million and other reductions of $5 million.

Motorparts
Sales increased by $160 million, or 7%, to $2,369 million for the nine months ended September 30, 2014 from $2,209 million in the same period of 2013. This increase is inclusive of $184 million directly related to the Affinia chassis business acquisition and Honeywell friction business acquisition. Excluding sales from acquisitions, external sales volumes decreased by $31 million, including customer price reductions of $3 million. On a regional basis, sales in North America were down 1% driven by an increase in the US & Canada aftermarket offset by a decline in Mexico and export aftermarket sales due to general softness in those markets. As well, North America OE sales decreased due to the planned exit of a customer supply contract. In Europe, sales decreased by 4% driven by lower demand in the aftermarket and service channels. Sales in ROW increased by 5% versus 2013 driven by strong aftermarket demand, especially in Asia.
Cost of products sold increased by $136 million to $1,961 million for the nine months ended September 30, 2014 compared to $1,825 million in the same period of 2013. The increase in materials, labor and overhead related to the Affinia chassis business acquisition and Honeywell friction business acquisition was $158 million. Excluding costs related to acquisitions, the cost of products sold decreased by $22 million. The decrease is due to the impact on cost of products sold from reduced net external sales volumes of $28 million and materials and services sourcing savings of $21 million. These decreases were partially offset by project costs of $2 million, $17 million of unfavorable productivity, including inventory adjustments, increased depreciation of $5 million, and currency movements of $3 million.
Gross margin increased by $24 million to $408 million, or 17.2% of sales, for the nine months ended September 30, 2014 compared to $384 million or 17.4% of sales, in the same period of 2013. The increase in absolute gross margin related to the Affinia chassis business acquisition and Honeywell friction business acquisition was $26 million. Excluding gross margin related to acquisitions, gross margin decreased by $2 million. Materials and services sourcing savings of $21 million, the favorable impact of sales volumes/mix of $6 million were offset by $17 million of unfavorable productivity, including inventory adjustments, project costs of $2 million, unfavorable customer pricing of $3 million, increased depreciation of $5 million and unfavorable foreign currency of $2 million.
Operational EBITDA increased by $4 million to $168 million for the nine months ended September 30, 2014 from $164 million in the same period of 2013. Savings in materials and sourced products of $23 million, the favorable impact on Operational EBITDA from the increase in sales volumes/mix of $16 million including positive contribution from the Affinia chassis business acquisition and increased equity earnings in non-consolidated affiliates of $3 million were partially offset by $11 million of unfavorable productivity, including inventory adjustments, project costs of $11 million, unfavorable customer pricing of $3 million, and other reductions of $11 million, primarily related to weaker performance in the wiper business.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $585 million, or 10.6% of net sales, for the nine months ended September 30, 2014 as compared to $545 million, or 10.7% of net sales, for the same period of 2013. The increase in SG&A costs is primarily attributable to the addition of SG&A costs from the Affinia chassis business acquisition and the Honeywell friction business acquisition as well as project costs associated with strategic initiatives in Motorparts.
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $143 million for the nine months ended September 30, 2014 compared with $130 million for the same period of 2013.

Interest Expense, Net
Net interest expense was $87 million for the nine months ended September 30, 2014 compared to $77 million for the same period of 2013. This increase is attributable to higher rates following the refinancing of the Company's term loans in April 2014.

Restructuring Activities
The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for nine months ended September 30, 2014:

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2014	$8	$14	$22	$2	$24
Provisions	3	4	7	1	$8
Payments	(3)	(6)	(9)	(1)	$(10)
Balance at March 31, 2014	$8	$12	$20	$2	$22
Provisions	19	11	30	—	30
Payments	(3)	(5)	(8)	(1)	(9)
Balance at June 30, 2014	$24	$18	$42	$1	$43
Provisions	20	5	25	—	25
Payments	(6)	(8)	(14)	—	(14)
Foreign Currency	(3)	—	(3)	—	(3)
Balance at September 30, 2014	$35	$15	$50	$1	$51

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

Other (Expense) Income, Net
The specific components of “Other (expense) income, net” for the nine months ended September 30, 2014 are as follows:

	Nine Months Ended
	September 30
	2014	2013
	(Millions of Dollars)
Losses on sales of account receivables	(5)	(5)
Foreign currency exchange	$(4)	$(7)
Legal separation costs	(1)	—
Third-party royalty income	5	5
Adjustment of Chapter 11 accrual	—	4
Other	1	2
	$(4)	$(1)

Income Taxes
For the nine months ended September 30, 2014, the Company recorded income tax expense of $48 million on income from continuing operations before income taxes of $69 million. This compares to an income tax expense of $30 million on income from continuing operations before income taxes of $145 million in the same period of 2013. Income tax expense for the nine months ended September 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes. The income tax expense for the nine months ended September 30, 2013 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes, partially offset by pre-tax losses with no tax benefits.
During the nine months ended September 30, 2014, the Company effectively settled tax positions through examination. As a result, $20 million of unrecognized tax benefits were resolved unfavorably with the taxing authority.
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
During 2013, the Company divested its sintered components operations located in France (first quarter event), its connecting rod manufacturing facility located in Canada (second quarter event), its camshaft foundry located in the United Kingdom (second quarter event) and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States (third quarter event). These divestitures have been presented as discontinued operations in the consolidated statements of operations. The Company recognized a loss on sale of discontinued operations, inclusive of income taxes, of $43 million million during the nine months ended September 30, 2013.

Litigation and Environmental Contingencies
For a summary of material litigation and environmental contingencies, refer to Note 15, Commitments and Contingencies, of the consolidated financial statements.

Liquidity and Capital Resources
Cash Flow
Cash flow provided from operating activities was $262 million for the nine months ended September 30, 2014 compared to cash flow to $258 million for the comparable period of 2013. The $4 million year-over-year increase is primarily attributable to the year-over-year improvement in cash flow provided by other operating assets and liabilities of $32 million offset by the year-over-year cash outflow from working capital of $17 million, primarily driven by the investment in inventory made as part of the strategic initiatives.
Cash flow used by investing activities was $599 million for the nine months ended September 30, 2014 compared to $245 million for the comparable period of 2013. Capital expenditures of $282 million and $270 million for the nine months ended September 30, 2014 and 2013, respectively, were required to support future sales growth and productivity improvements. During the nine months ended September 30, 2014, there were $321 million of payments to acquire businesses, net of cash acquired, which included: $15 million to acquire the DZV bearings business; $140 million to acquire the Affinia chassis business, exclusive of $9 million of contingent consideration classified within financing activities; $156 million to acquire the Honeywell Friction Business and other investments of $10 million. The Company assumed $10 million of pre-existing debt associated with the DZV bearings business acquisition. During the nine months ended September 30, 2013, there were $26 million of net payments related to business dispositions.
Cash flow provided by financing activities was $36 million for the nine months ended September 30, 2014 compared to cash flow provided from financing activities of $491 million for the comparable period of 2013. The cash provided by financing activities in 2013 is primarily due to the a $500 million cash inflow associated with the Company's stock rights offering in which approximately 51 million shares of the Company's common stock was purchased during July 2013.
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

Other Liquidity and Capital Resource Items
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	September 30	December 31
	2014	2013
	(Millions of Dollars)
Gross accounts receivable factored	$337	$271
Gross accounts receivable factored, qualifying as sales	324	258
Undrawn cash on factored accounts receivable	2	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$456	$379	$1,311	$1,077
Losses on sales of account receivables	(2)	(2)	(5)	(5)
Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms was $21 million at September 30, 2014 and December 31, 2013. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

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
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the nine months ended September 30, 2014, the Company derived 37% of its sales in the United States and 63% internationally. Of these international sales, 57% are denominated in the euro, with no other single currency representing more than 10%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the nine months ended September 30, 2014 would have decreased “Net income from continuing operations attributable to Federal-Mogul” by approximately $11 million.

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
As of September 30, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014, at the reasonable assurance level previously described.
Changes to Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of September 30, 2014, the Company’s management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2014.

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

The separation of our Powertrain and Motorparts divisions into two independent, publicly traded companies may not be completed on the terms or timeline currently contemplated, if at all. Further, the separation will require significant time, resources and attention from management, which may distract management from the operation of our business and the execution of our other initiatives: On September 3, 2014, we announced our intention to pursue the separation of our Powertrain and Motorparts divisions into two independent, publicly traded companies (the “Separation Transaction”). We are engaged in planning and executing the Separation Transaction and our objective is to complete the Separation Transaction in the first half of 2015. Unanticipated developments could delay or negatively impact the Separation Transaction or increase our expenses relating to the transaction. We cannot assure that we will be able to complete the Separation Transaction on the terms that we announced or on the anticipated timeline, if at all.  If we are unable to consummate the Separation Transaction, we will have incurred costs without realizing the benefits of such transaction.   Further, the Separation Transaction will require significant time, resources and attention from management, which may distract management from the operation of our business and the execution of our other initiatives. Our employees may also be distracted due to uncertainty about their future roles pending the completion of the Separation Transaction. If the Separation Transaction is completed, such transaction may not achieve the intended results. Any such difficulties could have a material adverse effect on our financial condition, results of operations or cash flows.
The Company has substantial indebtedness, which could restrict the Company’s business activities and could subject the Company to significant interest rate risk: As of September 30, 2014, the Company had approximately $2.7 billion of outstanding indebtedness. The Company is permitted by the terms of its debt instruments to incur substantial additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition and results of operations.
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

10.3
Share and Asset Purchase Agreement dated as of September 10, 2014 by and between TRW Automotive Inc. and Platin 1058. GmbH (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 10, 2014 and filed with the Securities and Exchange Commission on September 15, 2014).

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

101
Financial statements from the quarterly report on Form 10-Q of Federal-Mogul Holdings Corporation for the quarter ended September 30, 2014, filed on October 22, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income (Loss); (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows: and (v) the Notes to the Consolidated Financial Statements filed herewith.

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
Dated: October 22, 2014