Form 10-K
period 2014-12-31
Federal-Mogul Holdings Corp
filed 2015-02-27
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
Commission File Number: 001-34029
FEDERAL-MOGUL HOLDINGS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	46-5182047
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

27300 West 11 Mile Road, Southfield, Michigan	48034
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number including area code: (248) 354-7700

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $0.01 per share	The NASDAQ Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $585 million as of June 30, 2014 based on the reported last sale price as reported on the NASDAQ Global Select Market on that date.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒   No  ☐
The Registrant had 150,029,244 shares of common stock outstanding as of February 19, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

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

•
The Company's ability to separate its Powertrain and Motorparts divisions into two independent, publicly traded companies may not be completed on the terms or timeline currently contemplated, if at all.

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
On September 3, 2014, the Company announced its plan to separate its Powertrain and Motorparts divisions into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation will be implemented through a tax-free distribution of Federal-Mogul’s Motorparts division to shareholders of Federal-Mogul Holdings Corporation. Completion of the transaction is subject to customary conditions, including among others, the Company’s receipt of an IRS ruling or opinion of counsel to the effect that the distribution will qualify as a transaction that is generally tax-free for U.S. Federal Income tax purposes; as well as effectiveness of a Form 10 Registration Statement to be filed with the SEC.  On February 24, 2015, the Company announced that it would defer the previously announced spin-off of its Motorparts division to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in the Motorparts division. As a result of the deferral and the recent closing of the acquisition of TRW's valvetrain business, the Company will commence a common stock rights offering to strengthen its balance sheet. The Company’s board of directors intends to revisit the timing of the spin-off prior to year-end. Meanwhile the company will continue to operate as two separate, independent divisions. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated.

Business Overview
The Company is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. The Company seeks to participate in both of these markets by leveraging its original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. The Company believes that it is uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base. Federal-Mogul is a leading technology supplier and a market share leader in several product categories. As of December 31, 2014, the Company had current OEM products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium and heavy-duty vehicles. The Company offers premium brands, OE replacement and entry/mid level products for all aftermarket customers. Therefore, the Company can be first to the aftermarket with new products, service expertise and customer support. This broad range of vehicle and powertrain applications reinforces the Company’s belief in its unique market position.
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

Powertrain offers its customers a diverse array of market-leading products for OE applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, plus element resistant systems protection sleeving products, acoustic shielding and flexible heat shields. Motorparts offers powertrain products manufactured by Powertrain, distributed through globally-recognized aftermarket brands to the independent aftermarket and also offers brake disc pads, brake linings, brake blocks, brake system components, chassis products, wipers, and other product lines to OE and aftermarket customers.
The Company has manufacturing facilities and/or distribution centers in 26 countries and, accordingly, the Company’s reporting segments derive sales from both domestic and international markets. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, extraterritorial effects of United States laws such as the Foreign Corrupt Practices Act, and changes in laws and regulations.

The following tables set forth net sales and net property, plant and equipment (“PP&E”) by geographic region as a percentage of total net sales and net PP&E, respectively.

	Net Sales			Net PP&E
	Year Ended December 31			December 31
	2014	2013	2012	2014	2013
United States	36%	37%	38%	28%	27%
Mexico	5%	5%	5%	7%	7%
Canada	2%	1%	2%	—	—
Total North America	43%	43%	45%	35%	34%

Germany	20%	20%	18%	20%	21%
France	5%	6%	6%	3%	4%
Belgium	4%	5%	4%	1%	1%
Italy	4%	4%	4%	3%	4%
United Kingdom	3%	3%	4%	4%	4%
Other EMEA	8%	6%	6%	13%	13%
Total EMEA	44%	44%	42%	44%	47%

China	6%	5%	4%	11%	8%
India	3%	3%	4%	6%	7%
South America	2%	2%	2%	2%	2%
Other	2%	3%	3%	2%	2%
Total Rest of World	13%	13%	13%	21%	19%
	100%	100%	100%	100%	100%

The following table sets forth net sales by reporting segment as a percentage of total net sales:

	Year Ended December 31
	2014	2013	2012
Net sales by reporting segment:
Powertrain	57%	57%	56%
Motorparts	43%	43%	44%
	100%	100%	100%

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

•
Aggressively pursue cost competitiveness in all business segments by continuing to drive productivity in existing operations, consolidating and relocating manufacturing operations to best cost countries, utilizing the Company’s strategic alliances, and rationalizing business resources and infrastructure.

The Company’s strategy is to develop and deliver leading technology and innovation which results in market share expansion in the OE market and aftermarket. The Company assesses individual opportunities to execute its strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns, and other criteria, and makes investment decisions on a case-by-case basis. Opportunities meeting or exceeding benchmark return criteria may be undertaken through research and development activities, acquisitions, and other strategic alliances, or restructuring activities as further discussed below.
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
Federal-Mogul’s research and development activities are conducted at the Company’s research and development locations. Within the United States, these centers are located in Skokie, Illinois; Ann Arbor, Michigan; Plymouth, Michigan; St. Louis, Missouri; Exton, Pennsylvania; and Waupun, Wisconsin. Internationally, the Company’s research and development centers are located in Araras, Brazil; Aubange, Belgium; Noyon Codex, France; Chapel-en-le-Frith, United Kingdom, Coventry, United Kingdom; Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; and Shanghai, China.
Each of the Company’s business units is engaged in engineering, research and development efforts working closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $192 million, $173 million and $173 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Non-Consolidated Affiliates. The Company forms certain affiliations, including joint ventures, to gain share in emerging markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations, and broaden its customer base. The Company believes that certain of these affiliations have provided, and will continue to provide, opportunities to expand business relationships with Asian and other OEs operating in BRIC growth markets. The Company is currently involved in 29 such affiliations located in 14 different countries throughout the world, including China, India, Korea, Russia, Turkey and the United States. Of these affiliations, the Company maintains a controlling interest in 16 entities and, accordingly, the financial results of these entities are included in the Consolidated Financial Statements of the Company. The Company has a non-controlling interest in 13 of its affiliates, of which 8 are accounted for under the equity method and 5 are accounted for under the cost method. The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s affiliations are businesses established and maintained in connection with its operating strategy.

Net sales for the Company’s 16 consolidated affiliates were approximately 5%, 8% and 9% of consolidated net sales for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s investments in non-consolidated affiliates totaled $269 million and $253 million as of December 31, 2014 and 2013, respectively, and the equity in earnings of such affiliates amounted to $48 million, $34 million and $34 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Acquisitions. On February 6, 2015, the Company completed the purchase of certain business assets of the TRW engine components business. The business was acquired through a combination of asset and stock purchases for a base purchase price of approximately $313 million, funded primarily from the available Replacement Revolver Facility, and subject to certain customary closing and post-closing adjustments. The purchase of TRW’s engine valve business adds a completely new product line to the Company's portfolio, strengthens the Company's position as a leading developer and supplier of core components for engines, and enhances the Company's ability to support its customers to improve fuel economy and reduce emissions.
The assets acquired and liabilities assumed will be recorded at fair value as of the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The preliminary allocation of the purchase price will occur in the first quarter of 2015. There were no revenues or earnings related to TRW included in the Company's condensed consolidated statement of income.
In July 2014, the Company completed the purchase of certain business assets of the Honeywell brake component business including two recently established manufacturing facilities in China and Romania which substantially strengthens the manufacturing and engineering capabilities of the Company's current global braking portfolio. The business was acquired through a combination of asset and stock purchases for a base purchase price of $169 million and a provisional estimate of $15 million subject to certain customary post-closing adjustments, contingent consideration and other liabilities.
In May 2014, the Company completed the purchase of the Affinia chassis business. This business serves leading U.S. aftermarket customers with private label chassis product lines and will allow the Company to broaden its product offering, provide operational synergies and better service customers globally. The purchase price was $149 million, net of acquired cash.
See Note 5, Acquisitions, to the Consolidated Financial Statements, included in Item 8 of this report.
Divestitures: In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During the year ended December 31, 2013, the Company divested its sintered components operations located in France, its connecting rod manufacturing facility located in Canada, its camshaft foundry located in the United Kingdom and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States. These divestitures have been presented as discontinued operations in the consolidated statements of operations. See Note 6, Discontinued Operations, to the Consolidated Financial Statements, included in Item 8 of this report.
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
During the years ended December 31, 2014, 2013 and 2012, the Company recorded $86 million, $40 million and $26 million, respectively, in net restructuring expenses.
The Company’s restructuring activities are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2, Restructuring, to the Consolidated Financial Statements, included in Item 8 of this report.
The Company’s Products
The following provides an overview of products manufactured and distributed by the Company’s reporting segments.
Powertrain. The Powertrain segment primarily represents the Company’s OE business. About 93% of Powertrain’s revenue is from OE customers, with the remaining 7% of its revenue being sold directly to the Company’s Motorparts segment for eventual distribution, by Motorparts, to customers in the independent aftermarket.
Powertrain operates 66 manufacturing sites in 18 countries, serving a large number of major automotive, heavy-duty, marine and industrial customers worldwide. Powertrain derived 34% of its 2014 OE sales in North America, 48% in Europe, the Middle-East and Africa ("EMEA") and 18% in the rest of the world (“Rest of World” or “ROW”).

Federal-Mogul is one of the world’s leading powertrain component and assembly providers. Comprehensive design capability and an extensive product portfolio enable effective delivery of a broad range of engine and driveline components as well as engineered solutions to improve fuel economy, reduce emissions or enhance vehicle performance and durability. Products in this segment include pistons, piston rings, piston pins, cylinder liners, valve seats and guides, engine bearings, industrial bearings, bushings and washers, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, element resistant systems protection sleeving products, flexible heat shields and lighting products. Powertrain products are used in automotive, motorcycle, light truck, heavy-duty, industrial, commercial equipment (construction, agricultural, power generation, marine and railway), aerospace, and small air-cooled engine applications.The following provides a description of the various products manufactured by Powertrain:

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

The Company’s bearing product line includes lead-free aluminum engine bearings commonly used in gasoline engines and bronze bearings used in highly-loaded compression engines such as diesel or gasoline turbocharged models. The Company’s portfolio includes a full range of lead-free bearings, winner of the 2014 PACE award, developed to meet EU requirements and covers a range of electroplated and sputter coated bearings. These extremely high performance materials support the downsizing of engines and consequent improved fuel economy and CO2 reduction. The Company’s product range also includes innovative polymer coated bearings (IROX®) for automotive engines, winner of the 2013 PACE award. These bearings have a special polymer coated shell that helps to withstand high reciprocating mechanical loads produced by heavily boosted engines. The innovative IROX® bearing coating with embedded dry lubricant design enables these bearings to operate in low lubrication conditions found in hybrid or start-stop engines.

Industrial Bearings
Sold under the Deva®and Glycodur® brands, industrial bearings are primarily dedicated to applications operating in mixed or low lubrication conditions. Applications are mainly diverse industrial motors or converters and include wind turbines and hydroelectric power generation equipment.

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

Motorparts. Motorparts sells and distributes a broad portfolio of products in the global vehicle aftermarket. Approximately 75% of Motorparts’ sales are derived from sales to customers in the aftermarket and approximately 25% are attributable to sales to the OE market. Motorparts operates 33 manufacturing sites in 16 countries and 24 distribution centers in 14 countries. Motorparts derived 55% of its sales through North America, 39% in EMEA and 6% in Rest of World.
Motorparts’ products are designed to solve a problem, facilitate installation and improve safety, durability and vehicle performance. Motorparts’ products are utilized widely in vehicle braking systems and chassis, as well as in engine and sealing applications and general service. Motorparts sells its products, which total more than 570,000 SKUs, into the independent automotive, heavy-duty and specialty replacement markets. Through global market insight, supply chain expertise and brand and product line management, aftermarket and OE customers worldwide benefit from the Company’s innovative technology, manufacturing, supply chain and distribution expertise.

The following table sets forth a description of the principal products sold by the Company:

Product	Description	Brands
Light Vehicle Disc Pads
A light vehicle disc pad assembly consists of:

friction material, which dissipates forward momentum by converting energy into heat;

underlayer, which is a layer of different friction material placed between the backplate and friction material to improve strength, provide a thermal barrier, corrosion resistance, noise performance or a combination of these characteristics;

backplate, to support and locate the friction material in the caliper; and

shim, which is a rubber/metal laminate developed to suppress noise.
Wagner®, Abex®, Ferodo®, Jurid®, Stop®, QuickStop® and ThermoQuiet®

Commercial Vehicle Disc Pads
Commercial vehicle disc brake pads are a growing segment of the friction market, superseding drum brakes on trucks, buses, tractor units and trailers. The basic construction of a commercial vehicle disc pad is the same as a light vehicle disc pad.
Ferodo®, Beral®, Abex® and Stop®

Light Vehicle Drum Brake Linings	Drum brake linings are friction material affixed to a brake shoe and fitted on the rear service brake, rear parking brake and/or transmission brake application.	Ferodo® and Wagner®

Commercial Vehicle Full Length Linings	Full length linings are the commercial vehicle equivalent of light vehicle drum brake linings.	Ferodo®, Beral®, Abex® and Jurid®

Commercial Vehicle Half Blocks	Half blocks are segments of friction material made to be riveted onto drum brake shoes. They are used on heavier vehicle applications where discs are not used.	Ferodo®, Beral®, Abex® and Jurid®

Railway Brake Blocks
Railway brake blocks work by acting on the circumference of the wheel. They are lighter and quieter in operation than cast iron blocks. However, friction performance is designed to replicate that of cast iron blocks.
Ferodo® and Jurid®

Chassis	Chassis parts include ball joints, tie rod ends, sway bar links, idler arms, and pitman arms. These components affect vehicle steering and vehicle ride quality.	MOOG® and QuickSteer®
Driveline Universal Joints	Driveline universal joints which provide a linkage between a power unit and output device such as a wheel end or service device.	MOOG®

Combustion and Exhaust Gaskets
Combustion and exhaust gaskets are used between two surfaces to contain gas and pressure produced from combustion. These gaskets are primarily used on internal combustion engine applications including cylinder head, exhaust manifold, exhaust takedown, exhaust gas recirculation and turbocharger gaskets.
Fel-Pro®, Payen® and Goetze®

Static Gaskets and Seals
Static gaskets and seals create a barrier between two surfaces to contain fluids, pressure and gases while keeping out dust and other contaminants. There are numerous areas of application including engine covers, oil pans, intake manifolds, shaft seals, transmission covers and differential covers.
Fel-Pro®, Payen®, Goetze® and National®

Wipers	Windshield wiper parts include conventional and profile style wiper blades, blade refills and wiper arms.	ANCO® and Champion®

Pistons
The main task of the piston is to compress the air and fuel mixture in advance of ignition. Following combustion, the piston relays the combustion energy into mechanical energy. In this process, substantial pressures are exerted on the piston, imposing high demands on it in terms of rigidity and temperature resistance.
Sealed Power®, Speed Pro®, FP Diesel® and Nüral®

Piston Rings
The three main tasks of piston rings in internal combustion engines are (1) sealing the combustion chamber, (2) supporting heat transfer from the piston to the cylinder wall and (3) regulating lubrication and oil consumption.
Sealed Power®, Speed Pro®, FP Diesel® and Goetze®

Cylinder liners
Cylinder liners, or sleeves, are specially engineered where surfaces form within the engine block, working in tandem with the piston and ring, as the chamber in which the thermal energy of the combustion process is converted into mechanical energy.
FP Diesel® and Goetze®

Ignition	Ignition products include spark plugs, glow plugs, ignition coils and accessories for automotive, commercial and industrial applications.	Champion® and Beru®

Lighting	Replacement vehicle lighting products for automotive and commercial applications	Wagner®

Reporting Segment Financial Information. The following tables summarize net sales, cost of products sold, gross profit and total assets for each reporting segment. For additional information related to the Company’s reporting segments, refer to Note 24, Operations by Reporting Segment and Geographic Area, to the Consolidated Financial Statements, included in Item 8 of this report.
Net sales:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Powertrain	$4,430	$4,173	$3,926
Motorparts	3,192	2,935	2,853
Inter-segment eliminations	(305)	(322)	(335)
Total	$7,317	$6,786	$6,444
Cost of products sold:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Powertrain	$(3,897)	$(3,656)	$(3,470)
Motorparts	(2,668)	(2,432)	(2,390)
Inter-segment eliminations	305	322	335
Total Reporting Segment	(6,260)	(5,766)	(5,525)
Corporate	—	—	(6)
Total Company	$(6,260)	$(5,766)	$(5,531)

Gross profit:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Powertrain	$533	$517	$456
Motorparts	524	503	463
Total Reporting Segment	1,057	1,020	919
Corporate	—	—	(6)
Total Company	$1,057	$1,020	$913
Total assets:

	December 31
	2014	2013
	(Millions of Dollars)
Powertrain	$3,485	$3,373
Motorparts	3,355	3,055
Total Reporting Segment	6,840	6,428
Corporate	227	754
Total Company Assets	$7,067	$7,182

The Company’s Industry
The automotive light vehicle market, as well as the medium duty/heavy duty commercial market, is comprised of two primary segments: the OE market in which the Company’s products are used in the manufacture of new vehicles and OE dealer service parts, and the global aftermarket, in which the Company’s products are used as replacement parts for all vehicles in operation on the road, including all previous models.
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
There are currently several significant trends that are impacting the OE market, including the following:

•	Global Production – The global light and commercial vehicle production in developed markets during 2014 and 2013 was as follows:

	Global Light and Commercial Vehicle Production
	2014	2013
	Millions of Vehicles
America	21.4	21.4
EMEA	22.3	21.1
Asia	45.7	43.9
While global OE production increased at a moderate pace, the demand for parts, including parts produced the by Company also increased moderately during 2014 due to steady demand in the Americas and EMEA and increased demand in Asia.

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

The Aftermarket Business. Products for the global vehicle aftermarket are sold directly to a wide range of distributors, retail parts stores and mass merchants that distribute these products to professional service providers, “do-it-yourself” consumers and in some cases, directly to service chains. Demand for aftermarket products historically has been driven by three primary factors: (i) the number of vehicles in operation; (ii) the average age of vehicles; and (iii) vehicle usage trends. These factors, while applicable in all regions, vary depending on the composition of the car parc and other factors, which are discussed in greater detail below.

Number of Vehicles in Operation: The global car parc is expected to grow to over 1.5 billion by 2020. The car parc growth in certain emerging markets, such as China, is increasing at the highest rate, while more mature markets are expected to continue to remain stable or to grow modestly in size, indicating that new car sales are well beyond the replacement rate for scrapped vehicles.

Increase in Average Age of Vehicles: The average age of vehicles on the road in the United States has increased since 2002 from 9.6 years to an estimated 10.7 years in 2014 and is projected to remain relatively constant at approximately 11.8 years through 2020, driving the need for maintenance and repair work and thereby increasing the overall demand for aftermarket replacement parts in the United States.

More recent trends in the global aftermarket include:

Channel Consolidation: In the more mature markets of the United States and Western Europe, there has been increasing consolidation in aftermarket distribution networks with larger, more sophisticated aftermarket distributors and retailers gaining market share. These distributors generally require larger, more sophisticated suppliers with product expertise, category management and supply chain services and capabilities, as well as a global manufacturing and services footprint.

Growth of Online Capabilities: Reaching consumers directly through online capabilities, including e-commerce, is expected to have an increasing impact on the global aftermarket industry and how aftermarket products are sold. Establishment of a robust online presence will be critical for suppliers regardless of whether they intend to participate directly in e-commerce.

Increase in Private Label Brands and Low-Cost Country Imports: In the United States, there has been an increase in private label or store brands sold by retailers and distributors at a lower price point than premium brands of the same products. However, in many cases, retailers or wholesale distributors creating private label brands will still rely on established suppliers, like Motorparts, to manufacture their private label products and, in some cases, utilize co-branding to support their private label offerings.

Changes in Consumer Behavior: The aftermarket is impacted by changes in economic conditions, volatility in fuel prices, and expanding focus on environmental and energy conservation. For example, the number of consumers with the ability to purchase new vehicles in Europe has been reduced due to adverse economic conditions, which is likely to increase demand for repairs in order to keep older vehicles road-worthy. Increased environmental regulation will lead to additional replacement parts being required on a more frequent basis to meet more exacting standards. Recent falling fuel prices in the United States are likely to lead consumers to drive more and to increase disposable income available for consumers to purchase aftermarket automotive parts and complete necessary repairs.

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
The Company’s aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores and mass merchants. The breadth of the Company’s product lines, the strength of its leading brand names, marketing expertise, sizable sales force, and its distribution and logistics capability are central to the success of the Company’s Motorparts operations.
No individual customer accounted for more than 6% of the Company’s direct sales during 2014.
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

•
Powertrain – Primary competitors include Aisin, Art Metal, BinZou, Bleistahl, Bosch, Daido, Dana/Reinz, Delfingen, Denso, DongYang, ElringKlinger, Freudenberg, GKN, Hella, Hitachi-Automotive, Kolbenschmidt, Mahle, Miba, NGK, NOK, NPR, Osram, Pall, Riken, Sinteron, and Stanley.

•
Motorparts – Primary competitors include Akebono Brake Corporation, Autolite, Brake Parts Inc., Bosch Group, Centric Parts, Crowne Group LLC, Delphi Automotive LLP, Denso Corporation, Dorman Products, Inc., GRI Engineering and Development LLC (MAT Holdings, Inc.), Mahle GmbH, Mevotech Inc., NGK Spark Plug Co., Ltd., NTN Bearing Corporation, Neapco Inc., Old World Industries, LLC, Phillips Industries, Pylon Manufacturing Corporation, Rain-X (ITW Global Brands), SKF Group, Osram Sylvania Ltd., TRW Automotive Holdings Corp., The Timken Company, Trico Products Corporation and Valeo Group.

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
The Company’s Raw Materials and Suppliers
The Company purchases various raw materials and component parts for use in its manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. The Company also purchases parts manufactured by other manufacturers for sale in the aftermarket. The Company has not experienced any significant shortages of raw materials, components or finished parts and normally does not carry inventories of raw materials or finished parts in excess of those reasonably required to meet its production and shipping schedules. In 2014, no outside supplier of the Company provided products that accounted for more than 3% of the Company’s annual purchases.
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
In December, 2012, Icahn Sourcing advised the Company that effective January 1, 2013 it would restructure its ownership and change its name to Insight Portfolio Group LLC (“Insight Portfolio Group”). In connection with the restructuring, the Company acquired a minority equity interest in Insight Portfolio Group and agreed to pay a portion of Insight Portfolio Group’s operating expenses in 2013. The Company’s payments to Insight Portfolio Group were less than $0.5 million during 2013 and 2014.
Seasonality of the Company’s Business
The Company’s business is moderately seasonal because many North American OE customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. OE customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Rest of World generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, the Company’s sales and operating profits have been the strongest in the second quarter. For additional information, refer to the Company’s quarterly financial results contained in Note 25, Quarterly Financial Data (Unaudited), to the Consolidated Financial Statements, included in Item 8 of this report.

The Company’s Employee Relations
The Company had 48,600 employees as of December 31, 2014.
Various unions represent approximately 31% of the Company’s U.S. hourly employees and approximately 91% of the Company’s non-U.S. hourly employees. With the exception of two facilities in the U.S., most of the Company’s unionized manufacturing facilities have their own contracts with their own expiration dates and, as a result, no contract expiration date affects more than one facility.
Impact of Environmental Regulations on the Company
The Company’s operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material impact on the Company’s financial position or cash flows in 2014 and are not expected to have a material impact on the Company’s financial position or cash flows in 2015.
The Company’s Intellectual Property
The Company holds in excess of 5,700 patents and patent applications on a worldwide basis, of which more than 1,160 have been filed in the United States. Of the approximately 5,700 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to the Company.
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
The Company also maintains more than 6,800 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by the Company or are licensed to third parties.
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

The separation of the Company's Powertrain and Motorparts divisions into two independent, publicly traded companies may not be completed on the terms or timeline currently contemplated, if at all. Further, the separation will require significant time, resources and attention from management, which may distract management from the operation of our business and the execution of our other initiatives: On September 3, 2014, the Company announced its intention to pursue the separation of its Powertrain and Motorparts divisions into two independent, publicly traded companies (the “Separation Transaction”). Unanticipated developments could delay or negatively impact the Separation Transaction or increase the Company's expenses relating to the transaction. The Company cannot assure that it will be able to complete the Separation Transaction on the terms that were announced or on the anticipated timeline, if at all.  If the Company is unable to consummate the Separation Transaction, it will have incurred costs without realizing the benefits of such transaction.   Further, the Separation Transaction will require significant time, resources and attention from management, which may distract management from the operation of our business and the execution of our other initiatives. Our employees may also be distracted due to uncertainty about their future roles pending the completion of the Separation Transaction. If the Separation Transaction is completed, such transaction may not achieve the intended results. Any such difficulties could have a material adverse effect on The Company's financial condition, results of operations or cash flows.

The Company’s liquidity may be impacted in the short term from its growth activities and strategic initiatives: The Company is pursuing a number of organic and inorganic growth activities, restructuring plans and strategic initiatives to increase and improve the Company’s business and profitability. Management believes these activities will enhance the Company’s long term shareholder value; however, the investment to effectuate these activities may have an impact on the Company’s short term liquidity and may create the need for additional borrowing which may be at higher interest rates given the Company’s current level of indebtedness.
The Company has substantial indebtedness, which could restrict the Company’s business activities and could subject the Company to significant interest rate risk: As of December 31, 2014, the Company had approximately $2.7 billion of outstanding indebtedness. The Company is permitted by the terms of its debt instruments to incur additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition and results of operations.  In addition, covenants in the Company’s debt agreements could limit its ability to engage in certain transactions and pursue its business strategies, which could adversely affect liquidity.
The Company’s indebtedness could:

•
limit the Company’s ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes, guarantee additional debt or issue redeemable, convertible of preferred equity;

•
limit the Company’s ability to make distributions or prepay its debt, incur liens, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets (including capital stock of subsidiaries), enter into transactions with affiliates and merger, consolidate or sell substantially all of its assets;

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

The Company may pursue acquisitions or other affiliations that involve inherent risks, any of which may cause the Company not to realize anticipated benefits, and the Company may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect the Company’s results of operations: In the past, the Company has grown through acquisitions, and may engage in acquisitions in the future as part of the Company’s sustainable global profitable growth strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If the Company is unable to successfully integrate its acquisitions, it may not realize the benefits of the acquisitions, the financial results may be negatively affected, or additional cash may be required to integrate such operations.
In the future, the Company may not be able to successfully identify suitable acquisition or affiliation opportunities or complete any particular acquisition, combination, affiliation or other transaction on acceptable terms. The Company’s identification of suitable acquisition candidates and affiliation opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities. This includes the effects on the Company’s business, diversion of management’s attention and risks associated with unanticipated problems or unforeseen liabilities, and may require significant financial resources that would otherwise be used for the ongoing development of the Company’s business.
The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties could be further increased to the extent the Company pursues acquisition or affiliation opportunities internationally. The Company may not be effective in retaining key employees or customers of the combined businesses. The Company may face integration issues pertaining to the internal controls and operations functions of the acquired companies and also may not realize cost efficiencies or synergies that were anticipated when selecting the acquisition candidates. The Company may experience managerial or other conflicts with its affiliation partners. Any of these items could adversely affect the Company’s results of operations.
The Company’s failure to identify suitable acquisition or joint venture opportunities may restrict the Company’s ability to grow its business. If the Company is successful in pursuing future acquisitions or other affiliations, the Company may be required to expend significant funds, incur additional debt and/or issue additional securities, which may materially adversely affect results of operations. If the Company spends significant funds or incurs additional debt, the Company’s ability to obtain financing for working capital or other purposes could decline and the Company may be more vulnerable to economic downturns and competitive pressures.
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
Consolidation and increased market power of the Company’s independent aftermarket customers could negatively affect the Company’s financial performance: The Company’s independent aftermarket customers are continuing to consolidate and gain purchasing power and the ability to demand extended payment terms and other pricing concessions. If these trends continue the financial results of the Company’s Motorparts business segment could be negatively impacted.
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
The Company is subject to possible insolvency of financial counterparties: The Company engages in numerous financial transactions and contracts including insurance policies, letters of credit, credit line agreements, financial derivatives and investment management agreements involving various counterparties. The Company is subject to the risk that one or more of these counterparties may become insolvent and therefore be unable to discharge its obligations under such contracts.
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
The Company’s pension obligations and other postemployment benefits could adversely impact the Company’s operating margins and cash flows: The automotive industry, like other industries, continues to be impacted by the rising cost of providing pension and other postemployment benefits. In addition, the Company sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet the Company’s expectations, or other actuarial assumptions are modified, the Company’s required contributions may be higher than it expects. See Note 15, Pensions and Other Postemployment Benefits, to the Consolidated Financial Statements, included in Item 8 of this report.
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
The Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%: In July 2013 the Company completed a common stock rights offering. The purchases of shares of common stock in the rights offering increased the indirect control of Mr. Carl C. Icahn to approximately 80.73% of the voting power. As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of December 31, 2014. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $82 million as of December 31, 2014. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.
The current underfunded status of the pension plans of ACF requires it to notify the PBGC of certain “reportable events,” such as if the Company ceases to be a member of the ACF controlled group, or the Company makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.
Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC have undertaken to indemnify Federal-Mogul for any and all liability imposed upon the Company pursuant to the Employee Retirement Income Security Act of 1974, as amended, or any regulation there under (“ERISA”) resulting from the Company being considered a member of a controlled group within the meaning of ERISA § 4001(a)(14) of which American Entertainment Properties Corporation is a member, except with respect to liability in respect to any employee benefit plan, as defined by ERISA § 3(3), maintained by the Company.  Icahn Enterprises Holdings L.P.

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

ITEM 1.B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The Company’s world headquarters is located in Southfield, Michigan, which is a leased facility. The Company had 174 manufacturing facilities, technical centers, distribution centers, and sales and administration office facilities worldwide at December 31, 2014. Approximately 41% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. The Company owns the remainder of the facilities.

Type of Facility	North America	EMEA	Rest of World	Total
Manufacturing facilities	31	41	27	99
Technical centers	8	5	1	14
Distribution centers	11	9	4	24
Sales and administration offices	9	13	15	37
	59	68	47	174
The facilities range in size from approximately 100 square feet to 700 thousand square feet. Management believes that substantially all of the Company’s facilities are in good condition and that it has sufficient capacity to meet its current and expected manufacturing and distribution needs.

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
Total environmental liabilities were $15 million and $14 million at December 31, 2014 and 2013, respectively. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2014, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs, as recorded, approximate $40 million.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s stock is listed on the NASDAQ Global Stock Market.
There were approximately 56 stockholders of record of Common Stock as of February 19, 2015 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker. High and low sales prices for the Company’s common stock for each quarter in 2014 and 2013 are as follows:

	2014		2013
Quarter	High	Low	High	Low
First	$22.97	$15.82	$9.88	$5.98
Second	$20.51	$16.19	$10.39	$4.84
Third	$20.82	$14.87	$17.33	$9.92
Fourth	$16.39	$14.14	$21.15	$14.97

The Company did not pay any dividends in 2014 or 2013. The Company has certain restrictions under its debt facilities from paying dividends in the future.
The following graph compares the cumulative total stockholder return during the five year period from December 31, 2009 to December 31, 2014. The graph assumes that $100 was invested on December 31, 2009, in each of the Company’s common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group. The peer group is comprised on the following companies: BorgWarner Inc., Dana, Magna International, Meritor, Tenneco and TRW. This performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents information from the Consolidated Financial Statements as of or for the five years ended December 31, 2014. This information should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Financial Statements and Supplemental Data.’’

	Year Ended December 31
	2014	2013	2012	2011	2010
	(Millions of Dollars, Except Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$7,317	$6,786	$6,444	$6,719	$6,045
Cost of products sold	(6,260)	(5,766)	(5,531)	(5,640)	(5,049)
Gross profit	1,057	1,020	913	1,079	996
Selling, general and administrative expenses	(776)	(719)	(702)	(680)	(676)
OPEB curtailment gains	—	19	51	1	29
Adjustment of assets to fair value	(144)	(8)	(187)	(279)	(2)
Interest expense, net	(120)	(99)	(128)	(127)	(129)
Restructuring expense, net	(86)	(40)	(26)	(5)	(8)
Amortization expense	(49)	(47)	(49)	(48)	(49)
Equity earnings of non-consolidated affiliates	48	34	34	37	32
Loss on debt extinguishment	(24)	—	—	—	—
Other (expense) income, net	(11)	(3)	(26)	(18)	(17)
Income tax (expense) benefit	(56)	(56)	29	(16)	(11)
Net income (loss) from continuing operations	(161)	101	(91)	(56)	165
(Loss) income from discontinued operations, net of tax	—	(52)	(19)	(27)	2
Less net income attributable to noncontrolling interests	(7)	(8)	(7)	(7)	(6)
Net (loss) income attributable to Federal-Mogul	$(168)	$41	$(117)	$(90)	$161

Amounts attributable to Federal-Mogul:
Net (loss) income from continuing operations	(168)	93	(98)	(63)	159
(Loss) income from discontinued operations, net of tax	—	(52)	(19)	(27)	2
Net loss) income	$(168)	$41	$(117)	$(90)	$161

Common Share Summary Attributable to Federal-Mogul
Net (loss) income per common share - basic:
Net (loss) income from continuing operations	$(1.12)	$0.75	$(0.99)	$(0.64)	$1.61
(Loss) income from discontinued operations, net of tax	—	(0.42)	(0.19)	(0.27)	0.02
Net (loss) income	$(1.12)	$0.33	$(1.18)	$(0.91)	$1.63

Net (loss) income per common share - diluted:
Net (loss) income from continuing operations	$(1.12)	$0.75	$(0.99)	$(0.64)	$1.60
(Loss) income from discontinued operations, net of tax	—	(0.42)	(0.19)	(0.27)	0.02
Net (loss) income	$(1.12)	$0.33	$(1.18)	$(0.91)	$1.62

Weighted average shares outstanding – basic (in millions)	150.0	123.4	98.9	98.9	98.9
Weighted average shares outstanding – diluted (in millions)	150.0	123.4	99.4	99.4	99.4
Dividends declared per common share	$—	$—	$—	$—	$—

	2014	2013	2012	2011	2010
Other Financial Information
Net cash provided from (used by) operating activities	$278	$418	$(53)	$241	$404
Expenditures for property, plant, equipment	(418)	(380)	(387)	(348)	(251)
Depreciation and amortization expense	(334)	(296)	(289)	(284)	(333)

	As of December 31
	2014	2013	2012	2011	2010
	(Millions of Dollars)
Consolidated Balance Sheet Data
Total assets	$7,067	$7,182	$6,927	$7,029	$7,296
Short-term debt, including current portion of long-term debt	127	1,694	94	88	73
Long-term debt	2,563	905	2,733	2,741	2,752
Federal-Mogul shareholders’ equity	806	1,490	725	953	1,277

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
On September 3, 2014, the Company announced its plan to separate its Powertrain and Motorparts divisions into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation will be implemented through a tax-free distribution of Federal-Mogul’s Motorparts division to shareholders of Federal-Mogul Holdings Corporation. Completion of the transaction is subject to customary conditions, including among others, the Company’s receipt of an IRS ruling or opinion of counsel to the effect that the distribution will qualify as a transaction that is generally tax-free for U.S. Federal Income tax purposes; as well as effectiveness of a Form 10 Registration Statement to be filed with the SEC.  On February 24, 2015, the Company announced that it would defer the previously announced spin-off of its Motorparts division to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in the Motorparts division. As a result of the deferral and the recent closing of the acquisition of TRW's valvetrain business, the Company will commence a common stock rights offering to strengthen its balance sheet. The Company’s board of directors intends to revisit the timing of the spin-off prior to year-end. Meanwhile the company will continue to operate as two separate, independent divisions. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated.

Overview
Federal-Mogul Corporation is a leading global supplier of a broad range of components, accessories and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial and transport markets, including customers in both the original equipment manufacturers and servicers (“OE”) market and the replacement market (“aftermarket”). The Company’s customers include the world’s largest automotive OEs and major distributors and retailers in the independent aftermarket. Geographically, the Company derived 36% of its 2014 sales in the United States and 64% internationally. The Company has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Romania, Russia, South Africa and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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

•
Best-Cost Production – The Company has established and expanded manufacturing operations in best-cost countries in an effort to meet the cost pressures inherent in the industry and increase profitability. The Company has manufacturing operations or affiliations in Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Poland, Romania, Russia, South Africa, Thailand and Turkey.

•
Global Organization – Recognizing the ever-increasing globalization of the automotive industry, the Company organized its primary business units on both a global and regional basis. This allows each business to take advantage of best practices in product development, technology and innovation, manufacturing capability and capacity as well as adapt to regional customer preferences. Furthermore, the Company continues to develop and implement standardized processes and consolidated systems to further the direction and performance of the business.

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

•
Expand Asia Pacific Presence – The Company has invested in manufacturing operations, both wholly-owned and non-consolidated affiliate relationships, in the Asia Pacific region and maintains a technical center in Shanghai, China to support the Company’s efforts in this region. The Company intends to use these operations and technical center to strengthen its current, as well as to develop new, customer relationships in this important region.

•
Customer Valued Technology – The Company has significant engineering and technical resources throughout its businesses focused on creating value for customers with innovative solutions for both product applications and manufacturing processes.

Critical Accounting Policies

The accompanying Consolidated Financial Statements, included in Item 8 of this report, have been prepared in conformity with U.S. GAAP and, accordingly, the Company’s accounting policies have been disclosed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, to the Consolidated Financial Statements. The Company considers accounting estimates to be critical accounting policies when:

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
Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense and the recorded obligation in future periods. Therefore, assumptions used to calculate benefit obligations as of the end of a fiscal year directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits as of December 31, 2014 are as follows:

•
Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 6.95% for U.S. plans and a weighted average of 4.18% for non-U.S. plans.

•
Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and postemployment benefit obligations. The weighted-average discount rates used to calculate net periodic benefit cost for the 2014 and year-end obligations as of December 31, 2014 were as follows:

	Pension Benefits
	United States	Non-U.S.	Other Postemployment
	Plans	Plans	Benefits
Used to calculate net periodic benefit cost	4.55%	3.49%	4.45%

Used to calculate benefit obligations	3.85%	1.77%	3.84%

•
Health care cost trend: For postemployment health care plan accounting, the Company reviews external data and Company specific historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postemployment health care benefits is 7.25% for health care and 7.25% for drug cost, both declining to an ultimate trend rate of 5.00% in 2022.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s funding requirements.

	Pension Benefits						Other Postemployment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2015 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2015 Pension Expense	Change in PBO	Change in Accumulated OCL	Change in 2015 Expense	Change in PBO
	(Millions of Dollars)
25 basis point ("bp") decrease in discount rate	$(1)	$36	$(36)	$1	$20	$(20)	$—	$9
25 bp increase in discount rate	—	(34)	34	(1)	(20)	20	—	(9)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—

The assumed health care trend rate has a significant impact on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 bp increase in health care cost trend rate	$1	$32
100 bp decrease in health care cost trend rate	$(1)	$(28)

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
Recorded environmental liabilities were $15 million and $14 million at December 31, 2014 and 2013, respectively. These accruals are based upon management’s best estimates, which requires management to make assumptions regarding the costs for remediation activities, the extent to which costs may be borne by other liable parties, the financial viability of such parties, the time periods over which remediation activities will be completed, and other factors. Although management believes its accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such environmental matters, any changes in the underlying assumptions could materially impact the Company’s future results of operations and financial condition. At December 31, 2014, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $40 million.
Asset Retirement Obligations
The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company has accrued $24 million and $26 million as of December 31, 2014 and 2013, respectively, for ARO, primarily related to anticipated costs of removing hazardous building materials, and has considered impairment issues that may result from capitalization of an ARO.
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
The Company has conditional asset retirement obligations (“CARO”), primarily related to removal costs of hazardous materials in buildings, for which it believes reasonable cost estimates cannot be made at this time because the Company does not believe it has a reasonable basis to assign probabilities to a range of potential settlement dates for these retirement obligations. Accordingly, the Company is currently unable to determine amounts to accrue for CARO at such sites. If new information were to become available whereby the Company could make reasonable probability assessments for these CARO, the amount accrued for ARO could change significantly, which could materially impact the Company’s statement of operations and/or financial position. Settlements of ARO in the near-future at amounts other than the Company’s best estimates as of December 31, 2014 also could materially impact the Company’s future results of operations and financial condition.

Long-Lived Asset Impairment Testing
As a result of fresh-start reporting, long-lived assets such as property, plant and equipment (“PP&E”) have been stated at estimated replacement cost as of December 31, 2007, unless the expected future use of the assets indicated a lower value was appropriate. Long-lived assets such as definite-lived intangible assets have been stated at fair value as of December 31, 2007. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes and by accelerated methods for income tax purposes. Long-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, as required, in accordance with the subsequent measurement provisions of FASB ASC Topic 360, Property, Plant & Equipment. The Company recognized PP&E impairments of $19 million, $8 million and $43 million for the years ended December 31, 2014, 2013 and 2012, respectively. The 2012 property, plant and equipment impairment excludes $7 million related to discontinued operations. Discontinued operations are further discussed in Note 6, Discontinued Operations, to the Consolidated Financial Statements, included in Item 8 of this report.
Goodwill Impairment Testing
In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, goodwill, and any other intangible asset having an indefinite useful life, must be reviewed for impairment annually, or more frequently if events and circumstances arise that suggest the asset may be impaired. The Company conducts its review for goodwill impairments on October 1 of each year. Goodwill impairment testing is performed at the reporting unit level.  The fair value of each reporting unit is determined and compared to the carrying value.  If the carrying value exceeds the fair value, then possible goodwill impairment may exist and further evaluation is required.  Indefinite-lived intangible assets are tested for impairment by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value.

In contemplation of its annual impairment analysis, the Company noted impairment indicators existed in one reporting unit within the Motorparts segment including lower than expected profits and cash flows resulting from decreases in volumes and pricing pressure from customers.  As a result of these impairment indicators, the Company concluded that there was also a potential impairment of its long-lived assets and definite-lived intangible assets.  These impairment tests were performed before the goodwill impairment test, and an impairment loss related to long-lived assets of $7 million was recognized prior to goodwill being tested for impairment.  The Company then tested goodwill for impairment and determined the carrying value of one reporting unit, within the Motorparts segment, exceeded its fair value.  Accordingly, as part of a second step of the goodwill impairment test, the Company made a preliminary conclusion that the carrying amount of the reporting units’ goodwill exceeded the implied fair value of that goodwill and an impairment loss of $120 million was recognized for the year ended December 31, 2014. Due to the complexity of the second step of the goodwill impairment test, the Company expects to finalize its assessment of the of goodwill impairment during the first quarter of 2015.  Any resulting difference in the amount of the impairment will be adjusted at that time.
The Company has nine reporting units that have goodwill. The following table categorizes the Company’s goodwill by reporting unit as of October 1, 2014 according to the level of excess between the reporting unit’s fair value and carrying value giving effect to the 2014 impairment charges:

	Fair Value Exceeds Carrying Value	Goodwill
		(Millions of Dollars)
Reporting Units 1 - 4	> 15%	$131
Reporting Units 5 - 9	> 30%	570
		$701

In order to align with its regional focus, as of December 31, 2014, the Motorparts segment moved from a product-centered reporting structure to a regional reporting structure. The analysis above, reflects the regional reporting units of the Motorparts segment.
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

All of the Company’s trademarks and brand names are associated with its aftermarket sales and are further broken down by product line. The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is aftermarket sales by product line. The Company performed a sensitivity analysis on its trademarks and brand names and determined that a one percentage point decrease in its projected future sales growth rates within each aftermarket product line would result in a $2 million impairment.
Results of Impairment Testing Described Above
The Company recorded total impairment charges for the years ended December 31, 2014, 2013 and 2012 as follows:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Goodwill	$120	$—	$96
Property, plant and equipment	19	8	43
Other indefinite-lived intangible assets	—	—	46
Investments in non-consolidated affiliates	5	—	2
	$144	$8	$187
Impairments of goodwill and other indefinite-lived intangible assets are discussed further in Note 8, Fair Value Measurements and Note 11, Goodwill and Other Intangible Assets.

The 2012 property, plant and equipment impairment excludes $7 million related to discontinued operations. Discontinued operations are further discussed in Note 6, Discontinued Operations.

The Company’s adjustment of assets to fair value is further discussed in Note 3, Adjustment of Assets to Fair Value to the Consolidated Financial Statements, included in Item 8 of this report.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation (“FASB ASC 718”), which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. Estimating fair value for shared-based payments in accordance with FASB ASC 718 requires management to make assumptions regarding expected volatility of the underlying shares, the risk-free rate over the life of the share-based payment, and the date on which share-based payments will be settled. Any differences in actual results from management’s estimates could result in fair values different from estimated fair values, which could materially impact the Company’s future results of operations and financial condition. Additional financial information related to the Company’s share-based payments is presented in Note 21, Stock-Based Compensation to the Consolidated Financial Statements, included in Item 8 of this report.
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

The Company did not record taxes on its undistributed earnings of $902 million at December 31, 2014 since these earnings are considered by the Company to be permanently reinvested. If at some future date, these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
At December 31, 2014, the Company had deferred tax assets of $230 million, net of a valuation allowance of $1,314 million, and deferred tax liabilities of $494 million. At December 31, 2013, the Company had deferred tax assets of $236 million, net of a valuation allowance of $1,151 million, and deferred tax liabilities of $492 million.
The Company is subject to income taxes in the U.S. at the federal and state level and numerous non-U.S. jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is less than certain. Accruals for income tax contingencies are provided for in accordance with the requirements of FASB ASC 740. The Company’s U.S. federal and certain state income tax returns and certain non-U.S. income tax returns are currently under various stages of audit by applicable tax authorities. Although the outcome of ongoing tax audits is always uncertain, management believes that it has appropriate support for the positions taken on its tax returns and that its annual tax provisions include amounts sufficient to pay assessments, if any, which may be proposed by the taxing authorities. At December 31, 2014, the Company has recorded a liability for its best estimate of the more likely than not loss on certain of its tax positions, which is included in other non-current liabilities. Nonetheless, the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year.
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

Consolidated Results
Net sales:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Powertrain	$4,430	$4,173	$3,926
Motorparts	3,192	2,935	2,853
Inter-segment eliminations	(305)	(322)	(335)
Total	$7,317	$6,786	$6,444

Net sales by group and region:

	Powertrain	Motorparts	Total
2014
North America	34%	55%	43%
EMEA	48%	39%	44%
Rest of World	18%	6%	13%

2013
North America	34%	57%	43%
EMEA	49%	37%	44%
Rest of World	17%	6%	13%

2012
North America	32%	61%	45%
EMEA	50%	32%	42%
Rest of World	18%	7%	13%

Cost of products sold:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Powertrain	$(3,897)	$(3,656)	$(3,470)
Motorparts	(2,668)	(2,432)	(2,390)
Inter-segment eliminations	305	322	335
Total Reporting Segment	(6,260)	(5,766)	(5,525)
Corporate	—	—	(6)
Total Company	$(6,260)	$(5,766)	$(5,531)

Gross profit by reporting segment:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Powertrain	$533	$517	$456
Motorparts	524	503	463
Total Reporting Segment	1,057	1,020	919
Corporate	—	—	(6)
Total Company	$1,057	$1,020	$913

Consolidated Results – 2014 versus 2013
Consolidated net sales increased by $531 million, or 8%, to $7,317 million for the year ended December 31, 2014 from $6,786 million for the year ended December 31, 2013. Excluding the impact of unfavorable foreign currency of $51 million, sales increased by $582 million or 9% on a constant dollar basis. This increase is driven by sales growth in the Powertrain division of $301 million or 8% and an increase in sales in the Motorparts division of $281 million or 10%, driven by the Affinia chassis and the Honeywell brake component business acquisitions.
The sales growth of the Company's Powertrain segment of $301 million is driven by an increase in Powertrain's volumes of $330 million, partially offset by customer price reductions of $29 million. This increase comes from higher sales volumes and market share gains across all regions. In Europe, Powertrain sales increased by 6% or $108 million compared to an increase in European light vehicle production of 4% and a decrease in commercial vehicle production of 9%. In North America, Powertrain sales increased by 9% or $117 million compared to an increase in both light vehicle and commercial vehicle production of 5% and 12% respectively. In ROW, as Powertrain's presence in the emerging light vehicle market continued to grow, Powertrain sales increased by $76 million or 12%, compared to an increase in light vehicle production of 1% and a decline in commercial vehicle production of 2%. When taking into account Powertrain's regional and market mix, its sales therefore grew in excess of underlying market demand.
Net sales in the Motorparts division increased by $281 million or 10% as a result of the Affinia chassis and the Honeywell brake component acquisitions. This increase was partially offset by a decrease in sales in North America of 2% primarily due to the exit of certain unprofitable business. In Europe, Motorparts base sales decreased by 3% largely driven by Eastern European sales decline. Sales in the ROW increased by 4% driven by stronger aftermarket demand in the China and India.
Cost of products sold increased by $494 million to $6,260 million for the year ended December 31, 2014 compared to $5,766 million for the year ended December 31, 2013. Including acquisitions, the increase in materials, labor and overheads as a direct result of the increase in external and inter-segment sales volumes was $507 million. The impact from Motorparts strategic initiatives and project costs and unfavorable productivity of $38 million, as well as the increase in depreciation of $26 million were partially offset by savings in material costs of $34 million and foreign currency of $43 million.
Gross profit increased by $37 million to $1,057 million, or 14.4% of sales, for the year ended December 31, 2014 compared to $1,020 million, or 15.0% of sales, for the year ended December 31, 2013. The favorable impact on gross profit due to sales volumes/mix was $107 million, including acquisitions. Favorable materials and services sourcing savings of $34 million were offset by unfavorable customer pricing of $30 million, project costs and costs related to Motorparts strategic initiatives of $27 million, increased depreciation of $26 million, and unfavorable productivity of $11 million.

Consolidated Results - 2013 versus 2012

Consolidated net sales increased by $342 million, or 5%, to $6,786 million for the year ended December 31, 2013 from $6,444 million for the year ended December 31, 2012 with a favorable foreign currency impact of $24 million. Excluding sales directly related to the acquisition of the spark plug business from BorgWarner, Inc. ("BWA") of $43 million and sales from the European distribution agreement for ignition products of $112 million, sales organically increased by $163 million, which is net of $19 million from customer price decreases. This organic growth is comprised of Powertrain increases of $202 million partially offset by Motorparts decreases of $39 million.

Given Powertrain’s weighted market presence in the light vehicle, commercial vehicle and industrial markets and the year-over-year changes in production rates for those markets, the expected Powertrain sales change would be negligible compared to the prior year. However, Powertrain sales increased by 5%, excluding the impact on sales from the acquisition of the spark plug business from BWA - reflecting growth in excess of the underlying market. This was driven by an increase in sales in North America of 10%, an increase in sales in ROW of 12% and an increase in sales in Europe of 1%.
In the Motorparts segment, external sales volumes decreased by $39 million excluding the impact of sales from the European distribution agreement for ignition products of $112 million. This was mainly attributable to the decrease in sales in North America of 3%. This reflects the exit of selected non-strategic business contracts as well as a softening in the export business, mainly into Venezuela as a result of a tightening in exchange rate control in the country. However, this was partly offset by an increase in sales in Motorparts Europe of 4% resulting from aftermarket volume gains and improved market conditions.
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
Gross profit increased by $107 million to $1,020 million, or 15.0% of sales, for the year ended December 31, 2013 compared to $913 million, or 14.2% of sales, for the year ended December 31, 2012, driven mainly by materials and services sourcing savings of $71 million. As well, the product mix issues experienced in the first half of the year due to commercial vehicle production declining to a greater extent than light vehicle production has stabilized. Therefore, the impact on gross profit due to volume increases was an increase of $57 million. Other factors contributing to the increased profit were $10 million from the acquisition of the spark plug business from BWA, reduced pension expense of $6 million, $4 million of currency movements, and favorable productivity of $2 million. These increases were partially offset by unfavorable customer pricing of $19 million, $12 million of increased depreciation, and unabsorbed fixed costs on inter-segment sales volumes of $12 million.

Reporting Segment Results 2014 versus 2013

The following table provides a reconciliation of changes in net sales, cost of products sold, gross profit and operational EBITDA for the year ended December 31, 2014 compared with the year ended December 31, 2013 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses, the income statement impacts associated with stock appreciation rights, loss on extinguishment of debt and costs associated with acquisitions, legal separation and headquarters relocation.

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
	(Millions of Dollars)
2013 Sales	$4,173	$2,935	$(322)	$6,786	$—	$6,786
External sales volumes	330	282	—	612	—	612
Inter-segment sales volumes	(17)	—	17	—	—	—
Customer pricing	(29)	(1)	—	(30)	—	(30)
Foreign currency	(27)	(24)	—	(51)	—	(51)
2014 Sales	$4,430	$3,192	$(305)	$7,317	$—	$7,317

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2013 Cost of Products Sold	$(3,656)	$(2,432)	$322	$(5,766)	$—	$(5,766)
External sales volumes / mix	(252)	(253)	—	(505)	—	(505)
Inter-segment sales volumes	15	—	(17)	(2)	—	(2)
Productivity, net of inflation	(4)	(7)	—	(11)	—	(11)
Project costs / strategic initiatives	(17)	(10)	—	(27)	—	(27)
Materials and services sourcing	11	23	—	34	—	34
Depreciation	(16)	(10)	—	(26)	—	(26)
Foreign currency	22	21	—	43	—	43
2014 Cost of Products Sold	$(3,897)	$(2,668)	$305	$(6,260)	$—	$(6,260)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2013 Gross Profit	$517	$503	$—	$1,020	$—	$1,020
External sales volumes / mix	78	29	—	107	—	107
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(2)	—	—	(2)	—	(2)
Customer pricing	(29)	(1)	—	(30)	—	(30)
Productivity, net of inflation	(4)	(7)	—	(11)	—	(11)
Project costs / strategic initiatives	(17)	(10)	—	(27)	—	(27)
Materials and services sourcing	11	23	—	34	—	34
Depreciation	(16)	(10)	—	(26)	—	(26)
Foreign currency	(5)	(3)	—	(8)	—	(8)
2014 Gross Profit	$533	$524	$—	$1,057	$—	$1,057

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2013 Operational EBITDA	$378	$213	$—	$591	$—	$591
External sales volumes / mix	82	12	—	94	—	94
Unabsorbed fixed costs on inter-segment sales	(2)	—	—	(2)	—	(2)
Customer pricing	(29)	(1)	—	(30)	—	(30)
Productivity, net of inflation	—	(8)	—	(8)	—	(8)
Project costs / strategic initiatives	(18)	(32)	—	(50)	—	(50)
Sourcing, cost of products sold	11	23	—	34	—	34
Sourcing, SG&A	—	2	—	2	—	2
Equity earnings of non-consolidated affiliates	10	2	—	12	—	12
Foreign currency	(3)	(7)	—	(10)	—	(10)
Other	—	(9)	—	(9)	—	(9)
2014 Operational EBITDA	$429	$195	$—	$624	$—	$624
Depreciation and amortization						(334)
Adjustment of assets to fair value						(144)
Interest expense, net						(120)
Restructuring expense, net						(86)
Loss on debt extinguishment						(24)
Acquisition related costs						(16)
Legal separation costs						(10)
Headquarters relocation costs						(6)
Non-service cost components associated with U.S. based funded pension plans						6
Stock appreciation rights						4
Income tax expense						(56)
Other						1
Net income						$(161)

Powertrain
Sales increased by $257 million to $4,430 million for the year ended December 31, 2014 from $4,173 million for the year ended December 31, 2013. Excluding unfavorable foreign currency impact of $27 million, external sales volumes increased by $301 million, including the impact of customer price reductions of $29 million. This increase is driven by higher sales volumes and market share gains across all regions. In Europe, Powertrain sales increased by 6% or $108 million compared to an increase in European light vehicle production of 4% and a decrease in commercial vehicle production of 9%. In North America, Powertrain sales increased by 9% or $117 million compared to an increase in both light vehicle and commercial vehicle production of 5% and 12% respectively. In ROW, as Powertrain's presence in the emerging light vehicle market continued to grow, Powertrain sales increased by $76 million or 12%, compared to an increase in light vehicle production of 1% and a decline in commercial vehicle production of 2%. When taking into account Powertrain's regional and market mix, its sales therefore grew in excess of underlying market demand.
Cost of products sold increased by $241 million to $3,897 million for the year ended December 31, 2014 compared to $3,656 million for the year ended December 31, 2013. The increase in materials, labor and overhead as a direct result of external and inter-segment sales volumes/mix was $237 million. The increase from project costs of $17 million, increased depreciation of $16 million, and unfavorable productivity of $4 million, were partially offset by foreign currency impacts of $22 million and savings in materials and services sourcing costs of $11 million.

Gross profit increased by $16 million to $533 million, or 12% of sales, for the year ended December 31, 2014 compared to $517 million, or 12.4% of sales, for the year ended December 31, 2013. Gross profit increased by $78 million due to the increase in external sales volumes/mix, representing a conversion of 24% on the incremental sales. However, this was partly offset by unfavorable customer pricing of $29 million and increased depreciation of $16 million. In addition, gross profit was further impacted by project cost spending of $17 million related to i continued expansion and improvement of Powertrain’s manufacturing footprint in order to meet customer demand and improve the cost structure.
Operational EBITDA increased by $51 million to $429 million or 9.7% of sales for the year ended December 31, 2014 from $378 million or 9.1% of sales for the year ended December 31, 2013. The increase in Operational EBITDA was driven by market share gains and volume increases across all regions which improved Operational EBITDA by $82 million. Additionally, Operational EBITDA increased from savings from materials and services sourcing of $11 million and a $10 million increase in earnings from non-consolidated affiliates. These increases were partially offset by unfavorable customer pricing of $29 million and project costs of $18 million.
Motorparts
Sales increased by $257 million, or 9%, to $3,192 million for the year ended December 31, 2014, from $2,935 million for the year ended December 31, 2013. Excluding unfavorable foreign currency impact of $24 million, sales increased by $281 million or 10% driven by the Affinia chassis and the Honeywell brake component business acquisitions. This increase was partially offset by a decrease in sales in North America of 2% primarily due to the exit of certain unprofitable business. In Europe, Motorparts base sales decreased by 3% largely driven by Eastern European sales decline. Sales in the ROW increased by 4% driven by stronger aftermarket demand in the China and India.
Cost of products sold increased by $236 million to $2,668 million for the year ended December 31, 2014 compared to $2,432 million for the year ended December 31, 2013. Including acquisitions, the increase in materials, labor and overheads volumes was $253 million. Cost of products sold further increased due to increased depreciation of $10 million, project costs of $10 million and $7 million of unfavorable productivity. These increases were partially offset by materials and services sourcing savings of $23 million and currency movements of $21 million.
Gross profit increased by $21 million to $524 million, or 16.4% of sales, for the year ended December 31, 2014 compared to $503 million or 17.1% of sales, for the year ended December 31, 2013. The increase in gross profit of $23 million includes the additional volume from the Affinia chassis and the Honeywell brake component business acquisition. Gross profit further increased by $23 million from materials and services sourcing savings, but was offset by increased depreciation of $10 million, project costs of $10 million and $7 million of unfavorable productivity. Gross margin percentage was negatively impacted by the inclusion of the Honeywell brake component business which is operating with a lower gross margin percentage than the Company’s existing business (Honeywell was in the process of completing its restructuring and ramping up production at its two new low-cost facilities in Romania and China when acquired). Excluding the impact from the Honeywell brake component business acquisition, gross margin increased to 17.4% for the year ended December 31, 2014.
Operational EBITDA decreased by $18 million to $195 million for the year ended December 31, 2014 from $213 million for the year ended December 31, 2013. EBITDA for the year ended December 31, 2014 includes costs related to strategic initiatives of $21 million and integration costs related to the Affinia chassis and the Honeywell brake component business acquisition of $14 million. In addition, Operational EBITDA was negatively impacted by unfavorable foreign currency, other reductions primarily related to weaker performance in the wiper business, offset by savings in materials and sourced products for a net impact of $9 million.
Selling, General and Administrative Expense
Selling, general and administrative expenses (“SG&A”) were $776 million, or 10.6% of net sales, for the year ended December 31, 2014 as compared to $719 million, or 10.6% of net sales, for the year ended December 31, 2013. This $57 million increase was primarily driven by SG&A costs related to the Affinia chassis and the Honeywell brake component business acquisition of $36 million. Additionally, the Company incurred during the year $39 million of acquisition and integration related costs primarily related to the Affinia chassis and Honeywell brake acquisitions, as well as costs related to strategic initiatives in Motorparts
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $192 million and $173 million for the years ended December 31, 2014 and December 31, 2013, respectively

OPEB Curtailment Gain
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

Interest Expense, Net
Net interest expense was $120 million in the year ended December 31, 2014 compared to $99 million for the year ended December 31, 2013. The increase is primarily due to the increased interest rates after the refinancing of the Company's term loans in April 2014.
Other Expense, Net
Other expense, net was $11 million for the year ended December 31, 2014 compared to $3 million for the year ended December 31, 2013.
Foreign currency exchange: The Company recognized $7 million in foreign currency exchange losses during the year ended December 31, 2014, compared to $10 million in foreign currency exchange losses during the year ended December 31, 2013.

Reporting Segment Results 2013 versus 2012

The following table provides a reconciliation of changes in net sales, cost of products sold, gross profit and operational EBITDA for the year ended December 31, 2013 compared with the year ended December 31, 2012 for each of the Company’s reporting segments. Operational EBITDA is defined as earnings from continuing operations before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses, the income statement impacts associated with stock appreciation rights, loss on extinguishment of debt and costs associated with acquisitions, legal separation and headquarters relocation.

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
	(Millions of Dollars)
2012 Sales	$3,926	$2,853	$(335)	$6,444	$—	$6,444
External sales volumes	209	85	—	294	—	294
Inter-segment sales volumes	(19)	6	13	—	—	—
Customer pricing	(7)	(12)	—	(19)	—	(19)
Acquisitions	43	—	—	43	—	43
Foreign currency	21	3	—	24	—	24
2013 Sales	$4,173	$2,935	$(322)	$6,786	$—	$6,786

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2012 Cost of Products Sold	$(3,470)	$(2,390)	$335	$(5,525)	$(6)	$(5,531)
External sales volumes / mix	(165)	(72)	—	(237)	—	(237)
Inter-segment sales volumes	7	(6)	(13)	(12)	—	(12)
Productivity, net of inflation	(1)	3	—	2	—	2
Materials and services sourcing	41	30	—	71	—	71
Pension	—	—	—	—	6	6
Depreciation	(11)	(1)	—	(12)	—	(12)
Acquisitions	(33)	—	—	(33)	—	(33)
Foreign currency	(24)	4	—	(20)	—	(20)
2013 Cost of Products Sold	$(3,656)	$(2,432)	$322	$(5,766)	$—	$(5,766)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2012 Gross Profit	$456	$463	$—	$919	$(6)	$913
External sales volumes / mix	44	13	—	57	—	57
Inter-segment sales volumes	—	—	—	—	—	—
Unabsorbed fixed costs on inter-segment sales	(12)	—	—	(12)	—	(12)
Customer pricing	(7)	(12)	—	(19)	—	(19)
Productivity, net of inflation	(1)	3	—	2	—	2
Materials and services sourcing	41	30	—	71	—	71
Pension	—	—	—	—	6	6
Depreciation	(11)	(1)	—	(12)	—	(12)
Acquisitions	10	—	—	10	—	10
Foreign currency	(3)	7	—	4	—	4
2013 Gross Profit	$517	$503	$—	$1,020	$—	$1,020

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment	Corporate	Total
2012 Operational EBITDA	$289	$200	$—	$489	$—	$489
External sales volumes / mix	46	(5)	—	41	—	41
Unabsorbed fixed costs on inter-segment sales	(12)	—	—	(12)	—	(12)
Customer pricing	(7)	(12)	—	(19)	—	(19)
Productivity – Cost of products sold	(1)	3	—	2	—	2
Productivity – SG&A	4	(36)	—	(32)	—	(32)
Productivity – Other	11	3	—	14	—	14
Sourcing – Cost of products sold	41	30	—	71	—	71
Sourcing – SG&A	2	3	—	5	—	5
Sourcing – Other	(2)	—	—	(2)	—	(2)
Equity earnings of non-consolidated affiliates	3	(4)	—	(1)	—	(1)
Foreign currency	2	5	—	7	—	7
Other	2	26	—	28	—	28
2013 Operational EBITDA	$378	$213	$—	$591	$—	$591
Depreciation and amortization						(294)
Interest expense, net						(99)
Discontinued operations						(52)
Restructuring expense, net						(40)
Adjustment of assets to fair value						(8)
OPEB curtailment gain						19
Non-service cost components associated with the U.S. based funded pension plan						(2)
Acquisition related costs						(5)
Stock appreciation rights						(5)
Income tax benefit						(56)
Net loss						$49

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
Cost of products sold increased by $186 million to $3,656 million for the year ended December 31, 2013 compared to $3,470 million for the year ended December 31, 2012. The increase in materials, labor and overheads as a direct result of the increase in external and inter-segment sales volumes/mix was $158 million along with an increase of $33 million directly related to the acquisition of the spark plug business from BWA and materials and sourcing savings of $41 million. These increases were partially offset by currency movements of $24 million, increased depreciation of $11 million and unfavorable productivity of $1 million.

Gross profit increased by $61 million to $517 million, or 12.4% of sales, for the year ended December 31, 2013 compared to $456 million, or 11.6% of sales, for the year ended December 31, 2012. This increase consists of a net favorable sales volumes and regional mix impact of $44 million, materials and services sourcing savings of $41 million and a $10 million increase in gross profit directly related to the acquisition of the spark plug business from BWA partially offset by unabsorbed fixed costs on inter-segment sales volumes of $12 million, increased depreciation of $11 million, $7 million of unfavorable customer pricing, currency movements of $3 million, and unfavorable productivity of $1 million.
Operational EBITDA increased by $89 million to $378 million for the year ended December 31, 2013 from $289 million for the year ended December 31, 2012. This increase was caused by net favorable external sales volume and mix of $46 million, materials and services sourcing savings of $41 million, favorable productivity of $14 million, an increase in equity earnings of non-consolidated affiliates of $3 million, currency movements of $2 million and other increases of $2 million, partially offset by unabsorbed fixed costs on inter-segment sales volumes of $12 million and unfavorable customer pricing of $7 million.
Motorparts
Sales increased by $82 million to $2,935 million for the year ended December 31, 2013, from $2,853 million for the year ended December 31, 2012, including $112 million from the European distribution agreement for ignition products. The organic external sales volumes change was therefore a decrease of $39 million, including the impact of customer price decreases of $12 million. This was driven by a decline in North America of $51 million or 3%. This reflects the cessation of selected non-strategic business contracts as well as a softening in the export business, mainly into Venezuela as a result of a tightening in exchange rate control in the country. Sales in ROW decreased by $21 million or 11%. However, this was offset by an increase in sales in Europe of $33 million or 4%, excluding the impact on sales from the European distribution agreement for ignition products, due to strong aftermarket volume gains as market conditions in this region continued to improve.
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
Gross profit increased by $40 million to $503 million, or 17.1% of sales, for the year ended December 31, 2013 compared to $463 million or 16.2% of sales, for the year ended December 31, 2012. This is the result of materials and services sourcing savings of $30 million, favorable external sales volume/mix of $13 million, currency movements of $7 million and favorable productivity of $3 million, partially offset by unfavorable customer pricing of $12 million and increased depreciation of $1 million.
Operational EBITDA increased by $13 million to $213 million for the year ended December 31, 2013 from $200 million for the year ended December 31, 2012. Favorable materials and services sourcing of $33 million and other increases of $26 million, inclusive of a year-over-year improvement as 2012 operational EBITDA was negatively impacted by a $9 million legal and contractual settlement, were partially offset by unfavorable productivity of $30 million including labor inflation, increased year-over-year incentive compensation and project costs, customer price decreases of $12 million and a decrease in equity earnings of non-consolidated affiliates of $4 million.

Selling, General and Administrative Expense
Selling, general and administrative expenses (“SG&A”) were $719 million, or 10.6% of net sales, for the year ended December 31, 2013 as compared to $702 million, or 10.9% of net sales, for the year ended December 31, 2012. This $17 million increase was due to costs related to acquisitions of $14 million, increased costs in excess of labor and benefits inflation of $9 million, and $3 million due to currency movements, partially offset by materials and services sourcing savings of $4 million and decreased depreciation of $2 million.
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $173 million for both the years ended December 31, 2013 and December 31, 2012.

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

Foreign currency exchange: The Company recognized $10 million in foreign currency exchange losses during the year ended December 31, 2013. The Company recognized $18 million in foreign currency exchange losses during the year ended December 31, 2012, $10 million of which relates to unrealized losses associated with outstanding foreign currency hedge contracts that settle during 2013.
Adjustment of Assets to Fair Value
The Company recorded total impairment charges for the years ended December 31, 2014, 2013 and 2012 as follows:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Goodwill	$120	$—	$96
Property, plant and equipment	19	8	43
Investments in non-consolidated affiliates	5	—	2
Other indefinite-lived intangible assets	—	—	46
	$144	$8	$187

Impairments of goodwill and other indefinite-lived intangible assets are discussed further in Note 8, Fair Value Measurements and Note 11, Goodwill and Other Intangible Assets to the Consolidated Financial Statements, included in Item 8 of this report.
The Company recorded impairment charges to adjust property, plant and equipment to their fair values in accordance with the subsequent measurement provisions of FASB ASC Topic 360, Property, Plant & Equipment. Adjustments of property, plant and equipment to fair value are discussed further in Note 8, Fair Value Measurements to the Consolidated Financial Statements, included in Item 8 of this report.

The impairment of the Company's investment in non-consolidated affiliates is discussed further in Note 12, Investment in Non-consolidated Affiliates to the Consolidated Financial Statements, included in Item 8 of this report.

The 2012 PP&E impairment excludes $7 million related to discontinued operations. Discontinued operations are further discussed in Note 6, Discontinued Operations to the Consolidated Financial Statements, included in Item 8 of this report.

Restructuring Activities
The following table is a summary of the Company’s consolidated restructuring liabilities and related activity for 2014, 2013 and 2012 by reporting segment.

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2012	$6	$1	$7	$1	$8
Provisions	6	16	22	4	26
Reversals	(1)	—	(1)	—	(1)
Payments	(7)	(6)	(13)	(2)	(15)
Reclassifications to pension liability	—	(6)	(6)	—	(6)
Balance at December 31, 2012	4	5	9	3	12
Provisions	20	20	40	4	44
Reversals	(3)	—	(3)	(1)	(4)
Payments	(13)	(11)	(24)	(4)	(28)
Balance at December 31, 2013	8	14	22	2	24
Provisions	59	27	86	1	87
Reversals	—	(1)	(1)	—	(1)
Payments	(27)	(24)	(51)	(2)	(53)
Foreign Currency	(4)	—	(4)	—	(4)
Balance at December 31, 2014	$36	$16	$52	$1	$53

Income Taxes

For the year ended December 31, 2014, the Company recorded an income tax expense of $56 million on a loss from continuing operations before income taxes of $105 million, compared to income tax expense of $56 million on a income from continuing operations before income taxes of $157 million for the year ended December 31, 2013, and compared to an income tax benefit of $29 million on a loss from continuing operations before income taxes of $120 million for the year ended December 31, 2012.
The income tax expense for the year ended December 31, 2014 differs from the U.S. statutory rate due primarily to goodwill impairment, pre-tax income taxed at rates lower than the U.S. Statutory rate, recording a valuation allowance on deferred tax assets that are believed to be not more likely than not to be realized, income in jurisdictions with no tax expense due to offsetting valuation allowance release, partially offset by pre-tax losses with no tax benefits and a tax benefit recorded related to special economic zone tax incentive.
The income tax benefit for the year ended December 31, 2013 differs from statutory rates due primarily to a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, release of uncertain tax positions due to audit settlements, valuation allowance release, and a tax benefit recorded related to a special economic zone tax incentive.
The income tax expense for the year ended December 31, 2012 differs from the U.S. statutory rate primarily due to a goodwill impairment with no tax benefit and pre-tax losses with no tax benefit, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance releases, tax refund from prior years, release of uncertain tax positions due to audit settlement and a tax benefit recorded related to a special economic zone tax incentive.
The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $3 million in the next 12 months due to audit settlements or statute expirations, of which approximately $2 million, if recognized, could impact the effective tax rate.
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

The Company’s income taxes are further discussed in Note 16, Income Taxes, to the Consolidated Financial Statements, included in Item 8 of this report.

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
The Company’s discontinued operations are further discussed in Note 6, Discontinued Operations, to the Consolidated Financial Statements, included in Item 8 of this report.

Liquidity and Capital Resources
Operating Activities
As summarized in the table below, net cash provided from (used by) operating activities was $278 million, $418 million and $(53) million for the years ended December 31, 2014, 2013 and 2012, respectively.

	Years Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Operational cash flow before changes in operating assets and liabilities	$296	$318	$203

Changes in operating assets and liabilities:
Accounts receivable	(47)	1	(197)
Inventories	(84)	(21)	(93)
Accounts payable	72	79	(2)
Other assets and liabilities	41	41	36
Total change in operating assets and liabilities	(18)	100	(256)

Net Cash Provided From (Used by) Operating Activities	$278	$418	$(53)
Operating cash flow before changes in operating assets and liabilities
Cash flow from operations before changes in operating assets and liabilities was $296 million, $318 million and $203 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Cash flow from operations before changes in operating assets and liabilities was $22 million lower for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease mainly relates to higher interest expense, net of $21 million, the increase in restructuring payments of $25 million as well as the timing of cash dividends received from affiliates, partially offset by the change in deferred taxes.
Cash flow from operations before changes in operating assets and liabilities was $115 million higher for the year ended December 31, 2013 compared to the year ended December 31, 2012. This was driven by the improvement in earnings in 2013 compared to 2012.
Cash inflow (outflow) from changes in operating assets and liabilities
The cash inflows (outflows) from changes in operating assets and liabilities were $(18) million, $100 million and $(256) million for the years ended December 31, 2014, 2013 and 2012, respectively.
The cash outflow due to changes in accounts receivable for the year ended December 31, 2014 was $47 million driven by the sales increase in the Powertrain division.
The cash inflow due to changes in accounts receivable for the year ended December 31, 2013 was $1 million as term extensions with certain customers in the North American aftermarket reached plateau near the end of 2012.
The cash outflow due to changes in accounts receivable for the year ended December 31, 2012 of $197 million was primarily the result of terms extensions with certain customers in the North American aftermarket.
The cash outflow due to changes in inventory of $84 million for the year ended December 31, 2014 was driven by an outflow of $43 million related to increased volumes within Powertrain and a $41 million investment in inventory made as part of the strategic initiatives within Motorparts to improve customer service and delivery times.
The cash outflows due to changes in inventory of $21 million and $93 million for the years ended December 31, 2013 and 2012, respectively, are largely in support of increased customer service and delivery.

Investing Activities
Cash flow used by investing activities was $735 million for the years ended December 31, 2014 which included $321 million of payments to acquire businesses, net of cash acquired, which included: $15 million to acquire the DZV bearings business; $140 million to acquire the Affinia chassis business, exclusive of $9 million of contingent consideration classified within financing activities; $156 million to acquire the Honeywell brake component business and other investments of $10 million. The Company assumed $10 million of pre-existing debt associated with the DZV bearings business acquisition. Capital expenditures of $418 million were required to support future sales growth and productivity improvements.
Cash flow used by investing activities was $355 million for the year ended December 31, 2013. During the year ended December 31, 2013, the Company divested its sintered components operations located in France, its connecting rod manufacturing facility located in Canada, its camshaft foundry located in the United Kingdom and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States. The Company recognized net proceeds of $26 million associated with these divestitures. Capital expenditures of $380 million were required to support future sales growth and productivity improvements.
Cash flow used by investing activities was $427 million for the year ended December 31, 2012. During the year ended December 31, 2012 the Company entered into a definitive agreement to purchase the spark plug business from BorgWarner, Inc. The purchase was completed in September 2012 for $52 million, net of cash acquired. Also during the year ended December 31, 2012, the Company received $30 million in insurance proceeds directly associated with the Thailand manufacturing facility flood. Of the total proceeds, $13 million was classified as investing. Capital expenditures of $387 million were required to support future sales growth and productivity improvements.
Excluding acquisitions and divestitures, the expenditures for property, plant and equipment were $418 million, $380 million and $387 million for the year ended December 31, 2014, 2013 and 2012, respectively. The increase in 2014 versus 2013 was all in the Motorparts division for the investment in its' strategic growth initiatives.
Financing Activities and Liquidity
Cash flow provided from (used by) financing activities was $35 million, $242 million and $(22) million for the years ended December 31, 2014, 2013, and 2012, respectively.
The cash flow from financing activities in 2014 was primarily from the financing of the term loan facilities.
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
In accordance with FASB ASC Topic 405, Extinguishments of Liabilities, the Company recognized a $24 million non-cash loss on the extinguishment of debt attributable to the write-off of the unamortized fair value adjustment and unamortized debt issuance costs which is recorded in the line item “Loss on Debt Extinguishment” in the Company’s Condensed Consolidated Statements of Operations.

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
The Company’s ability to obtain cash adequate to fund its needs depends generally on the results of its operations, restructuring initiatives, and the availability of financing. Management believes that cash on hand, cash flow from operations, available borrowings under its New Facilities and its Replacement Revolving Facility and ability to secure additional borrowings will be sufficient to fund capital expenditures and meet its operating obligations through the end of 2015. In the longer term, the Company believes that its base operating potential, supplemented by the benefits from its announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.
Off Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments
The Company has the following contractual obligations and commercial commitments outstanding at December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
	(Millions of Dollars)
Debt obligations	$127	$28	$29	$696	$19	$1,801	$2,700
Interest payments	129	121	121	121	93	93	678
Letters of credit	34	—	—	—	—	—	34
Pension and other postemployment benefit plans	135	85	83	70	64	318	755
Operating leases	41	40	31	20	17	44	193
Total	$466	$274	$264	$907	$193	$2,256	$4,360
In addition, the Company estimates its 2015 capital expenditures to be in the range of $450-$500 million.

Other Liquidity and Capital Resource Items
As of December 31, 2014, the Company had $332 million of cash and cash equivalents, of which $138 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, the Company asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, the Company will accrue any applicable taxes in the period when the Company no longer intends to indefinitely reinvest these funds. The Company would expect that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, Korea, Turkey, India and the United States. With the exception of the deconsolidated business discussed below, the Company generally equates control to ownership percentage whereby investments that are more than 50% owned are consolidated.
As part of the regulatory approval related to the acquisition of certain business assets of the Honeywell brake component business, the Company committed to divest, or procure the divestiture of the commercial vehicle brake pads business relating to the original equipment/original equipment services (“OEM/OES”) market in the European Economic Area (“EEA”), based at the manufacturing plant in Marienheide, Germany and light vehicle brake pads business relating to the OEM/OES market in the EEA, based at the manufacturing plant in Noyon, France (collectively, the “Divestment Business”).  Furthermore, to the extent possible, the Company committed to keep the Divestment Business separate from the business(es) it is retaining, and unless explicitly permitted committed to ensure: (i) management and staff have no involvement in the Divestment Business; (ii) certain key personnel of the Divestment Business have no involvement in any business retained by the Company and do not report to any individual outside the Divestment Business. As such, the Company deconsolidated its subsidiaries or group of assets which are subject to regulatory commitments and recorded an investment in unconsolidated subsidiary, which will be accounted for as an equity method investment until disposition.
The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s affiliations are businesses established and maintained in connection with its operating strategy and are not special purpose entities.
The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	December 31
	2014	2013
	(Millions of Dollars)
Investments in non-consolidated affiliates	$269	$253

Direct ownership percentages	2% to 100%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Equity earnings of non-consolidated affiliates	$48	$34	$34
Cash dividends received from non-consolidated affiliates	25	33	31
The Company holds a 50% non-controlling interest in a joint venture located in Turkey (“Turkey JV”). The Turkey JV was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. The Company purchases/sells inventory from/to the Turkey JV. Purchases from the Turkey JV for the years ended December 31, 2014, 2013 and 2012 were $180 million, $152 million and $150 million, respectively. Sales to the Turkey JV for the years ended December 31, 2014, 2013 and 2012 were $45 million, $44 million and $45 million, respectively. The Company had net accounts payable balances with the Turkey JV of $5 million and $6 million as of December 31, 2014 and 2013, respectively.

Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	December 31
	2014	2013
	(Millions of Dollars)
Gross accounts receivable factored	$306	$271
Gross accounts receivable factored, qualifying as sales	293	258
Undrawn cash on factored accounts receivable	2	—

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of accounts receivable are as follows:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$1,679	$1,482	$1,475
Losses on sales of account receivables	(6)	(7)	(7)
Accounts receivables factored but not qualifying as a sale, as defined in FASB ASC Topic 860, Transfers and Servicing, were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including the current portion of long-term debt.”
The losses on sales of accounts receivable are recorded in the consolidated statements of operations within “Other expense, net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.
Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $17 million and $21 million as of December 31, 2014 and 2013, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

Subsequent Events
On February 6, 2015, the Company completed the purchase of certain business assets of the TRW engine components business. The business was acquired through a combination of asset and stock purchases for a base purchase price of approximately $313 million, funded primarily from the available Replacement Revolver Facility and subject to certain customary closing and post-closing adjustments. The purchase of TRW’s engine valve business adds a completely new product line to the Company's portfolio, strengthens the Company's position as a leading developer and supplier of core components for engines, and enhances the Company's ability to support its customers to improve fuel economy and reduce emissions.
The assets acquired and liabilities assumed will be recorded at fair value as of the acquisition date in accordance with FASB ASC Topic No. 805, Business Combinations. The preliminary allocation of the purchase price will occur in the first quarter of 2015. There were no revenues or earnings related to TRW included in the Company's condensed consolidated statement of income.
On February 24, 2015, the Company announced that it intends to launch a registered rights offering on or about March 6, 2015. In the rights offering, each holder of the Company’s common stock as of the close of business on the record date of March 6, 2015 will be issued, at no charge, one transferable subscription right for each whole share of common stock owned by that stockholder on the record date (the “basic subscription privilege”). The rights offering will also include an over-subscription privilege, which will entitle stockholders who exercise all of their subscription rights in the basic subscription privilege the right to purchase additional shares of common stock in the rights offering, subject to availability and pro rata allocation of shares among rights holders exercising such over-subscription privilege.

The Company will offer a number of shares of its common stock in the rights offering, inclusive of the over-subscription privilege, representing approximately $250 million of gross proceeds. The Company plans to use the proceeds from the rights offering to strengthen its balance sheet.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Refer to Note 7, Financial Instruments, to the Consolidated Financial Statements, included in Item 8 of this report, for information with respect to interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the year ended December 31, 2014, the Company derived 36% of its sales in the United States and 64% internationally. Of these international sales, 57% are denominated in the euro, with no other single currency representing more than 10%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the year ended December 31, 2014 would have increased the net loss from continuing operations attributable to Federal-Mogul by approximately $9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal controls over financial reporting was conducted based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (the “COSO 2013 Framework”) of the Treadway Commission. Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2014, management has concluded that the Company’s internal control over financial reporting was effective.
The Company may omit an assessment of an acquired business's internal control over financial reporting from its assessment of internal control. Accordingly, the Company's management excluded the Honeywell brake component business acquisition from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014; however, the exclusion may not extend beyond one year from the date of acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. The total assets of $375 million and total net sales of $250 million associated with the Honeywell brake component business acquisition are included in consolidated financial statements or the Company for the year ended December 31, 2014.
Grant Thornton LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Federal-Mogul Holdings Corporation
We have audited the internal control over financial reporting of Federal-Mogul Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the Honeywell brake component business acquisition, whose financial statements reflect total assets and revenues constituting 5 and 3 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. As indicated in Management’s Report, the Honeywell brake component business was acquired during 2014. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the Honeywell brake component business.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Federal-Mogul Holdings Corporation
We have audited the accompanying consolidated balance sheets of Federal-Mogul Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal-Mogul Holdings Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, which did not include an audit of internal control over financial reporting of the Honeywell brake component business acquired in 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Southfield, Michigan
February 26, 2015

FEDERAL-MOGUL HOLDINGS CORPORATION

Consolidated Statements of Operations

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars, Except Per Share Amounts)
Net sales	$7,317	$6,786	$6,444
Cost of products sold	(6,260)	(5,766)	(5,531)

Gross profit	1,057	1,020	913

Selling, general and administrative expenses	(776)	(719)	(702)
OPEB curtailment gain	—	19	51
Adjustment of assets to fair value	(144)	(8)	(187)
Interest expense, net	(120)	(99)	(128)
Restructuring expense, net	(86)	(40)	(26)
Amortization expense	(49)	(47)	(49)
Equity earnings of non-consolidated affiliates	48	34	34
Loss on debt extinguishment	(24)	—	—
Other expense, net	(11)	(3)	(26)

(Loss) income from continuing operations before income taxes	(105)	157	(120)
Income tax (expense) benefit	(56)	(56)	29

(Loss) income from continuing operations	(161)	101	(91)
Loss from discontinued operations, net of tax	—	(52)	(19)
Net (loss) income	(161)	49	(110)

Less net income attributable to noncontrolling interests	(7)	(8)	(7)
Net (loss) income attributable to Federal-Mogul	$(168)	$41	$(117)

Amounts attributable to Federal-Mogul:
Net (loss) income from continuing operations	$(168)	$93	$(98)
Loss from discontinued operations, net of tax	—	(52)	(19)
Net (loss) income	$(168)	$41	$(117)

Net (loss) income per common share attributable to Federal-Mogul
Basic and diluted:
Net (loss) income from continuing operations	$(1.12)	$0.75	$(0.99)
Loss from discontinued operations, net of tax	—	(0.42)	(0.19)
Net (loss) income	$(1.12)	$0.33	$(1.18)
See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Net (loss) income	$(161)	$49	$(110)

Other comprehensive (loss) income:

Foreign currency translation adjustments and other	(248)	(11)	56

Postemployment benefits:
Net unrealized postemployment benefits (costs) credits arising during year	(314)	246	(211)
Reclassification of net postemployment benefits (credits) costs included in net (loss) income during year	7	(14)	(29)
Reclassification of net postemployment benefit losses of deconsolidated affiliates	3	—	—
Income taxes	22	(9)	27
Postemployment benefits, net of tax	(282)	223	(213)

Hedge instruments:
Net unrealized hedging (losses) gains arising during year	—	(7)	1
Reclassification of net hedging losses included in net (loss) income during year	—	14	47
Income taxes	(1)	1	(2)
Hedge instruments, net of tax	(1)	8	46

Other comprehensive (loss) income, net of tax	(531)	220	(111)

Comprehensive (loss) income	(692)	269	(221)

Less comprehensive (income) loss attributable to noncontrolling interests	8	(4)	(7)

Comprehensive (loss) income attributable to Federal-Mogul	$(684)	$265	$(228)

See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Consolidated Balance Sheets

	December 31
	2014	2013
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$332	$761
Accounts receivable, net	1,419	1,324
Inventories, net	1,215	1,068
Prepaid expenses and other current assets	225	224
Total current assets	3,191	3,377

Property, plant and equipment, net	2,160	2,038
Goodwill and other indefinite-lived intangible assets	928	1,017
Definite-lived intangible assets, net	354	356
Investments in non-consolidated affiliates	269	253
Other noncurrent assets	165	141
	$7,067	$7,182
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$127	$1,694
Accounts payable	926	799
Accrued liabilities	546	454
Current portion of pensions and other postemployment benefits liability	46	44
Other current liabilities	186	147
Total current liabilities	1,831	3,138
Long-term debt	2,563	905
Pensions and other postemployment benefits liability	1,282	1,028
Long-term portion of deferred income taxes	389	383
Other accrued liabilities	93	127
Shareholders’ equity:
Preferred stock ($0.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($0.01 par value; 450,100,000 authorized shares; 151,624,744 issued shares and 150,029,244 outstanding shares as of both December 31, 2014 and 2013)	2	2
Additional paid-in capital, including warrants	2,649	2,649
Accumulated deficit	(686)	(518)
Accumulated other comprehensive loss	(1,142)	(626)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	806	1,490
Noncontrolling interests	103	111
Total shareholders’ equity	909	1,601
	$7,067	$7,182
See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net (loss) income	$(161)	$49	$(110)
Adjustments to reconcile net (loss) income to net cash provided from (used by) operating activities:
Depreciation and amortization	334	296	289
Adjustment of assets to fair value	144	8	194
Restructuring expense, net	86	40	26
Payments against restructuring liabilities	(53)	(28)	(15)
Change in postemployment benefits, excluding curtailment gains	(75)	(72)	(66)
Equity earnings of non-consolidated affiliates	(48)	(34)	(34)
Cash dividends received from non-consolidated affiliates	25	33	31
Loss on debt extinguishment	24	—	—
OPEB curtailment gain	—	(19)	(51)
Deferred tax expense (benefit)	20	(2)	(78)
Net loss from business dispositions	—	47	—
Insurance proceeds related to Thailand flood	—	—	17
Changes in operating assets and liabilities:
Accounts receivable	(47)	1	(197)
Inventories	(84)	(21)	(93)
Accounts payable	72	79	(2)
Other assets and liabilities	41	41	36
Net Cash Provided From (Used by) Operating Activities	278	418	(53)
Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(418)	(380)	(387)
Payments to acquire businesses, net of cash acquired	(321)	—	(52)
Net proceeds associated with business dispositions	—	26	—
Net proceeds from sales of property, plant and equipment	4	3	5
Insurance proceeds related to Thailand flood	—	—	13
Capital investment in non-consolidated affiliate	—	(4)	(6)
Net Cash Used By Investing Activities	(735)	(355)	(427)
Cash Provided From (Used By) Financing Activities
Proceeds from term loans, net of original issue discount	2,589	—	—
Principal payments on term loans	(2,544)	(275)	(30)
Debt issuance costs	(12)	(4)	—
Contingent consideration to acquire business	(9)	—	—
Proceeds from equity rights offering, net of related fees	—	500	—
Increase in other long-term debt	12	2	—
Increase in short-term debt	—	23	6
Net (remittances) proceeds on servicing of factoring arrangements	(1)	(4)	2
Net Cash Provided From (Used By) Financing Activities	35	242	(22)

Effect of foreign currency exchange rate fluctuations on cash	(7)	(11)	16

(Decrease) Increase in cash and equivalents	(429)	294	(486)
Cash and equivalents at beginning of year	761	467	953
Cash and equivalents at end of year	$332	$761	$467
See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Consolidated Statements of Shareholders’ Equity

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total	Noncontrolling Interests
	(Millions of Dollars)
Balance at January 1, 2012	$1	$2,150	$(442)	$(739)	$(17)	$953	$100
Net (loss) income	—	—	(110)	—	—	(110)	7
Less net income attributable to noncontrolling interests	—	—	(7)	—	—	(7)	—
Other comprehensive loss, net of tax	—	—		(111)		(111)	—
Balance at December 31, 2012	1	2,150	(559)	(850)	(17)	725	107
Net income	—	—	49	—	—	49	8
Less net income attributable to noncontrolling interests	—	—	(8)	—	—	(8)	—
Other comprehensive loss, net of tax	—	—	—	224	—	224	(4)
Equity rights offering	1	499	—	—	—	500	—
Balance at December 31, 2013	2	2,649	(518)	(626)	(17)	1,490	111
Net (loss) income	—	—	(161)	—	—	(161)	7
Less net income attributable to noncontrolling interests	—	—	(7)	—	—	(7)	—
Other comprehensive loss, net of tax	—	—	—	(516)	—	(516)	(15)
Balance at December 31, 2014	$2	$2,649	$(686)	$(1,142)	$(17)	$806	$103
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
Financial Statement Presentation: The audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
Principles of Consolidation: The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. See Note 12, Investment in Non-consolidated Affiliates for discussion regarding the Company's subsidiaries that are subject to regulatory control.
The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s affiliates are businesses established and maintained in connection with the Company’s operating strategy. All intercompany transactions and balances have been eliminated.
In 2012, the Company began exiting substantially all its activities in Venezuela with only residual cash and de minimis administrative costs remaining in 2014. In the fourth quarter of 2014, the Company concluded that the inability to freely exchange currency between the Venezuelan bolivar currency and the U.S. dollar coupled with the significant government regulations and restrictions currently in place, which are expected to continue or worsen, severely limits its ability to manage and control its Venezuelan operations. As a result, the Company's Venezuelan subsidiary was deconsolidated as of December 31, 2014. The impact of the deconsolidation was a $2 million dollar charge included in the results of operations for the year ended December 31, 2014.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.
Controlling Ownership: As of December 31, 2014 Mr. Carl C. Icahn indirectly controls approximately 80.73% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
The Company’s payments to Insight Portfolio Group were less than $0.5 million for both of the years ended December 31, 2014 and 2013. The Company anticipates its 2015 payments to Insight Portfolio Group to be similar to the amounts paid in 2014.
Cash and Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.
Divestitures: In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During the year ended December 31, 2013, the Company divested its sintered components operations located in France, its connecting rod manufacturing facility located in Canada, its camshaft foundry located in the United Kingdom and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States. These divestitures have been presented as discontinued operations in the consolidated statements of operations. See Note 6, Discontinued Operations, for further details.
Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable is stated at net realizable value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers and the Company’s historical experience of write-offs. The Company’s general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an original equipment manufacturer or servicer (“OE”) or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general and administration (“SG&A”) expenses are bad debt expenses of $5 million, $3 million and $2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was $11 million at both December 31, 2014 and 2013.
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	December 31
	2014	2013
	(Millions of Dollars)
Gross accounts receivable factored	$306	$271
Gross accounts receivable factored, qualifying as sales	293	258
Undrawn cash on factored accounts receivable	2	—
Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of accounts receivable are as follows:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$1,679	$1,482	$1,475
Losses on sales of account receivables	(6)	(7)	(7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Accounts receivables factored but not qualifying as a sale, as defined in FASB Topic 860, Transfers and Servicing, were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including the current portion of long-term debt.”
The losses on sales of accounts receivable are recorded in the consolidated statements of operations within “Other expense, net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.
Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $17 million and $21 million as of December 31, 2014 and 2013, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.
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
Goodwill: As of December 31, 2007, in accordance with fresh-start reporting, goodwill was determined as the excess of reorganization value over amounts attributable to specific tangible and intangible assets, including developed technology and customer relationships. Goodwill is reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair values of the Company’s reporting units to their related carrying values. If a reporting unit’s carrying value exceeds its fair value, the Company must then calculate the reporting unit’s implied fair value of goodwill and impairment charges are recorded for any excess of the goodwill carrying value over the implied fair value of goodwill. The reporting units’ fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Research and Development: The Company expenses research and development (“R&D”) costs as incurred. R&D expense, including product engineering and validation costs, was $192 million, $173 million and $173 million for the years ended December 31, 2014, 2013 and 2012, respectively. R&D expense is recorded in the consolidated statements of operations within “Selling, general and administrative expenses.”
Advertising Costs: Advertising and promotion expenses for continuing operations are expensed as incurred and were $47 million, $41 million and $37 million for the years ended December 31, 2014, 2013 and 2012, respectively. Advertising and promotion expenses are recorded in the consolidated statements of operations within “Selling, general and administrative expenses.”
Restructuring: The costs contained within “Restructuring expense, net” in the Company’s consolidated statements of operations are comprised of two types: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Termination benefits are also accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“FASB ASC 420”), for one-time termination benefits and are recorded dependent upon future service requirements. Facility closure and other costs are accounted for in accordance with FASB ASC 420 and are recorded when the liability is incurred.
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
Environmental Liabilities: The Company recognizes environmental liabilities in accordance with FASB ASC Topic 410, Asset Retirement and Environmental Obligations when a loss is probable and reasonably estimable. Such liabilities are generally not subject to insurance coverage. Engineering and legal specialists within the Company estimate each environmental obligation based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties. The Company regularly evaluates and revises its estimates for environmental obligations based on expenditures against established accruals and the availability of additional information.
Asset Retirement Obligations: The Company records asset retirement obligations (“ARO”) in accordance with FASB ASC 410, Asset Retirement and Environmental Obligations The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records ARO when amounts can be reasonably estimated, typically upon the expectation that facilities may be closed or sold.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This ASU is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company expects the adoption of this guidance will have no impact on the Company's financial position, results of operations, comprehensive income, cash flows and disclosures.
In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. This ASU is effective on November 18, 2014 and provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company expects the adoption of this guidance will have no impact on the Company's financial position, results of operations, comprehensive income, cash flows and disclosures.

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
The following table is a summary of the Company’s consolidated restructuring liabilities and related activity for 2014, 2013 and 2012 by reporting segment.

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at January 1, 2012	$6	$1	$7	$1	$8
Provisions	6	16	22	4	26
Reversals	(1)	—	(1)	—	(1)
Payments	(7)	(6)	(13)	(2)	(15)
Reclassifications to pension liability	—	(6)	(6)	—	(6)
Balance at December 31, 2012	4	5	9	3	12
Provisions	20	20	40	4	44
Reversals	(3)	—	(3)	(1)	(4)
Payments	(13)	(11)	(24)	(4)	(28)
Balance at December 31, 2013	8	14	22	2	24
Provisions	59	27	86	1	87
Reversals	—	(1)	(1)	—	(1)
Payments	(27)	(24)	(51)	(2)	(53)
Foreign Currency	(4)	—	(4)	—	(4)
Balance at December 31, 2014	$36	$16	$52	$1	$53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost for 2014, 2013 and 2012. As the table indicates, facility closure costs are typically paid within the year of incurrence.

	Employee Costs	Facility Closure and Other Exit Costs	Total
	(Millions of Dollars)
Balance at January 1, 2012	$8	—	8
Provisions	25	1	26
Reversals	(1)	—	(1)
Payments	(14)	(1)	(15)
Reclassification to pension liability	(6)	—	(6)
Balance at December 31, 2012	12	—	12
Provisions	41	3	44
Reversals	(4)	—	(4)
Payments	(25)	(3)	(28)
Balance at December 31, 2013	24	—	24
Provisions	77	10	87
Reversals	(1)	—	(1)
Payments	(45)	(8)	(53)
Foreign Currency	(4)	—	(4)
Balance at December 31, 2014	$51	$2	$53

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reversed $1 million, $4 million and $1 million of previously recorded liabilities in 2014, 2013 and 2012, respectively. Such reversals result from: changes in estimated amounts to accomplish previously planned activities; changes in expected (based on historical practice) outcome of negotiations with labor unions, which reduced the level of originally committed actions; newly implemented government employment programs, which lowered the expected cost; and changes in approach to accomplish restructuring activities.

Activities under Restructuring Programs
The Company has initiated approved restructuring activities as part of a broader initiative to improve operating performance and reduce cost.

The following table provides a summary of the Company's restructuring activities which commenced in the first quarter of 2013 and through December 31, 2014. The Company will continue to evaluate its activities and opportunities to align its business with executive management's strategy.

	Total Expected Costs	Costs in 2013	Costs in 2014	Estimated Additional Costs
	(Millions of Dollars)
Employee costs	$127	$38	$76	$13
Facility closure and other exit costs	7	1	6	—
	$134	$39	$82	$13

3.    ADJUSTMENT OF ASSETS TO FAIR VALUE
The Company recorded total impairment charges for the years ended December 31, 2014, 2013 and 2012 as follows:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Goodwill	$120	$—	$96
Property, plant and equipment	19	8	43
Investments in non-consolidated affiliates	5	—	2
Other indefinite-lived intangible assets	—	—	46
	$144	$8	$187

Impairments of goodwill and other indefinite-lived intangible assets are discussed further in Note 8, Fair Value Measurements and Note 11, Goodwill and Other Intangible Assets.
The Company recorded impairment charges to adjust property, plant and equipment to their fair values in accordance with the subsequent measurement provisions of FASB ASC Topic 360, Property, Plant & Equipment. Adjustments of property, plant and equipment to fair value are discussed further in Note 8, Fair Value Measurements.

The impairment of the Company's investment in non-consolidated affiliates is discussed further in Note 12, Investment in Non-consolidated Affiliates.
The impairment of property, plant and equipment by reporting segment for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Powertrain	$7	$5	$19
Motorparts	12	2	23
Corporate	—	1	1
	$19	$8	$43

The 2012 property, plant and equipment impairment excludes $7 million related to discontinued operations. Discontinued operations are further discussed in Note 6, Discontinued Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

4.    OTHER EXPENSE, NET
The specific components of “Other expense, net” are as follows:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Legal separation costs	$(10)	$—	$—
Foreign currency exchange	(7)	(10)	(18)
Losses on sales of account receivables	(6)	(7)	(7)
Third party royalty income	7	8	3
Unrealized gain on hedge instruments	1	—	—
Adjustment of Chapter 11 accrual	—	4	—
Other	4	2	(4)
	$(11)	$(3)	$(26)
Foreign currency exchange: The Company recognized $7 million, $10 million and $18 million in foreign currency exchange losses during the years ended December 31, 2014, 2013 and 2012, respectively. Of the $18 million in foreign currency exchange losses during the year ended December 31, 2012, $10 million related to unrealized losses associated with outstanding foreign currency hedge contracts that settled during 2013. See Note 7, Financial Instruments, for further details.

5 .    ACQUISITIONS
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
A valuation of the assets from the Affinia chassis business acquisition resulted in $71 million allocated to tangible net assets, $26 million allocated to goodwill, and $51 million allocated to other intangible assets based on estimated fair values as of the acquisition date as determined by third party valuation specialists. The valuation of assets was performed utilizing cost, income and market approaches.
On July 11, 2014, the Company completed the purchase of certain business assets of the Honeywell brake component business including two recently established manufacturing facilities in China and Romania which substantially strengthens the manufacturing and engineering capabilities of the Company's current global braking portfolio. The business was acquired through a combination of asset and stock purchases for a base purchase price of $169 million and a provisional estimate of $15 million subject to certain customary post-closing adjustments, contingent consideration and other liabilities.
A valuation of the assets from the Honeywell brake component business acquisition was performed utilizing cost, income and market approaches resulting in $184 million allocated to tangible net assets.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing certain customary post-closing adjustments which could have an effect on the third-party valuations of certain tangible assets; thus, the provisional measurements of net assets are subject to change.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Preliminary Estimated Fair Value	Measurement Period Adjustments	Estimated Fair Value as of December 31, 2014
	(Millions of Dollars)
Cash, net of assumed debt	$6	$—	$6
Accounts receivable, net	108	—	108
Inventory, net	77	(2)	75
Property, plant and equipment, net	164	25	189
Accounts payable	(107)	—	(107)
Acquired post-employment benefits	(60)	(21)	(81)
Other net assets	(4)	(2)	(6)
Total identifiable net assets	$184	$—	$184

The initial allocations of purchase price were recorded at the estimated fair value of assets acquired and liabilities assumed based upon the best information available to management. The measurement period adjustments reflect additional information obtained to record the fair value of certain assets acquired and liabilities assumed based on facts and circumstances existing as of the acquisition date.

The following proforma results for the years ended December 31, 2014 and 2013 assumes the Affinia chassis business acquisition and the purchase of Honeywell's brake component business already occurred as of the beginning of 2013 and is inclusive of provisional purchase price adjustments. The proforma results are not necessarily indicative of the results that actually would have been obtained.

	Year Ended December 31
	2014	2013
	(Millions of Dollars, Except Per Share Amounts)
	Unaudited

Net sales	$7,673	$7,510

Net income (loss) attributable to Federal-Mogul	$(172)	$11

Earnings (loss) per share attributable to Federal-Mogul - basic and diluted	$(1.14)	$0.09

During the year ended December 31, 2014, the Company recorded $1 million in transaction related expenses associated with the Affinia chassis business acquisition and $6 million in transaction related expenses associated with the Honeywell brake component acquisition. During the year ended December 31, 2013, the Company recorded $1 million in transaction related expenses associated with the Affinia chassis business acquisition and $3 million in transaction related expenses associated with the Honeywell brake component acquisition. All of these transaction related expenses are recorded in selling, general and administrative expenses within the consolidated statement of operations.

6.    DISCONTINUED OPERATIONS
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
Operating results related to discontinued operations are as follows:

	Year Ended December 31
	2013	2012
	(Millions of Dollars)
Net sales	$119	$220
Cost of products sold	(119)	(222)
Gross profit	—	(2)
Selling, general and administrative expenses	(6)	(9)
Adjustment of assets to fair value	—	(7)
Other income (expense), net	1	(1)
Operating loss (no income tax impact)	(5)	(19)
Loss on sale of discontinued operations (net of tax benefit of $2 million for the year ended December 31, 2013)	(47)	—
Loss from discontinued operations, net of tax	$(52)	$(19)

7.    FINANCIAL INSTRUMENTS
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
Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	December 31
	2014	2013
	(Millions of Dollars)
Combined notional value	$36	$51
Combined notional value designated as hedging instruments	36	51
Unrealized net (loss) recorded in “Accumulated other comprehensive loss”	(1)	(1)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Information regarding the Company’s outstanding foreign currency hedge contracts is as follows:

	December 31
	2014	2013
	(Millions of Dollars)
Combined notional value	$—	$12
Combined notional value designated as hedging instruments	—	12
Unrealized net (loss) recorded in “Accumulated other comprehensive loss”	—	(1)

The Company does not hold any foreign currency price hedge contracts as of December 31, 2014.
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
Other
The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Other (expense) income, net”. Derivative gains and losses included in “Accumulated other comprehensive loss” for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Other (expense) income, net” for outstanding hedges and “Cost of products sold” or "Other (expense) income, net” upon hedge maturity.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during 2014. The Company has two Motorparts customer that accounts for 18% of the Company’s net accounts receivable balance as of December 31, 2014. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments, all of which were designated as cash flow hedging instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2014	December 31, 2013	Balance Sheet Location	December 31, 2014	December 31, 2013
	(Millions of Dollars)
Commodity contracts	Other current liabilities	1	1	Other current liabilities	(2)	(2)
Foreign currency contracts	Other current liabilities	—	—		—	(1)
		$1	$1		$(2)	$(3)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2014, all of which were designated as hedging instruments:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	(Millions of Dollars)
Commodity contracts	$—	Cost of products sold	$—	Other expense, net	$1
Foreign currency contracts	—	Cost of products sold	(1)		—
	$—		$(1)		$1

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2013:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Reclassified from AOCI into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$1	Interest expense, net	$(9)
Commodity contracts	(7)	Cost of products sold	(5)
Foreign currency contracts	(1)	Cost of products sold	—
	$(7)		$(14)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)
Foreign currency contracts	Interest expense, net	$(1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2012:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	(Millions of Dollars)
Interest rate swap contracts	$(4)	Interest expense, net	$(38)
Commodity contracts	7	Cost of products sold	(10)
Foreign currency contracts	(2)	Cost of products sold	1
	$1		$(47)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		(Millions of Dollars)
Foreign currency contracts	Interest expense, net	$(10)

8.    FAIR VALUE MEASUREMENTS
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
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in FASB ASC 820:

A.	Market approach: Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

B.	Cost approach: Amount that would be required to replace the service capacity of an asset (replacement cost).

C.	Income approach: Techniques to convert future amounts to a single present amount based upon market expectations (including present value techniques, option-pricing and excess earnings models).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at December 31, 2014 and 2013 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
December 31, 2014:
Commodity contracts	$(1)	$(1)	C

December 31, 2013:
Commodity contracts	$(1)	$(1)	C
Foreign currency contracts	(1)	(1)	C
The Company calculates the fair value of its commodity contracts and foreign currency contracts using quoted commodity forward rates and quoted currency forward rates, respectively, to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on quoted bank deposit rates.

The following table presents the Company’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2014:

	Total	Level 1	Level 2	Level 3	Valuation Technique
	(Millions of Dollars)
U.S. Plans:
Cash	$44	$44	$—	$—	A
Investments with registered investment companies:
Equity securities	314	314	—	—	A
Fixed income securities	166	166	—	—	A
Real estate and other	25	25	—	—	A
Equity securities	231	231	—	—	A
Debt securities:
Corporate and other	21	—	21	—	B
Government	20	16	4	—	A
Hedge funds	91	—	—	91	A,C
	$912	$796	$25	$91
Non-U.S. Plans:
Insurance contracts	$41	$—	$—	$41	B
Investments with registered investment companies:
Fixed income securities	10	10	—	—	A
Equity securities	1	1	—	—	A
Corporate bonds	2	—	2	—	B
	$54	$11	$2	$41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity for the U.S. plan assets classified in level 3:

	Balance at January 1, 2014	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into (Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2014
	(Millions of Dollars)
Assets
Hedge funds and other	$85	$6	$47	$(47)	$—	$—	$91

The following table summarizes the activity for the non-U.S. plan assets classified in level 3:

	Balance at January 1, 2014	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into (Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2014
	(Millions of Dollars)
Assets
Insurance contracts	$44	$2	$6	$(5)	$—	$(6)	$41

The following table presents the Company’s defined benefit plan assets measured at fair value on a recurring basis as of December 31, 2013:

	Total	Level 1	Level 2	Level 3	Valuation Technique
	(Millions of Dollars)
U.S. Plans:
Cash	$33	$33	$—	$—	A
Investments with registered investment companies:
Equity securities	347	347	—	—	A
Fixed income securities	135	135	—	—	A
Real estate and other	23	23	—	—	A
Equity securities	242	242	—	—	A
Debt securities:
Corporate and other	22	—	22	—	B
Government	22	14	8	—	A
Hedge funds	85	—	—	85	A,C
	$909	$794	$30	$85
Non-U.S. Plans:
Insurance contracts	$44	$—	$—	$44	B
Investments with registered investment companies:
Fixed income securities	7	7	—	—	A
Equity securities	2	2	—	—	A
Corporate bonds	2	—	2	—	B
	$55	$9	$2	$44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table summarizes the activity for the U.S. plan assets classified in level 3:

	Balance at January 1, 2013	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into (Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2013
	(Millions of Dollars)
Assets
Hedge funds and other	$14	$11	$83	$(23)	$—	$—	$85

The following table summarizes the activity for the non-U.S. plan assets classified in level 3:

	Balance at January 1, 2013	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into (Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2013
	(Millions of Dollars)
Assets
Insurance contracts	$42	$1	$6	$(6)	$—	$1	$44
U.S. Plan
As of December 31, 2014, plan assets were comprised of 60% equity investments, 23% fixed income investments, and 17% in other investments which include hedge funds. Approximately 76% of the U.S. plan assets were invested in actively managed investment funds. The Company’s investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds.
Investments with registered investment companies, common and preferred stocks, and government debt securities are valued at the closing price reported on the active market on which the funds are traded. Corporate debt securities are valued by third-party pricing sources. Hedge funds and collective trusts are valued at net asset value per share.
Non-U.S. Plans
The insurance contracts guarantee a minimum rate of return. The Company has no input into the investment strategy of the assets underlying the contracts, but they are typically heavily invested in active bond markets and are highly regulated by local law.

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2014 and 2013 are set forth in the table below:

	Asset (Liability)	Level 3	(Loss)	Valuation Technique
	(Millions of Dollars)
December 31, 2014:
Goodwill	$37	$37	$(120)	C
Property, plant and equipment	38	38	(19)	C
Investments in non-consolidated affiliates:	10	10	(5)	C

December 31, 2013:
Property, plant and equipment	$55	$55	$(8)	C
One of the Company’s reporting units with goodwill of $157 million recorded an impairment charge of $120 million which reduced the implied fair value of goodwill to $37 million for the year ended December 31, 2014. The impairment charge was recorded within “Adjustment of assets to fair value”. The estimated fair values were determined based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Property, plant and equipment with a carrying value of $57 million were written down to their fair value of $38 million, resulting in an impairment charge of $19 million, which was recorded within “Adjustment of assets to fair value” for the year ended December 31, 2014.
Investments in non-consolidated affiliates with a carrying value of $15 million were written down to their fair value of $10 million, resulting in a $5 million impairment for the year ended December 31, 2014. The Company's investment in non-consolidated affiliiates is discussed further in Note 12, Investment in Non-consolidated Affiliates.
Property, plant and equipment with a carrying value of $63 million were written down to their fair value of $55 million, resulting in an impairment charge of $8 million, which was recorded within “Adjustment of assets to fair value” for the year ended December 31, 2013.

9.    INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (“FIFO”) method at December 31, 2014 and 2013. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.
Net inventories consist of the following:

	December 31	December 31
	2014	2013
	(Millions of Dollars)
Raw materials	$232	$207
Work-in-process	171	160
Finished products	934	819
	1,337	1,186
Inventory valuation allowance	(122)	(118)
	$1,215	$1,068

10.    PROPERTY, PLANT AND EQUIPMENT
As a result of fresh-start reporting, PP&E that were purchased prior to January 1, 2008 were stated at estimated replacement cost, unless the expected future use of the assets indicated a lower value was appropriate. PP&E purchased since that time are recorded at cost. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $285 million, $247 million and $236 million, respectively.
PP&E consist of the following:

		December 31	December 31
	Useful Life	2014	2013
		(Millions of Dollars)
Land	—	$215	$219
Buildings and building improvements	10 - 39 years	511	495
Machinery and equipment	3 - 12 years	2,832	2,662
		3,558	3,376
Accumulated depreciation		(1,398)	(1,338)
		$2,160	$2,038

The Company leases PP&E used in its operations. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

Millions of Dollars
2015	$41
2016	40
2017	31
2018	20
2019	17
Thereafter	44
$193
Total rental expense under operating leases for the years ended December 31, 2014, 2013 and 2012 was $70 million, $63 million and $55 million, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

11.    GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2014 and 2013, goodwill and other indefinite-lived intangible assets consist of the following:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(Millions of Dollars)
Goodwill	$1,391	$(690)	$701	$1,362	$(570)	$792
Trademarks and brand names	425	(198)	227	423	(198)	225
	$1,816	$(888)	$928	$1,785	$(768)	$1,017

At December 31, 2014 and 2013, definite-lived intangible assets consist of the following:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Developed technology	$116	$(73)	$43	$116	$(63)	$53
Customer relationships	598	(287)	311	555	(252)	303
	$714	$(360)	$354	$671	$(315)	$356

The Company’s net goodwill balances by reporting segment as of December 31, 2014 and 2013 are as follows:

	December 31	December 31
	2014	2013
	(Millions of Dollars)
Powertrain	$490	$487
Motorparts	211	305
	$701	$792

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company’s net trademarks and brand names balances by reporting segment as of December 31, 2014 and 2013 are as follows:

	December 31	December 31
	2014	2013
	(Millions of Dollars)
Motorparts	$223	$222
Powertrain	4	3
	$227	$225

The following is a rollforward of the Company’s goodwill and other intangible assets (net) for the years ended December 31, 2014 and 2013:

	Goodwill	Trademarks and Brand Names	Total Goodwill and Indefinite- Lived Intangibles	Definite- Lived Intangibles
	(Millions of Dollars)
Balance at Balance at January 1, 2013	$787	$232	$1,019	$408
Acquisition and purchase accounting adjustments	8	—	8	(3)
Dispositions	(3)	(7)	(10)	(2)
Amortization expense	—	—	—	(47)
Balance at December 31, 2013	792	225	1,017	356
Impairments	(120)	—	(120)	—
Acquisition and purchase accounting adjustments	32	3	35	52
Dispositions	—	—	—	(1)
Amortization expense	—	—	—	(49)
Foreign currency	(3)	(1)	(4)	(4)
Balance at December 31, 2014	$701	$227	$928	$354

Goodwill
In accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other, goodwill, and any other intangible asset having an indefinite useful life, must be reviewed for impairment annually, or more frequently if events and circumstances arise that suggest the asset may be impaired. The Company conducts its review for goodwill impairments on October 1 of each year. Goodwill impairment testing is performed at the reporting unit level.  The fair value of each reporting unit is determined and compared to the carrying value.  If the carrying value exceeds the fair value, then possible goodwill impairment may exist and further evaluation is required.  Indefinite-lived intangible assets are tested for impairment by comparing the fair value to the carrying value. If the carrying value exceeds the fair value, the asset is adjusted to fair value.

As part of its annual goodwill impairment test, the Company noted impairment indicators existed in one reporting unit within the Motorparts segment. Among other factors, this reporting unit experienced lower than expected profits and cash flows resulting from decreases in volumes and pricing pressure from customers towards the end of 2014.  As a result of these impairment indicators, the Company concluded that there was also a potential impairment of its long-lived assets and definite-lived intangible assets.  These impairment tests were performed before the goodwill impairment test, and an impairment loss related to long-lived assets of $7 million was recognized prior to goodwill being tested for impairment.  The Company then tested goodwill for impairment and determined the carrying value of one reporting unit, within the Motorparts segment, exceeded its fair value.  Accordingly, as part of a second step of the goodwill impairment test, the Company made a preliminary conclusion that the carrying amount of the reporting units’ goodwill exceeded the implied fair value of that goodwill and an impairment loss of $120 million was recognized for the year ended December 31, 2014. Due to the complexity of the second step of the goodwill impairment test, the Company expects to finalize its assessment during the first quarter of 2015.  Any resulting difference in the amount of the impairment will be adjusted at that time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Effective September 1, 2012, the Company re-segmented its business. Given the business realignments that occurred due to this re-segmentation and the fact that some reporting units containing goodwill under the former segmentation were being divided within the new Company structure thus requiring the Company to determine the relative fair value of these divided reporting units in order to allocate goodwill, the Company deemed it prudent to perform an interim goodwill impairment test in accordance with FASB ASC 350. As a result of this interim testing, one divided reporting unit that received a relative fair value goodwill allocation of $3 million had a carrying value in excess of fair value, thus requiring the Company to recognize a full impairment charge of $3 million in the third quarter of 2012.

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

Given the complexity of the calculation, the Company had not finalized “Step 2” of its annual goodwill impairment assessment for the year ended December 31, 2011 prior to filing its annual report on Form 10-K. The goodwill impairment charge recognized during the fourth quarter of 2011 was $259 million. During the second quarter of 2012, the Company completed this assessment, and recorded an additional $1 million goodwill impairment charge.
The Company has nine reporting units that have goodwill. The following table categorizes the Company’s goodwill by reporting unit as of October 1, 2014 according to the level of excess between the reporting unit’s fair value and carrying value giving effect to the 2014 impairment charges:

	Fair Value Exceeds Carrying Value	Goodwill
		(Millions of Dollars)
Reporting Units 1 - 4	> 15%	$131
Reporting Units 5 - 9	> 30%	570
		$701

In order to align with its regional focus, as of December 31, 2014, the Motorparts segment moved from a product-centered reporting structure to a regional reporting structure. The analysis above, reflects the regional reporting units of the Motorparts segment.
In May 2014, the Company completed the purchase of the Affinia chassis business. This business serves leading U.S. aftermarket customers with private label chassis product lines and will allow the Company to broaden its product offering, provide operational synergies and better service customers globally. The purchase price was $149 million, net of acquired cash. The Company allocated the purchase price in accordance with FASB ASC Topic 805, Business Combinations. The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, namely fixed assets and intangible assets. The Company recorded $51 million of definite-lived intangible assets (customer relationships) and $27 million of indefinite-lived intangible assets (primarily goodwill) associated with this acquisition. The goodwill established as part of the Affinia chassis business acquisition was included in the Company's respective reporting unit as part of the annual impairment test discussed above and subsequently included in the estimated impairment charge recorded in the fourth quarter of 2014.
Also during 2014, the Company recorded $6 million of goodwill, $2 million of brand names and $1 million of customer relationship in connection with its January 2014 acquisition of the DZV bearings business. The acquisition of the DZV bearings business did not have a material impact on the Company's financial statements or liquidity.
Other Intangible Assets
The Company performs its annual trademarks and brand names impairment analysis as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of FASB ASC 350, Intangibles - Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. The fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.
All of the Company's trademarks and brand names passed the October 1, 2014 and 2013 impairment analysis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In connection with the September 1, 2012 goodwill impairment test discussed above, the Company also performed its trademarks and brand names impairment analysis. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Primarily all of the Company's trademarks and brand names are associated with its aftermarket sales and are further broken down by product line. Based upon this annual analysis, the Company recognized a $33 million impairment charge in the third quarter of 2012. Prior to the September 1, 2012 analysis, the Company noted impairment indicators and performed an interim trademarks and brand names impairment analysis. Based upon this analysis, the Company recognized a $13 million impairment charge in the second quarter of 2012.
The Company recorded amortization expense of $49 million, $47 million and $49 million associated with definite-lived intangible assets during the years ended December 31, 2014, 2013 and 2012, respectively. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets. The Company’s developed technology intangible assets have useful lives of between 10 and 15 years. The Company’s customer relationships intangible assets have useful lives of between 5 and 24 years.
The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows:

Millions of Dollars
2015	$50
2016	49
2017	49
2018	40
2019	40
Thereafter	126
$354

12.    INVESTMENT IN NON-CONSOLIDATED AFFILIATES
The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, Korea, Turkey, India and the United States. With the exception of the deconsolidated business discussed below, the Company generally equates control to ownership percentage whereby investments that are more than 50% owned are consolidated.
As part of the regulatory approval related to the acquisition of certain business assets of the Honeywell brake component business, the Company committed to divest, or procure the divestiture of the commercial vehicle brake pads business relating to the original equipment/original equipment services (“OEM/OES”) market in the European Economic Area (“EEA”), based at the manufacturing plant in Marienheide, Germany and light vehicle brake pads business relating to the OEM/OES market in the EEA, based at the manufacturing plant in Noyon, France (collectively, the “Divestment Business”).  Furthermore, to the extent possible, the Company committed to keep the Divestment Business separate from the business(es) it is retaining, and unless explicitly permitted committed to ensure: (i) management and staff have no involvement in the Divestment Business; (ii) certain key personnel of the Divestment Business have no involvement in any business retained by the Company and do not report to any individual outside the Divestment Business. As such, the Company deconsolidated its subsidiaries or group of assets which are subject to regulatory commitments and recorded an investment in unconsolidated subsidiary, which will be accounted for as an equity method investment until disposition. As the bidding process progressed and exclusive negotiations began for the sale of the Divestment Business, it became evident that an impairment existed for the Divestment Business as of December 31, 2014. The Divestment Business was written down to its fair value resulting in an impairment charge of $5 million, which was recorded within “Adjustment of assets to fair value” for the year ended December 31, 2014.
The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s affiliations are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	December 31
	2014	2013
	(Millions of Dollars)
Investments in non-consolidated affiliates	$269	$253

Direct ownership percentages	2% to 100%	2% to 50%
In accordance with FASB ASC Topic 323, Investments - Equity Method and Joint Ventures, the Company discloses summarized financial information of its non-consolidated affiliates.
The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Equity earnings of non-consolidated affiliates	$48	$34	$34
Cash dividends received from non-consolidated affiliates	25	33	31

The following tables present summarized aggregated financial information of the Company’s non-consolidated affiliates:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Statements of Operations
Sales	$906	$918	$682
Gross profit	192	185	151
Income from continuing operations	128	120	91
Net income	112	105	79

	December 31	December 31
	2014	2013
	(Millions of Dollars)
Balance Sheets
Current assets	$397	$402
Noncurrent assets	443	398
Current liabilities	181	180
Noncurrent liabilities	47	38

The Company holds a 50% non-controlling interest in a joint venture located in Turkey (“Turkey JV”). The Turkey JV was established in 1995 for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. The Company purchases/sells inventory from/to the Turkey JV. Purchases from the Turkey JV for the years ended December 31, 2014, 2013 and 2012 were $180 million, $152 million and $150 million, respectively. Sales to the Turkey JV for the years ended December 31, 2014, 2013 and 2012 were $45 million, $44 million and $45 million, respectively. The Company had net accounts payable balances with the Turkey JV of $5 million and $6 million as of December 31, 2014 and 2013, respectively.

13.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31
	2014	2013
	(Millions of Dollars)
Accrued compensation	$177	$169
Accrued rebates	149	125
Restructuring liabilities	53	24
Non-income tax payable	52	41
Alleged defective products	30	30
Accrued professional services	28	21
Accrued product returns	24	21
Accrued income taxes	24	17
Accrued warranty	9	6
	$546	$454

14.    DEBT
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
Interest expense associated with the amortization of the original issue discount, debt issuance costs and fair value adjustment recognized in the Company’s consolidated statements of operations, consists of the following:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Amortization of fair value adjustment	$7	$22	$23
Amortization of debt issuance fees	3	—	—
Amortization of original issue discount	1	—	—
	$11	$22	$23

Debt consists of the following:	December 31
	2014	2013
	(Millions of Dollars)
Term loans under credit agreement:
Tranche B term loan	$698	$1,597
Tranche C term loan	1,895	940
Debt discount	(10)	(30)
Other debt, primarily foreign instruments *	107	92
	2,690	2,599
Less: short-term debt, including current maturities of long-term debt	(127)	(1,694)
Total long-term debt	$2,563	$905

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

* The Company assumed $10 million of pre-existing debt associated with its January 2014 acquisition of the DZV bearings business.

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
The Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants as of December 31, 2014 and 2013. Per the terms of the Credit Agreement, $50 million of the Tranche C proceeds were deposited in a Term Letter of Credit Account as of December 31, 2013.
The Replacement Revolving Facility has an available borrowing base of $516 million and $550 million as of December 31, 2014 and 2013, respectively. The Company had $34 million and $39 million of letters of credit outstanding as of December 31, 2014 and 2013, respectively, pertaining to the term loan credit facility. To the extent letters of credit associated with the Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.

Estimated fair values of the Company’s term loans under the Credit Agreement were:

	Estimated Fair Value (Level 1)	Fair Value in Excess (Deficit) of Carrying Value	Valuation Technique
	(Millions of Dollars)
December 31, 2014:
Term Loans	$2,571	$(12)	A

December 31, 2013:
Term Loans	$2,520	$13	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of December 31, 2014 and 2013. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 8, Fair Value Measurements, for definitions of input levels and valuation techniques.
The Company has the following contractual debt obligations outstanding at December 31, 2014:

Millions of Dollars
2015	$127
2016	28
2017	29
2018	696
2019	19
Thereafter	1,801
Total	$2,700
The weighted average cash interest rates for debt were approximately 4.7% and 2.3% as of December 31, 2014 and 2013, respectively. Interest paid on debt in 2014, 2013 and 2012 was $111 million, $77 million and $106 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

15.    PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS
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
The measurement date for all defined benefit plans is December 31. The following provides a reconciliation of the plans’ benefit obligations, plan assets, funded status and recognition in the consolidated balance sheets:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2014	2013	2014	2013	2014	2013
	(Millions of Dollars)
Change in benefit obligation:
Benefit obligation, beginning of year	$1,184	$1,298	$450	$474	$335	$395
Service cost	3	4	12	12	—	—
Interest cost	52	47	16	14	15	11
Employee contributions	—	—	—	—	—	1
Benefits paid	(96)	(64)	(28)	(28)	(26)	(28)
Medicare subsidies received	—	—	—	—	1	3
Plan amendments	—	—	—	—	8	—
Curtailments	—	—	(1)	(1)	—	(1)
Settlements	(3)	—	—	—	—	—
Actuarial losses (gains) and changes in actuarial assumptions	151	(101)	112	(25)	36	(43)
Net transfers (out) in	—	—	73	(11)	—	(1)
Currency translation	—	—	(59)	15	(1)	(2)
Benefit obligation, end of year	$1,291	$1,184	$575	$450	$368	$335

Change in plan assets:
Fair value of plan assets, beginning of year	$909	$778	$55	$55	$—	$—
Actual return on plan assets	43	138	3	2	—	—
Employee contributions	—	—	—	—	—	1
Company contributions	56	60	30	24	25	24
Benefits paid	(96)	(64)	(28)	(28)	(26)	(28)
Expenses	—	(3)	—	—	—	—
Medicare subsidies received	—	—	—	—	1	3
Currency translation	—	—	(6)	2	—	—
Fair value of plan assets, end of year	$912	$909	$54	$55	$—	$—

Funded status of the plan	$(379)	$(275)	$(521)	$(395)	$(368)	$(335)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(3)	$(3)	$(17)	$(13)	$(26)	$(28)
Noncurrent liabilities	(376)	(272)	(504)	(382)	(342)	(307)
Net amount recognized	$(379)	$(275)	$(521)	$(395)	$(368)	$(335)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax impacts:
Net actuarial loss	$409	$242	$151	$81	$95	$63
Prior service cost (credit)	—	—	2	3	(14)	(28)
Total	$409	$242	$153	$84	$81	$35

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Weighted-average assumptions used to determine the benefit obligation as of December 31:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	3.85%	4.55%	1.77%	3.49%	3.84%	4.45%
Rate of compensation increase	—	—	3.16%	3.17%	—	—

Weighted-average assumptions used to determine net periodic benefit cost (credit) for the years ended December 31:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2014	2013	2014	2013	2014	2013
Discount rate	4.55%	3.70%	3.49%	2.99%	4.45%	3.60%
Expected return on plan assets	6.95%	7.45%	4.18%	4.62%	—	—
Rate of compensation increase	—	—	3.17%	3.13%	—	—

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
The U.S. investment strategy mitigates risk by incorporating diversification across appropriate asset classes to meet the plan’s objectives. It is intended to reduce risk, provide long-term financial stability for the plan and maintain funded levels that meet long-term plan obligations while preserving sufficient liquidity for near-term benefit payments. Risk assumed is considered appropriate for the return anticipated and consistent with the diversification of plan assets. The Company’s investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds. Approximately 76% of the U.S. plan assets were invested in actively managed investment funds.
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
Refer to Note 8, “Fair Value Measurements,” for more detail surrounding the fair value of each major category of plan assets, including the inputs and valuation techniques used to develop the fair value measurements of the plans’ assets, at December 31, 2014 and 2013.
Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2014	2013	2014	2013	2014	2013
	(Millions of Dollars)
Projected benefit obligation	$1,291	$1,184	$574	$448	$368	$335
Fair value of plan assets	912	909	53	52	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	2014	2013	2014	2013
	(Millions of Dollars)
Projected benefit obligation	$1,291	$1,184	$555	$444
Accumulated benefit obligation	1,291	1,184	514	409
Fair value of plan assets	912	909	42	49
The accumulated benefit obligation for all pension plans is $1,809 million and $1,598 million as of December 31, 2014 and 2013, respectively.
Components of net periodic benefit cost (credit) for the years ended December 31:

	Pension Benefits						Other Postemployment
	United States Plans			Non-U.S. Plans			Benefits
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(Millions of Dollars)
Service cost	$3	$4	$21	$12	$12	$9	$—	$—	$1
Interest cost	52	47	53	16	14	16	15	11	14
Expected return on plan assets	(62)	(58)	(52)	(2)	(3)	(2)	—	—	—
Amortization of actuarial losses	4	14	35	5	8	—	3	6	2
Amortization of prior service credit	—	—	—	—	—	1	(5)	(9)	(14)
Settlement loss (gain)	(3)	—	(1)	1	1	—	—	—	—
Curtailment gain	—	—	(1)	—	—	—	—	(19)	(51)
Net periodic cost (credit)	$(6)	$7	$55	$32	$32	$24	$13	$(11)	$(48)

Other Postemployment Benefits - U.S. Welfare Benefit Plan
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
Amounts in “Accumulated other comprehensive loss” expected to be recognized as components of net periodic benefit cost over the next fiscal year:

	Pension Benefits		Other Postemployment Benefits
	United States	Non-U.S. Plans
	(Millions of Dollars)
Amortization of actuarial losses	$10	$12	$5
Amortization of prior service credit	—	—	(4)
Total	$10	$12	$1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The assumed health care and drug cost trend rates used to measure next year’s postemployment healthcare benefits are as follows:

	Other Postemployment Benefits
	2014	2013
Health care cost trend rate	7.25%	6.88%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2022	2018

Drug cost trend rate	7.25%	7.81%
Ultimate drug cost trend rate	5.00%	5.00%
Year ultimate drug cost trend rate reached	2022	2018

The assumed health care cost trend rate has a significant impact on the amounts reported for Other Postemployment Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 basis point (“bp”) increase in health care cost trend rate	$1	$32
100 bp decrease in health care cost trend rate	(1)	(28)
The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”), associated expense and other comprehensive loss (“OCL”). The changes in these assumptions have no impact on the Company’s funding requirements.

	Pension Benefits						Other Postemployment Benefits
	United States Plans			Non-U.S. Plans
	Change in 2015 pension expense	Change in PBO	Change in accumulated OCL	Change in 2015 pension expense	Change in PBO	Change in accumulated OCL	Change in 2015 expense	Change in PBO
	(Millions of dollars)
25 bp decrease in discount rate	$(1)	$36	$(36)	$1	$20	$(20)	$—	$9
25 bp increase in discount rate	—	(34)	34	(1)	(20)	20	—	(9)
25 bp decrease in return on assets rate	2	—	—	—	—	—	—	—
25 bp increase in return on assets rate	(2)	—	—	—	—	—	—	—
Projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Postemployment Benefits
	United States	Non-U.S. Plans
	(Millions of Dollars)
2015	$94	$26	$27
2016	84	25	26
2017	83	25	27
2018	81	26	26
2019	82	27	26
Years 2020 - 2022	392	139	121
The Company expects to contribute approximately $108 million to its pension plans in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Defined Contribution Pension Plans
The Company also maintains certain defined contribution pension plans for eligible employees. Effective January 1, 2013, the Company amended its U.S. defined contribution plan to allow for an enhanced company match and company provided age-based contributions for eligible U.S. salaried and non-union hourly employees. The total expenses attributable to the Company’s defined contribution savings plan were $45 million, $42 million and $23 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The amounts contributed to defined contribution pension plans include contributions to multi-employer plans in France, Italy and the United States of $1 million during each of the years ended December 31, 2014, 2013 and 2012. None of the multiemployer plans in which the Company participates are individually significant.
Other Benefits
The Company accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits. The liabilities for such U.S. and European postemployment benefits were $25 million and $29 million at December 31, 2014 and 2013, respectively.

16.    INCOME TAXES
Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The components of (loss) income from continuing operations before income taxes consist of the following:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Domestic	$(64)	$28	$(103)
International	(41)	129	(17)
Total	$(105)	$157	$(120)
Significant components of the (expense) benefit for income taxes are as follows:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Current:
Federal, state and local	$(4)	$(3)	$(2)
International	(32)	(55)	(47)
Total current	(36)	(58)	(49)
Deferred:
Federal, state and local	—	(3)	32
International	(20)	5	46
Total deferred	(20)	2	78
	$(56)	$(56)	$29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax (expense) benefit is:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Income tax (expense) benefit at United States statutory rate	$37	$(55)	$42
Tax effect from:
Goodwill impairment	(42)	—	(34)
U.S. income inclusions from foreign subsidiaries	(7)	(5)	(27)
Non-consolidated foreign affiliates	15	11	11
Tax holidays, incentives and minimum tax	2	14	9
Foreign rate variance and enacted rate change	24	11	13
State income taxes	(4)	(3)	(1)
Uncertain tax positions and assessments	31	(14)	335
Valuation allowances	(105)	(15)	(327)
Other	(7)	—	8
Income tax (expense) benefit	$(56)	$(56)	$29

The following table summarizes the Company’s total (provision) benefit for income taxes by component:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Income tax (expense) benefit	$(56)	$(56)	$29
Allocated to equity:
Postemployment benefits	108	(83)	(71)
Derivatives	—	(2)	18
Foreign currency translation	(12)	(1)	(2)
Valuation allowances	(84)	77	29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2014	2013
	(Millions of Dollars)
Deferred tax assets
Net operating loss carryforwards	$895	$783
Postemployment benefits, including pensions	368	291
Reorganization costs	11	27
Inventory	63	48
Other temporary differences	78	98
Tax credits	129	140
Total deferred tax assets	1,544	1,387
Valuation allowances for deferred tax assets	(1,314)	(1,151)
Net deferred tax assets	230	236

Deferred tax liabilities
Investment in U.S. subsidiaries	(307)	(307)
Intangible assets	(156)	(166)
Fixed assets	(31)	(19)
Total deferred tax liabilities	(494)	(492)

	$(264)	$(256)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	December 31
	2014	2013
	(Millions of Dollars)
Assets:
Prepaid expenses and other current assets	$44	$40
Other noncurrent assets	81	87
Liabilities:
Long-term portion of deferred income taxes	(389)	(383)
	$(264)	$(256)

The Company continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2014, the Company had valuation allowances of $999 million related to tax loss and credit carryforwards. The current and future provision for income taxes may be significantly impacted by changes to valuation allowances in certain countries. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. The future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated. During the current year the Company recorded $9 million of valuation allowances on deferred tax assets that the Company believes are not more likely than not to be realized in the foreseeable future.
At December 31, 2014, the Company had a deferred tax asset before valuation allowance of $1,024 million for tax loss carryforwards and tax credits, including: $629 million in the United States with expiration dates from 2015 through 2034; $181 million in the United Kingdom with no expiration date; and $214 million in other jurisdictions with various expiration dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has also concluded that there is a more than remote possibility that existing valuation allowances of up to $148 million as of December 31, 2014 could be released within the next 12 months. If releases of such valuation allowances occur, they may have a significant impact on results of operations in the quarter in which it is deemed appropriate to release the reserve. Income taxes paid, net of income tax refunds received, were $42 million, $38 million and $56 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company did not record taxes on its undistributed earnings of $902 million at December 31, 2014 since these earnings are considered by the Company to be permanently reinvested. If at some future date these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
As of December 31, 2014, the Company had $332 million of cash and cash equivalents, of which $138 million was held by foreign subsidiaries. In accordance with FASB ASC 740-30-25-17 through 19, the Company asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, the Company will accrue any applicable taxes in the period when the Company no longer intends to indefinitely reinvest these funds. The Company would expect that the impact on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
At December 31, 2014, 2013 and 2012, the Company had total unrecognized tax benefits of $50 million, $78 million and $69 million, respectively. Of these totals, $44 million, $47 million and $39 million, respectively, represent the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rates. The total unrecognized tax benefits differ from the amounts which would affect the effective tax rates primarily due to the impact of valuation allowances.
A summary of the changes in the gross amount of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 are shown below:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Change in unrecognized tax benefits
Balance at January 1	$78	$69	$375
Additions based on tax positions related to the current year	7	7	7
Additions for tax positions of prior years	10	6	10
Decreases for tax positions of prior years	(14)	(4)	(9)
Decreases for statute of limitations expiration	(1)	(1)	(13)
Settlements	(25)	2	(300)
Impact of currency translation	(5)	(1)	(1)
Balance at December 31	$50	$78	$69
The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2014, 2013 and 2012, the Company recorded $12 million, $23 million and $15 million, respectively, in liabilities for tax-related net interest and penalties on its consolidated balance sheet. During the years ended December 31, 2014, 2013 and 2012, the Company recorded tax income (expense) related to a net increase (decrease) in its liability for interest and penalties of $11 million, $(8) million and $(2) million, respectively.
The Company operates in multiple jurisdictions throughout the world. The Company is no longer subject to U.S. federal tax examinations for years before 2011 or state and local for years before 2008, with limited exceptions. Furthermore, the Company is no longer subject to income tax examinations in major foreign tax jurisdictions for years prior to 2005. The income tax returns of foreign subsidiaries in various tax jurisdictions are currently under examination.
The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $3 million in the next 12 months due to audit settlements or statute expirations, of which approximately $2 million, if recognized, could impact the effective tax rate.
On July 11, 2013, Federal-Mogul Corporation became part of the Icahn Enterprises affiliated group of corporations as defined in Section 1504 of the Internal Revenue Code of 1986 ("the Code"), as amended, of which American Entertainment Properties Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

17.    COMMITMENTS AND CONTINGENCIES
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
Total environmental liabilities, determined on an undiscounted basis are included in the consolidated balance sheets as follows:

	December 31,	December 31,
	2014	2013
	(Millions of Dollars)
Other current liabilities	$6	$5
Other accrued liabilities (noncurrent)	9	9
	$15	$14
Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2014, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $40 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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
The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	December 31,	December 31,
	2014	2013
	(Millions of Dollars)
Other current liabilities	$3	$4
Other accrued liabilities (noncurrent)	21	22
	$24	$26

The following is a rollforward of the Company’s ARO liability for the two years ended December 31, 2014 (in millions of dollars):

Balance at January 1, 2013	$29
Liabilities incurred	1
Liabilities settled/adjustments	(4)
Balance at December 31, 2013	26
Liabilities incurred	—
Liabilities settled/adjustments	(1)
Foreign Currency	(1)
Balance at December 31, 2014	$24

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

Affiliate Pension Obligations
In July 2013 the Company completed a common stock rights offering. The purchases of shares of common stock in the rights offering increased the indirect control of Mr. Carl C. Icahn to approximately 80.73% of the voting power. As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of December 31, 2014. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $82 million as of December 31, 2014. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.
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

18.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX)
The following represents the Company’s changes in accumulated other comprehensive loss ("AOCL") by component for the year ended December 31, 2014:

	Foreign Currency Translation Adjustments	Gains and Losses on Cash Flow Hedges	Post- employment Benefits	Total
	(Millions of Dollars)
Balance at January 1, 2014	$(249)	$(16)	$(361)	$(626)

Other comprehensive loss before reclassifications	(233)	—	(314)	(547)
Amounts reclassified from AOCL	—	—	10	10
Income taxes	—	(1)	22	21
Other comprehensive loss	(233)	(1)	(282)	(516)

Balance at December 31, 2014	$(482)	$(17)	$(643)	$(1,142)

19.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS ("AOCL")
Items not reclassified in their entirety out of AOCL to net income for the year ended December 31, 2014 are as follows:

			Affected Line Item in the
	Year Ended December 31		Statement Where Net Income
	2014	2013	is Presented

Losses on cash flow hedges
Commodity contracts	$1	$(5)	Cost of products sold
Foreign currency contracts	(1)	—	Cost of products sold
Interest rate swap contracts	—	(9)	Interest expense, net
Total	—	(14)
Income taxes	1	(1)	Income tax (expense) benefit
Net of tax	1	(15)

Postemployment benefits
Amortization of actuarial losses	(12)	(29)	Cost of products sold and selling, general and administrative expenses ("SG&A")
Amortization of prior service credits	5	9	Cost of products sold and SG&A
Recognition of unamortized losses	—	(4)	Loss from discontinued operations, net of tax
Curtailment gain	—	19	Loss from discontinued operations, net of tax
Curtailment gain	—	19	OPEB curtailment gain
Total	(7)	14
Income taxes	(22)	9	Income tax (expense) benefit
Net of tax	(29)	23

Total reclassifications	$(28)	$8

20.    WARRANTS
On December 27, 2007, the Company issued 6,951,871 warrants to purchase 6,951,871 common shares of the Company at an exercise price equal to $45.815, exercisable through December 27, 2014. All the warrants expired as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

21.    STOCK-BASED COMPENSATION
Stock Appreciation Rights
A summary of the Company’s stock appreciation rights (“SARs”) activity on an annual basis for the years ended December 31, 2014, 2013 and 2012 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)
Outstanding at January 1, 2012	$1,388	$19.96
Granted	809	17.64
Forfeited	(311)	18.50
Outstanding at December 31, 2012	1,886	$19.21	3.4	$—
Granted	(182)	17.48
Forfeited	(445)	19.30
Outstanding at December 31, 2013	1,259	$19.43	2.4	$1
Exercised	(57)	17.25
Forfeited	(406)	19.56
Outstanding at December 31, 2014	796	$19.51	1.4	$—

Exercisable at December 31, 2014	703	$19.76	1.4	$—
In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,043,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company recognized SARs income of $4 million for the year ended December 31, 2014, SARs expense of $5 million for the year ended December 31, 2013, and SARs income of $4 million for the year ended December 31, 2012. The SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	December 31, 2014			December 31, 2013
	2012 SARs	2011 SARs	2010 SARs	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.16	$17.64	$21.03	$17.16
Expected volatility	39%	39%	39%	48%	48%	48%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Expected forfeitures	—%	—%	—%	—%	—%	—%
Risk-free rate over the expected life	0.28%	0.14%	0.03%	0.29%	0.14%	0.10%
Expected life (in years)	1.1	0.6	0.1	1.7	1.1	0.6
Fair value (in millions)	$0.6	$0.2	$—	$2.6	$2.3	$0.5
Fair value of vested portion (in millions)	$0.4	$0.2	$—	$1.1	$1.7	$0.5

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

22.    INCOME (LOSS) PER COMMON SHARE
The following is a reconciliation of the numerators and the denominators of the basic and diluted income (loss) per common share:

	Year Ended December 31
	2014	2013	2012
	(In Millions of Dollars, Except Per Share Amounts)
Amounts attributable to Federal-Mogul:
Net (loss) income from continuing operations	$(168)	$93	$(98)
Loss from discontinued operations, net of tax	—	(52)	(19)
Net (loss) income	$(168)	$41	$(117)

Weighted average shares outstanding, basic (in millions)	150.0	123.4	98.9
Incremental shares on assumed conversion of deferred compensation stock (in millions)	—	—	0.5
Weighted average shares outstanding, diluted (in millions)	150.0	123.4	99.4

Net (loss) income per share attributable to Federal-Mogul - basic and diluted:
Net (loss) income from continuing operations	$(1.12)	$0.75	$(0.99)
Loss from discontinued operations, net of tax	—	(0.42)	(0.19)
Net (loss) income	(1.12)	0.33	(1.18)

The Company had losses for the year ended December 31, 2014 and 2012. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share.
Warrants to purchase 6,951,871 common shares, which expired December 27, 2014, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares during the years ended December 31, 2014, 2013 and 2012. Options to purchase $4,000,000 common shares, which expired on June 29, 2012, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares during the year ended December 31, 2012.
As required by FASB ASC Topic 710, Compensation, there are 500,000 common shares issued in connection with a deferred compensation agreement that are excluded from the basic earnings per share calculation for the year ended December 31, 2014.

23.    SUBSEQUENT EVENT
On February 6, 2015, the Company completed the purchase of certain business assets of the TRW engine components business. The business was acquired through a combination of asset and stock purchases for a base purchase price of approximately $313 million, funded primarily from the available Replacement Revolver Facility and subject to certain customary closing and post-closing adjustments. The purchase of TRW’s engine valve business adds a completely new product line to the Company's portfolio, strengthens the Company's position as a leading developer and supplier of core components for engines, and enhances the Company's ability to support its customers to improve fuel economy and reduce emissions.
The assets acquired and liabilities assumed will be recorded at fair value as of the acquisition date in accordance with FASB ASC Topic 805, Business Combinations. The preliminary allocation of the purchase price will occur in the first quarter of 2015. There were no revenues or earnings related to TRW included in the Company's consolidated statements of operations.
On February 24, 2015, the Company announced that it intends to launch a registered rights offering on or about March 6, 2015. In the rights offering, each holder of the Company’s common stock as of the close of business on the record date of March 6, 2015 will be issued, at no charge, one transferable subscription right for each whole share of common stock owned by that stockholder on the record date (the “basic subscription privilege”). The rights offering will also include an over-subscription privilege, which will entitle stockholders who exercise all of their subscription rights in the basic subscription privilege the right to purchase additional shares of common stock in the rights offering, subject to availability and pro rata allocation of shares among rights holders exercising such over-subscription privilege.
The Company will offer a number of shares of its common stock in the rights offering, inclusive of the over-subscription privilege, representing approximately $250 million of gross proceeds. The Company plans to use the proceeds from the rights offering to strengthen its balance sheet.

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
Net sales:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Powertrain	$4,430	$4,173	$3,926
Motorparts	3,192	2,935	2,853
Inter-segment eliminations	(305)	(322)	(335)
Total	$7,317	$6,786	$6,444

Cost of products sold:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Powertrain	$(3,897)	$(3,656)	$(3,470)
Motorparts	(2,668)	(2,432)	(2,390)
Inter-segment eliminations	305	322	335
Total Reporting Segment	(6,260)	(5,766)	(5,525)
Corporate	—	—	(6)
Total Company	$(6,260)	$(5,766)	$(5,531)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Gross profit:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Powertrain	$533	$517	$456
Motorparts	524	503	463
Total Reporting Segment	1,057	1,020	919
Corporate	—	—	(6)
Total Company	$1,057	$1,020	$913

Operational EBITDA and the reconciliation to net income (loss) were as follows:

	Year Ended December 31
	2014	2013	2012
	(Millions of Dollars)
Powertrain	$429	$378	$289
Motorparts	195	213	200
Total Operational EBITDA	624	591	489
Items required to reconcile Operational EBITDA to net income (loss):
Depreciation and amortization	(334)	(294)	(285)
Adjustment of assets to fair value	(144)	(8)	(187)
Interest expense, net	(120)	(99)	(128)
Restructuring expense, net	(86)	(40)	(26)
Loss on debt extinguishment	(24)	—	—
Acquisition related costs	(16)	(5)	—
Legal separation costs	(10)	—	—
Headquarters relocation costs	(6)	—	—
Non-service cost components associated with U.S. based funded pension plans	6	(2)	(35)
Stock appreciation rights	4	(5)	4
Discontinued operations	—	(52)	(19)
OPEB curtailment gain	—	19	51
Income tax (expense) benefit	(56)	(56)	29
Other	1	—	(3)
Net (loss) income	$(161)	$49	$(110)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2014	2013	2014	2013	2012	2014	2013	2012
	(Millions of Dollars)
Powertrain	$3,485	$3,373	$268	$276	$278	$196	$178	$165
Motorparts	3,355	3,055	130	86	86	114	100	99
Total Reporting Segment	6,840	6,428	398	362	364	310	278	264
Corporate	227	754	20	13	16	24	16	21
Discontinued operations	—	—	—	5	$7	—	2	4
Total Company	$7,067	$7,182	$418	$380	$387	$334	$296	$289

The following table shows geographic information:

	Net Sales			Net PPE
	Year Ended December 31			December 31
	2014	2013	2012	2014	2013
	(Millions of Dollars)
United States	$2,667	$2,516	$2,479	$607	$559
Germany	1,494	1,326	1,160	423	425
China	446	361	288	234	158
France	398	390	365	55	82
Mexico	375	341	312	143	135
Italy	290	286	263	69	73
Belgium	272	312	286	16	26
United Kingdom	242	233	235	77	80
India	203	198	229	134	135
Other	930	823	827	402	365
	$7,317	$6,786	$6,444	$2,160	$2,038

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

25.    QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents selected unaudited quarterly operating results of the Company for 2014 and 2013, and the audited results of the Company for the years ended December 31, 2014 and 2013.

	First	Second	Third	Fourth	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2014:
Net sales	$1,779	$1,872	$1,871	$1,794	$7,317
Gross profit	273	297	262	224	1,057
Net (loss) income attributable to Federal-Mogul	40	(5)	(18)	(185)	(168)
Net (loss) income per common share attributable to Federal-Mogul - basic and diluted:	0.27	(0.03)	(0.12)	(1.23)	(1.12)

Weighted avg. shares outstanding – basic (in millions)	150.0	150.0	150.0	150.0	150.0
Weighted avg. shares outstanding – diluted (in millions)	150.0	150.0	150.0	150.0	150.0

Stock price:
High	$22.97	$20.51	$20.82	$16.39
Low	$15.82	$16.19	$14.87	$14.14

Dividend per share	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

	First	Second	Third	Fourth	Year
	(Amounts in millions, except per share amounts and stock prices)
Year ended December 31, 2013:
Net sales	$1,659	$1,744	$1,690	$1,694	$6,786
Gross profit	249	278	255	238	1,020

Amounts attributable to Federal-Mogul:
Net (loss) income from continuing operations	$17	$61	$31	$(16)	$93
Loss from discontinued operations, net of tax	(51)	(5)	7	(3)	(52)
Net (loss) income attributable to Federal-Mogul*	$(34)	$56	$38	$(19)	$41

Net (loss) income per common share attributable to Federal-Mogul - basic and diluted:
Net (loss) income from continuing operations	$0.17	$0.62	$0.21	$(0.11)	$0.75
Loss from discontinued operations, net of tax	(0.51)	(0.05)	0.05	(0.02)	(0.42)
Net (loss) income attributable to Federal-Mogul*	$(0.34)	$0.57	$0.26	$(0.13)	$0.33

Weighted avg. shares outstanding – basic (in millions)	98.9	98.9	145.0	150.0	123.4
Weighted avg. shares outstanding – diluted (in millions)	98.9	98.9	145.0	150.0	123.4

Stock price:
High	$9.88	$10.39	$17.33	$21.15
Low	$5.98	$4.84	$9.92	$14.97

Dividend per share	—	—	—	—

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
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s periodic Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). As of December 31, 2014, an assessment was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (the “COSO 2013 Framework”) of the Treadway Commission. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014, at the reasonable assurance level previously described.
Internal Control over Financial Reporting
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company included within this Form 10-K Management’s Report on Internal Control over Financial Reporting as of December 31, 2014. The Company’s independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting. Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
The information required by Item 10 regarding our directors and other corporate governance matters is incorporated by reference to the Company’s proxy statement for the 2014 annual meeting of stockholders under the captions “Election of Directors”, “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management.” The information required by Item 10 regarding the Company’s executive officers is set forth below. The information required by Item 10 regarding compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the Company’s proxy statement for the 2013 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Daniel A. Ninivaggi Age 50
Mr. Ninivaggi has served as a director of the Company since March 2010 and as co-chief Executive Officer and Chief Executive Officer of Motorparts segment since February 2014. Mr. Ninivaggi was President of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion, from April 2010 to February 2014 and its Chief Executive Officer from August 2010 to February 2014. From January 2011 to May 2012, Mr. Ninivaggi served as the Interim President and Interim Chief Executive Officer of Tropicana Entertainment Inc., a company that is primarily engaged in the business of owning and operating casinos and resorts. From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, a global supplier of automotive seating and electrical power management systems and components, most recently as Executive Vice President and Chief Administrative Officer from 2006 to 2009. Lear Corporation filed for bankruptcy in July 2009 and emerged in November 2009. Mr. Ninivaggi served as Of Counsel to the law firm of Winston & Strawn LLP from July 2009 to March 2010. Mr. Ninivaggi has been a director of: Hertz Global Holdings, Inc., a rental car company, since September 2014; Icahn Enterprises, since March 2012; and Tropicana Entertainment Inc., since January 2011. Mr. Ninivaggi was previously a director of: CVR Refining, LP, an independent downstream energy limited partnership, from January 2013 to September 2014; American Railcar Industries, Inc., a railcar manufacturing company, from June 2013 to February 2014; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, from May 2012 to February 2014; CVR Partners LP, a nitrogen fertilizer company, from May 2012 to February 2014; PSC Metals Inc., a metal recycling company, from April 2012 to February 2014; WestPoint Home LLC, a home textiles manufacturer, from February 2012 to February 2014; Viskase Companies, Inc., a meat casing company, from June 2011 to February 2014; XO Holdings, a competitive provider of telecom services, from August 2010 to February 2014; Motorola Mobility Holdings, Inc., a provider of mobile communication devices, video and data delivery solutions, from December 2010 to May 2012; and CIT Group Inc., a bank holding company, from December 2009 to May 2011. Icahn Enterprises, American Railcar Industries, CVR Refining, CVR Energy, CVR Partners, PSC Metals, WestPoint Home, Viskase Companies, XO Holdings and Tropicana Entertainment are each indirectly controlled by Carl C. Icahn. Mr. Icahn previously had interests in Lear, Motorola Mobility and CIT Group through the ownership of securities. Mr. Ninivaggi received a B.A. in History from Columbia University in 1986, a Masters of Business Administration from the University of Chicago in 1988 and a J.D. from Stanford Law School in 1991.

Rainer Jueckstock Age 55
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

Scott Pepin Age 47
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

Brett D. Pynnonen Age 46
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

Jérôme Rouquet Age 47
Mr. Rouquet has served as senior vice president, finance, Motorparts, and controller and chief accounting officer of the Company since December 2013. Previously, he was interim Chief Financial Officer of the Company from August to December 2013; vice president, controller and chief accounting officer of the company since August 2010; and chief financial officer, Motorparts segment since July 2012. Mr. Rouquet joined the Company in 1996 and held various finance positions of increasing responsibility at regional and group levels across multiple product lines and business units, ultimately serving as Finance Director, Vehicle Safety and Protection. Mr. Rouquet graduated in 1990 from the Institut Superieur de Gestion in Paris, France.

Rajesh Shah Age 63
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

ITEM 11. EXECUTIVE COMPENSATION
Information with respect to compensation of executive officers and directors of the Company under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” in the Company’s proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

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
The Company’s payments to Insight Portfolio Group were less than $0.5 million for both of the years ended December 31, 2014 and 2013. The Company anticipates its 2015 payments to Insight Portfolio Group to be similar to the amounts paid in 2014.

Affiliate Pension Obligations
In July 2013 the Company completed a common stock rights offering. The purchases of shares of common stock in the rights offering increased the indirect control of Mr. Carl C. Icahn to approximately 80.73% of the voting power. As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of December 31, 2014. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $82 million as of December 31, 2014. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.
The current underfunded status of the pension plans of ACF requires it to notify the PBGC of certain “reportable events,” such as if the Company ceases to be a member of the ACF controlled group, or the Company makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.
Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC have undertaken to indemnify Federal-Mogul for any and all liability imposed upon the Company pursuant to the Employee Retirement Income Security Act of 1974, as amended, or any regulation there under (“ERISA”) resulting from the Company being considered a member of a controlled group within the meaning of ERISA § 4001(a)(14) of which American Entertainment Properties Corporation is a member, except with respect to liability in respect to any employee benefit plan, as defined by ERISA § 3(3), maintained by the Company.  Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC are not required to maintain any specific net worth and there can be no guarantee Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC will be able to fund its indemnification obligations to the Company.
Additional Information
Additional information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for the 2015 annual meeting of stockholders under the captions “Director Independence and Controlled Company Status” and “Certain Relationships and Related-Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the fees and services of the Company’s principal accountant under the caption “Fees of Independent Registered Public Accounting Firm” in the Company’s proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
	(Millions of Dollars)
Year ended December 31, 2014:
Valuation allowance for trade receivables	$11	$5	$—	$(5)	(1)	$11

Year ended December 31, 2013:
Valuation allowance for trade receivables	$13	$3	$—	$(5)	(1)	$11

Year ended December 31, 2012:
Valuation allowance for trade receivables	$13	$2	$—	$(2)	(1)	$13

(1)	Uncollectible accounts charged off net of recoveries.

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

	2.3
Letter Agreement, dated April 29, 2014, by and between Federal-Mogul Chassis LLC and Affinia Group Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated April 29, 2014 and filed with the Securities and Exchange Commission on May 2, 2014).

	2.4
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

	4.1
Federal-Mogul U.S. Asbestos Personal Injury Trust Agreement by and among the Company, the Future Claimants Representative, the Official Committee of Asbestos Claimants, the Trustees, Wilmington Trust Company, and the members of the Trust Advisory Committee, dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 27, 2007 and filed with the Securities and Exchange Commission on January 3, 2008).

	4.2
Registration Rights Agreement dated as of December 27, 2007 by and among the company, Thornwood Associates Limited Partnership and the Federal-Mogul Asbestos Personal Injury Trust (Incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated December 27, 2007 and filed with the Securities and Exchange Commission on January 3, 2008.)

	4.3
Amendment and Joinder to Federal-Mogul Corporation Registration Rights Agreement among Federal-Mogul Corporation and IEH FM Holdings LLC (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 9, 2013 and filed with the Securities and Exchange Commission on July 11, 2013.)

	10.1
Term Loan and Revolving Credit Agreement by and among the Company, as Borrower, the Lenders party thereto, Citicorp USA, Inc., as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent dated as of December 27, 2007 (Incorporated by reference to Exhibit 4.11 to the Company’s Current Report on Form 8-K dated December 27, 2007 and filed with the Securities and Exchange Commission on January 3, 2008.)

	10.2
Federal-Mogul Corporation 2010 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2010 and filed with the Securities and Exchange Commission on June 2, 2010). †

	10.3
Form of Stock Appreciation Rights Agreement (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2010 and filed with the Securities and Exchange Commission on June 2, 2010). †

	10.4
Employment Agreement by and between the Company and Rainer Jueckstock dated as of April 1, 2012. (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 20, 2012 and filed with the Securities and Exchange Commission on March 14, 2012). †

*	10.5	Federal-Mogul 2014 Motorparts Management Incentive Plan (MIP). †

*	10.6	Federal-Mogul 2014 Powertrain Management Incentive Plan (MIP). †

*	10.7	Federal-Mogul 2014 Corporate Management Incentive Plan (MIP). †

	10.8
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

	10.9
Employment Agreement by and between the Company and Rajesh K. Shah dated as of December 9, 2013. (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013). †

	10.10
Amendment Agreement dated as of April 15, 2014 to the Term Loan and Revolving Credit Agreement dated as of December 27, 2007 among Federal-Mogul Corporation, Citicorp USA, Inc. and each of the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 14, 2014 and filed with the Securities and Exchange Commission on April 16, 2014).

	10.11
Separation Agreement between the Company and Kevin P. Freeland, dated February 4, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 4, 2014 and filed with the Securities and Exchange Commission on February 10, 2014). †

	10.12
Employment Agreement by and between the Company and Daniel A. Ninivaggi dated as of February 5, 2014. (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 4, 2104 and filed with the Securities and Exchange Commission on February 10, 2014). †

	10.13
Federal-Mogul Corporation 2010 Stock Incentive Plan 2014-15 EVA Award Agreement - Powertrain Segment (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013). †

	10.14
Amended and Restated Share and Asset Purchase Agreement dated as of January 23, 2015 by and between TRW Automotive Inc. and Federal-Mogul Valvetrain Gmbh (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed dated January 23, 2015 and filed with the Securities and Exchange Commission on January 29, 2015).

	10.15
Tax Allocation Agreement by and among American Entertainment Properties Corp. and Federal Mogul Corporation dated as of July 11, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 9, 2013 and filed with the Securities and Exchange Commission on July 11, 2013.)

*	21	Subsidiaries of the Registrant.

*	23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

*	31.1	Certification by the Company’s Co-Chief Executive Officer pursuant to Rule 13a-14

*	31.2	Certification by the Company’s Co-Chief Executive Officer pursuant to Rule 13a-14

*	31.3	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*	32	Certification by the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed Herewith
†	Management contracts and compensatory plans or arrangements.
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

Dated: February 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel A. Ninivaggi	Co-Chief Executive Officer, Federal-Mogul Holdings Corporation Chief Executive Officer, Motorparts Division, Director	February 26, 2015
Daniel A. Ninivaggi

/s/ Rainer Jueckstock	Co-Chief Executive Officer, Federal-Mogul Holdings Corporation Chief Executive Officer, Powertrain Division, Director	February 26, 2015
Rainer Jueckstock

/s/ Rajesh Shah	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2015
Rajesh Shah

/s/ Jérôme Rouquet	Senior Vice President and Controller (Principal Accounting Officer)	February 26, 2015
Jérôme Rouquet

/s/ Thomas W. Elward	Director	February 26, 2015
Thomas W. Elward

/s/ George Feldenkreis	Director	February 26, 2015
George Feldenkreis

/s/ SungHwan Cho	Director	February 26, 2015
SungHwan Cho

/s/ Hunter C. Gary	Director	February 26, 2015
Hunter C. Gary

/s/ J. Michael Laisure	Director	February 26, 2015
J. Michael Laisure

/s/ Neil S. Subin	Director	February 26, 2015
Neil S. Subin