Form 10-Q
period 2015-03-31
Federal-Mogul Holdings Corp
filed 2015-04-29
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of April 27, 2015, there were 169,040,651 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL HOLDINGS CORPORATION
Form 10-Q
For the Three Months Ended March 31, 2015

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars,
	Except per Share Amounts)

Net sales	$1,835	$1,779
Cost of products sold	(1,584)	(1,506)

Gross profit	251	273

Selling, general and administrative expenses	(203)	(181)
Interest expense, net	(35)	(22)
Restructuring expense	(12)	(8)
Equity earnings of non-consolidated affiliates	12	14
Amortization expense	(14)	(12)
Other income (expense), net	2	(6)

Income before income taxes	1	58
Income tax expense	(11)	(17)

Net (loss) income	(10)	41
Less net income attributable to noncontrolling interests	(1)	(1)

Net (loss) income attributable to Federal-Mogul	$(11)	$40

Net (loss) income per common share - basic and diluted

Attributable to Federal-Mogul	$(0.07)	$0.27

See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Net (loss) income	$(10)	$41

Other comprehensive income (loss):

Foreign currency translation adjustments and other	(119)	(4)

Postemployment benefits:
Net unrealized postemployment benefits credits arising during period	14	—
Reclassification of net postemployment benefits costs (credits) included in net income (loss) during period	7	2
Income taxes	—	—
Postemployment benefits, net of tax	21	2

Hedge instruments:
Net unrealized hedging gains (losses) arising during period	1	(2)
Reclassification of net hedging losses included in net income (loss) during the period	—	2
Income taxes	—	—
Hedge instruments, net of tax	1	—

Other comprehensive (loss) income, net of tax	(97)	(2)

Comprehensive (loss) income	(107)	39

Less comprehensive loss attributable to noncontrolling interests	1	—

Comprehensive (loss) income attributable to Federal-Mogul	$(106)	$39
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)

	March 31	December 31
	2015	2014
	(Millions of Dollars)
ASSETS
Current assets:
Cash and equivalents	$323	$332
Accounts receivable, net	1,503	1,419
Inventories, net	1,290	1,215
Prepaid expenses and other current assets	229	225
Total current assets	3,345	3,191

Property, plant and equipment, net	2,295	2,160
Goodwill and other indefinite-lived intangible assets	982	928
Definite-lived intangible assets, net	407	354
Investments in non-consolidated affiliates	257	269
Other noncurrent assets	155	165
	$7,441	$7,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$132	$127
Accounts payable	976	926
Accrued liabilities	537	546
Current portion of pensions and other postemployment benefits liability	44	46
Other current liabilities	194	186
Total current liabilities	1,883	1,831

Long-term debt	2,772	2,563
Pensions and other postemployment benefits liability	1,251	1,282
Long-term portion of deferred income taxes	391	389
Other accrued liabilities	92	93

Shareholders’ equity:
Preferred stock ($0.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($0.01 par value; 450,100,000 authorized shares; 170,636,151 issued shares and 169,040,651 outstanding shares as of March 31, 2015; 151,624,744 issued shares and 150,029,244 outstanding shares as of December 31, 2014)	2	2
Additional paid-in capital, including warrants	2,899	2,649
Accumulated deficit	(697)	(686)
Accumulated other comprehensive loss	(1,237)	(1,142)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	950	806
Noncontrolling interests	102	103
Total shareholders’ equity	1,052	909
	$7,441	$7,067
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Cash Provided From (Used By) Operating Activities
Net (loss) income	$(10)	$41
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	83	80
Restructuring expense	12	8
Payments against restructuring liabilities	(16)	(10)
Equity earnings of non-consolidated affiliates	(12)	(14)
Change in postemployment benefits	(9)	(17)
Deferred tax benefit	(1)	(1)
Loss on sale of equity method investment	11	—
Gain on sale of assets	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	(129)	(105)
Inventories	(101)	(28)
Accounts payable	108	83
Other assets and liabilities	(31)	(20)
Net Cash (Used by) Provided From Operating Activities	(99)	17

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(108)	(96)
Payments to acquire businesses, net of cash acquired	(305)	(25)
Net proceeds from sale of equity method investment	15	—
Net proceeds from sales of property, plant and equipment	8	4
Net Cash Used By Investing Activities	(390)	(117)

Cash Provided From (Used By) Financing Activities
Proceeds from equity rights offering net of related fees	250	—
Proceeds from draws on revolving line of credit	339	—
Payments on revolving line of credit	(124)	—
Principal payments on term loans	(7)	(3)
Decrease in other long-term debt	(2)	(2)
Increase (decrease) in short-term debt	8	(1)
Net remittances on servicing of factoring arrangements	—	(2)
Net Cash Provided From (Used By) Financing Activities	464	(8)

Effect of foreign currency exchange rate fluctuations on cash	16	(1)

Decrease in cash and equivalents	(9)	(109)
Cash and equivalents at beginning of period	332	761
Cash and equivalents at end of period	$323	$652

See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2015

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
Interim Financial Statements: The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, comprehensive income, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
Principles of Consolidation: The Company consolidates into its financial statements all wholly-owned and any partially-owned subsidiaries that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. See Note 9, Investment in Non-consolidated Affiliates for discussion regarding the Company's subsidiaries that are subject to regulatory control.
The Company does not consolidate any entity for which it has a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, the Company’s affiliates are businesses established and maintained in connection with the Company's operating strategy. All intercompany transactions and balances have been eliminated.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.
Controlling Ownership: As of March 31, 2015, Mr. Carl C. Icahn indirectly controls approximately 81.99% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.
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
The Company’s payments to Insight Portfolio Group were less than $0.5 million during 2014. The Company anticipates its 2015 payments to Insight Portfolio Group to be similar to the amounts paid in 2014.
Factoring of Trade Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	March 31	December 31
	2015	2014
	(Millions of Dollars)
Gross accounts receivable factored	$326	$306
Gross accounts receivable factored, qualifying as sales	308	293
Undrawn cash on factored accounts receivable	2	2

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$390	$410
Losses on sales of account receivables	(2)	(2)

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $19 million and $17 million as of March 31, 2015 and December 31, 2014, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.
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

Noncontrolling Interests: The following table presents a rollforward of the changes in noncontrolling interests:

Three Months
Ended
March 31
2015
(Millions of Dollars)

Equity balance of non-controlling interests as of December 31, 2014	$103

Comprehensive income (loss):
Net income	1
Foreign currency adjustments and other	(2)

Equity balance of non-controlling interests as of March 31, 2015	$102

New Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This ASU clarifies the principles for recognizing revenue and provides a common revenue standard for U.S. GAAP and International Financial Reporting Standards ("IFRS"). The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, comprehensive income, cash flows and/or disclosures.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Topic 225): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU is effective for annual periods ending after December 15, 2015, and for annual periods and interim periods thereafter, and reduces complexity of accounting standards by eliminating from GAAP the concept of extraordinary items. The Company expects the adoption of this guidance will have no impact on the Company's financial position, results of operations, comprehensive income, cash flows and disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU is effective for annual periods ending after December 15, 2015, and for annual periods and interim periods thereafter, and change the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The Company expects the adoption of this guidance will have no impact on the Company's financial position, results of operations, comprehensive income, cash flows and disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs: This ASU is effective for for annual reporting periods beginning after December 15, 2015, with early adoption permitted. This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, comprehensive income, cash flows and/or disclosures.

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

The costs contained within “Restructuring expense” in the Company’s consolidated statements of operations contain two types: employee costs (principally termination benefits) and facility closure and other costs. Termination benefits are accounted for in accordance with FASB ASC Topic 712, Compensation – Nonretirement Postemployment Benefits, and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Termination benefits are also accounted for in accordance with FASB ASC Topic 420, Exit or Disposal Cost Obligations (“FASB ASC 420”), for one-time termination benefits and are recorded dependent upon future service requirements. Facility closure and other costs are accounted for in accordance with FASB ASC 420 and are recorded when the liability is incurred.
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
The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the three months ended March 31, 2015 by reporting segment.

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at December 31, 2014	$36	$16	$52	$1	$53
Provisions	6	6	12	—	12
Payments	(10)	(5)	(15)	(1)	(16)
Acquisitions	2	—	2	—	2
Foreign Currency	(3)	(1)	(4)	—	(4)
Balance at March 31, 2015	$31	$16	$47	$—	$47

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the three months ended March 31, 2015. As the table reflects facility closure and other costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Closure and Other Costs	Total
	(Millions of Dollars)
Balance at December 31, 2014	$51	$2	$53
Provisions	10	2	12
Payments	(13)	(3)	(16)
Acquisitions	2	—	2
Foreign Currency	(4)	—	(4)
Balance at March 31, 2015	$46	$1	$47

The Company recognized net restructuring expenses of $8 million during the three months ended March 31, 2014. Of these expenses, $7 million was related to employee costs and $1 million was related facility closure and other costs.

Activities under Restructuring Programs
In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities in order to improve operating performance. As such, the Company has initiated several programs and will continue to evaluate alternatives to align its business with executive management's strategy.

The following table provides a summary of the Company's restructuring activities which commenced in the first quarter of 2013 and through the first quarter of 2015. During the first quarter of 2015, certain claims for additional severance were brought against the Company related to one of its restructuring activities. The expected costs associated with both the asserted and unasserted claims are included within the employee cost category. While the Company has recorded its best estimate, the cost associated with those actions could increase; however, the Company does not expect the incremental costs to exceed $10 million.

	Total Expected Costs	Costs in 2013	Costs in 2014	First Quarter 2015	Estimated Additional Costs
	(Millions of dollars)
Employee costs	$133	$38	$76	$8	$11
Facility closure and other costs	9	1	6	2	—
	$142	$39	$82	$10	$11

3.	OTHER INCOME (EXPENSE), NET
The specific components of “Other income (expense), net” are as follows:

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Loss on sale of equity method investment	$(11)	$—
Adjustment of assets to fair value	5	(1)
Gain on sale of assets	4	—
Third-party royalty income	2	2
Legal separation costs	(2)	—
Foreign currency exchange	1	(3)
Losses on sales of account receivables	(2)	(2)
Other	5	(2)
	$2	$(6)

Loss on sale of equity method investment: During the three months ended March 31, 2015 the Company recognized an $11 million loss on the disposition of an equity method investment. See Note 9, Investment in Non-consolidated Affiliates for further details.

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
A valuation of the assets from the Affinia chassis business acquisition resulted in $71 million allocated to tangible net assets, $26 million allocated to goodwill, and $52 million allocated to other intangible assets based on estimated fair values as of the acquisition date as determined by third party valuation specialists. The valuation of assets was performed utilizing cost, income and market approaches.
On July 11, 2014, the Company completed the purchase of certain business assets of the Honeywell brake component business including two recently established manufacturing facilities in China and Romania which substantially strengthens the manufacturing and engineering capabilities of the Company's current global braking portfolio. The business was acquired through a combination of asset and stock purchases for a base purchase price of $170 million and a provisional estimate of $15 million subject to certain customary post-closing adjustments, contingent consideration and other liabilities.
A valuation of the assets from the Honeywell brake component business acquisition was performed utilizing cost, income and market approaches resulting in $185 million allocated to tangible net assets.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing certain customary post-closing adjustments which could have an effect on the third-party valuations of certain tangible assets; thus, the provisional measurements of net assets are subject to change.

	Estimated Fair Value as of December 31, 2014	Measurement Period Adjustments	Estimated Fair Value as of March 31, 2015
	(Millions of Dollars)
Cash, net of assumed debt	$6	$—	$6
Accounts receivable, net	108	—	108
Inventory, net	75	—	75
Property, plant and equipment, net	189	1	190
Accounts payable	(107)	—	(107)
Acquired post-employment benefits	(81)	—	(81)
Other net assets	(6)	—	(6)
Total identifiable net assets	$184	$1	$185

On February 6, 2015, the Company completed the acquisition of certain assets of the TRW engine components business. The business was acquired through a combination of asset and stock purchases for a base purchase price of approximately $313 million with $6 million of consideration to be payable upon certain conditions being met, as defined within the Amended and Restated Share and Asset Purchase Agreement dated January 23, 2015. The purchase price was funded primarily from the available Replacement Revolver Facility and is subject to certain customary closing and post-closing adjustments. The acquisition of certain assets of the TRW engine components business adds a completely new product line to the Company's portfolio, strengthens the Company's position as a leading developer and supplier of core components for engines, and enhances the Company's ability to support its customers to improve fuel economy and reduce emissions.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing certain customary post-closing adjustments which could have an effect on the third-party valuations of certain tangible assets; thus, the provisional measurements of net assets are subject to change.

Estimated Fair Value
(Millions of Dollars)
Cash	$8
Accounts receivable, net	16
Inventory, net	31
Property, plant and equipment, net	227
Goodwill	51
Other identified intangible assets	69
Accounts payable	(11)
Accrued liabilities	(31)
Acquired post-employment benefits	(45)
Other net assets	4
Total identifiable net assets	$319
In addition to the benefits noted above, goodwill is created from the expected synergies through the integration of the engine components business into the existing Powertrain segment which will allow for improved profitability.
The following proforma results for the three months ended March 31, 2015 and 2014 assumes the Affinia chassis business acquisition, the purchase of Honeywell's friction business, and the acquisition of certain assets of the TRW engine components business occurred as of the beginning of 2014 and is inclusive of provisional purchase price adjustments. The proforma results are not necessarily indicative of the results that actually would have been obtained.

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars, Except Per Share Amounts)
	Unaudited

Net sales	$1,879	$2,096

Net income (loss) attributable to Federal-Mogul	$(11)	$43

Earnings (loss) per share attributable to Federal-Mogul - basic and diluted	$(0.07)	$0.29

During the three months ended March 31, 2015, the Company recorded $1 million in transaction related expenses, primarily legal and other professional fees, associated with the acquisition of certain assets of the TRW engine components business. These expenses are recorded in "Selling, general and administrative expenses" within the consolidated statement of operations.

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
Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	March 31	December 31
	2015	2014
	(Millions of Dollars)
Combined notional value	$34	$36
Combined notional value designated as hedging instruments	34	36
Unrealized net gain (loss) recorded in “Accumulated other comprehensive loss”	—	(1)

Substantially all of the commodity price hedge contracts mature within one year.
Foreign Currency Risk
The Company manufactures and sells its products in North America, South America, Asia, Europe, Australia and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company’s operating results are primarily exposed to changes in exchange rates between the U.S. dollar and various global currencies.
The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with the Company's commodity hedging program. In order to obtain critical terms match for commodity exposure, the Company engages the use of foreign exchange contracts. The Company does not hold any foreign currency price hedge contracts at March 31, 2015 or December 31, 2014.

Other
The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Other income (expense), net”. Derivative gains and losses included in “Accumulated other comprehensive loss” for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Other income (expense), net” for outstanding hedges and either “Cost of products sold” or “Other income (expense), net” upon hedge maturity.

Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during the three months ended March 31, 2015. One Motorparts' customer accounts for approximately 11% of the Company’s net accounts receivable balance as of March 31, 2015. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.
The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments, all of which were designated as cash flow hedging instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	March 31	December 31	Balance Sheet	March 31	December 31
	Location	2015	2014	Location	2015	2014
	(Millions of Dollars)
Derivatives designated as cash flow hedging instruments:
Commodity contracts	Other current liabilities	$2	$1	Other current liabilities	$(2)	$(2)

The following table discloses the effect of the Company’s derivative instruments on the consolidated statement of operations and consolidated statement of comprehensive income (loss) for the three months ended March 31, 2015:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
	(Millions of Dollars)
Commodity contracts	$1	Cost of products sold	$—

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

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at March 31, 2015 and December 31, 2014 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
	(Millions of Dollars)
March 31, 2015
Commodity contracts	$—	$—	C

December 31, 2014
Commodity contracts	(1)	(1)	C

The Company calculates the fair value of its commodity contracts and foreign currency contracts using quoted commodity forward rates and quoted currency forward rates, respectively, to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on quoted bank deposit rates.

7.	INVENTORIES
Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out method at March 31, 2015 and December 31, 2014. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.
Net inventories consist of the following:

	March 31	December 31
	2015	2014
	(Millions of Dollars)
Raw materials	$235	$232
Work-in-process	186	171
Finished products	987	934
	1,408	1,337
Inventory valuation allowance	(118)	(122)
	$1,290	$1,215

8.	GOODWILL AND OTHER INTANGIBLE ASSETS
At March 31, 2015 and December 31, 2014, goodwill and other indefinite-lived intangible assets consist of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
	(Millions of Dollars)
Goodwill	$1,439	$(684)	$755	$1,391	$(690)	$701
Trademarks and brand names	425	(198)	227	425	(198)	227
	$1,864	$(882)	$982	$1,816	$(888)	$928

At March 31, 2015 and December 31, 2014, definite-lived intangible assets consist of the following:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Millions of Dollars)
Developed technology	$134	$(77)	$57	$116	$(73)	$43
Customer relationships	647	(297)	350	598	(287)	311
	$781	$(374)	$407	$714	$(360)	$354

The following is a quarterly summary of the Company’s goodwill as of and for the three months ended March 31, 2015:

	Powertrain	Motorparts	Net Carrying Amount
	(Millions of Dollars)
Balance at December 31, 2014	$490	$211	$701
2014 impairment finalization	—	6	6
Acquisitions	51	—	51
Foreign currency	(3)	—	(3)
Balance at March 31, 2015	$538	$217	$755

Given the complexity of the calculation, the Company had not finalized “Step 2” of its annual goodwill impairment assessment for the year ended December 31, 2014 prior to filing its annual report on Form 10-K. The goodwill impairment charge recognized during the fourth quarter of 2014 was $120 million. During the quarter ended March 31, 2015, the Company completed this assessment, and recorded a reduction of $6 million to its initial goodwill impairment charge. The goodwill impairment charge was required to adjust the carrying value of goodwill to estimated fair value. The estimated fair value was determined based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.

The following is a quarterly summary of the Company’s trademarks and brand names as of and for the three months ended March 31, 2015:

	Powertrain	Motorparts	Net Carrying Amount
	(Millions of Dollars)
Balance at December 31, 2014	$4	$223	$227
Foreign currency	—	—	—
Balance at March 31, 2015	$4	$223	$227

The following is a quarterly summary of the Company’s definite-lived intangible assets (net) as of and for the three months ended March 31, 2015:

	Powertrain	Motorparts	Net Carrying Amount
	(Millions of Dollars)
Balance at December 31, 2014	$53	$301	$354
Acquisitions	69	—	69
Amortization expense	(3)	(11)	(14)
Foreign currency	(2)	—	(2)
Balance at March 31, 2015	$117	$290	$407

During the three months ended March 31, 2015, the Company recorded $51 million of goodwill, $52 million of customer relationships and $17 million of developed technology in connection with its February 2015 acquisition of certain assets of the TRW engine components business. See Note 4, Acquisitions, for further detail on the acquisition.
The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.
The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows:

Millions of Dollars
2015	$42
2016	55
2017	54
2018	46
2019	46
Thereafter	164
$407

9.	INVESTMENT IN NON-CONSOLIDATED AFFILIATES
The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, Korea, Turkey, India and the United States. With the exception of the deconsolidated business discussed below, the Company generally equates control to ownership percentage whereby investments that are more than 50% owned are consolidated.
As part of the regulatory approval related to the acquisition of certain business assets of the Honeywell brake component business, the Company committed to divest, or procure the divestiture of the commercial vehicle brake pads business relating to original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) market in the European Economic Area (“EEA”), based at the manufacturing plant in Marienheide, Germany and light vehicle brake pads business relating to the OE market in the EEA, based at the manufacturing plant in Noyon, France (collectively, the “Divestment Business”).  Furthermore, to the extent possible, the Company committed to keep the Divestment Business separate from the business(es) it is retaining, and unless explicitly permitted committed to ensure: (i) management and staff have no involvement in the Divestment Business; (ii) certain key personnel of the Divestment Business have no involvement in any business retained by the Company and do not report to any individual outside the Divestment Business. As such, as of June 30, 2014 the Company deconsolidated its subsidiaries or group of assets which were subject to regulatory commitments and recorded an investment in unconsolidated subsidiary, which was accounted for as an equity method investment until disposition. As of March 31, 2015, the disposition of the Divestment Business was complete. As a result of the disposition, the Company recognized an $11 million loss on disposal recorded in the line item "Other income (expense), net" in the Company's Condensed Consolidated Statements of Operations.

The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s affiliations are businesses established and maintained in connection with its operating strategy and are not special purpose entities.
The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	March 31	December 31
	2015	2014
	(Millions of Dollars)
Investments in non-consolidated affiliates	$257	$269

Direct ownership percentages	2% to 50%	2% to 100%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Equity earnings of non-consolidated affiliates	$12	$14

The following table presents selected aggregated financial information of the Company’s non-consolidated affiliates:

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Statements of Operations
Sales	$213	$221
Gross profit	43	47
Income from continuing operations	33	38
Net income	30	33

10.	ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	March 31	December 31
	2015	2014
	(Millions of Dollars)
Accrued compensation	$205	$177
Accrued rebates	116	149
Non-income taxes payable	58	52
Restructuring liabilities	47	53
Alleged defective products	31	30
Accrued professional services	30	28
Accrued product returns	22	24
Accrued income taxes	17	24
Accrued warranty	11	9
	$537	$546

11.	DEBT
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
In accordance with FASB ASC Topic No. 405, Extinguishments of Liabilities, the Company recognized a $24 million non-cash loss on the extinguishment of debt attributable to the write-off of the unamortized fair value adjustment and unamortized debt issuance costs which was recorded in the line item “Loss on Debt Extinguishment” in the Company’s Condensed Consolidated Statements of Operations in the second quarter of 2014.
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
In connection with the New Term Facilities, the Company incurred original issue discount of $9 million and debt issuance costs of $6 million in connection with the New Tranche C Facility and original issue discount of $2 million and debt issuance costs of $6 million in connection with the New Tranche B Facility. The discount and debt issuance costs are being amortized to interest expense over the terms of the loans of 84 months and 48 months, respectively. As noted above, the unamortized fair value adjustment established when applying the provisions of fresh-start reporting to the Company's Credit agreement was written off upon the closing of the New Term Facilities.
Interest expense associated with the amortization of the original issue discount, debt issuance costs and fair value adjustment recognized in the Company’s consolidated statements of operations, consists of the following:

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Amortization of debt issuance fees	$1	$—
Amortization of fair value adjustment	—	6
	$1	$6
The amortization of the original issue discount was less than one million for the three months ended March 31, 2015.

Debt consists of the following:	March 31	December 31
	2015	2014
	(Millions of Dollars)
Loans under New Term Facilities:
Revolver	$215	$—
Tranche B term loan	697	698
Tranche C term loan	1,891	1,895
Debt Discount	(10)	(10)

Other debt, primarily foreign instruments	111	107
	2,904	2,690
Less:
Short-term debt, including current maturities of long-term debt	(132)	(127)
Total long-term debt	$2,772	$2,563

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
The Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants as of March 31, 2015 and December 31, 2014.
The Replacement Revolving Facility has an available borrowing base of $301 million and $516 million as of March 31, 2015 and December 31, 2014, respectively. The Company had $34 million of letters of credit outstanding as of March 31, 2015 and December 31, 2014, respectively, pertaining to the Replacement Revolving Facility. To the extent letters of credit associated with the Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.
Estimated fair values of the Company’s term loans under the Credit Agreement were:

	Estimated Fair Value (Level 1)	Carrying Value in Excess of Fair Value	Valuation Technique
	(Millions of Dollars)
March 31, 2015
Term Loans	$2,565	$(13)	A

December 31, 2014
Term Loans	$2,571	$(12)	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of March 31, 2015 and December 31, 2014. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 6, Fair Value Measurements, for definitions of input levels and valuation techniques.

12.	PENSIONS AND OTHER POSTEMPLOYMENT BENEFITS
The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postemployment Benefits” or “OPEB”) for certain employees and retirees around the world.
Components of net periodic benefit cost (credit) for the three and three months ended March 31, 2015 and 2014 are as follows:

	Pension Benefits				Other Postemployment
	United States Plans		Non-U.S. Plans		Benefits
	2015	2014	2015	2014	2015	2014
	(Millions of Dollars)
Service cost	$1	$1	$4	$3	$—	$—
Interest cost	12	13	2	4	3	3
Expected return on plan assets	(15)	(16)	—	—	—	—
Amortization of actuarial losses	3	1	3	1	2	1
Amortization of prior service credits	—	—	—	—	(1)	(1)
Net periodic benefit cost (credit)	$1	$(1)	$9	$8	$4	$3

13.	INCOME TAXES
For the three months ended March 31, 2015, the Company recorded income tax expense of $11 million on income before income taxes of $1 million. This compares to income tax expense of $17 million on income from operations before income taxes of $58 million in the same period of 2014. Income tax expense for the three months ended March 31, 2015 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits. The income tax expense for the three months ended March 31, 2014 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes, partially offset by pre-tax losses with no tax benefits.
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
Total environmental liabilities, determined on an undiscounted basis, are included in the consolidated balance sheets as follows:

	March 31	December 31
	2015	2014
	(Millions of Dollars)
Other current liabilities	$5	$6
Other accrued liabilities (noncurrent)	10	9
	$15	$15

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2015, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $35 million.

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
The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	March 31	December 31
	2015	2014
	(Millions of Dollars)
Other current liabilities	$2	$3
Other accrued liabilities (noncurrent)	17	21
	$19	$24

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

Affiliate Pension Obligations

As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity,

ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of March 31, 2015. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $77 million as of March 31, 2015. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.
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
The following represents the Company’s changes in accumulated other comprehensive loss ("AOCL") by component for the three months ended March 31, 2015:

	Foreign Currency Translation Adjustments	Gains and Losses on Cash Flow Hedges	Post- employment Benefits	Total
	(Millions of Dollars)
Balance at December 31, 2014	$(482)	$(17)	$(643)	$(1,142)

Other comprehensive income (loss) before reclassifications	(117)	1	14	(102)
Amounts reclassified from AOCL	—	—	7	7
Income taxes	—	—	—	—
Other comprehensive income (loss)	(117)	1	21	(95)

Balance March 31, 2015	$(599)	$(16)	$(622)	$(1,237)

16.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Items not reclassified in their entirety out of AOCL to net income are as follows:

	Three Months Ended		Affected Line Item in the
	March 31		Statement Where Net Income
	2015	2014	is Presented

Losses on cash flow hedges
Commodity contracts	$—	$(1)	Cost of products sold
Foreign currency contracts	—	(1)	Cost of products sold
Total	—	(2)
Income taxes	—	—	Income tax expense
Net of tax	—	(2)

Postemployment benefits
Amortization of actuarial losses	(8)	(3)	Cost of products sold and Selling, general and administrative expenses ("SG&A")
Amortization of prior service credits	1	1	Cost of products sold and SG&A
Total	(7)	(2)
Income taxes	—	—	Income tax (expense) benefit
Net of tax	(7)	(2)

Total reclassifications	$(7)	$(4)

17.	STOCK-BASED COMPENSATION
A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the three months ended March 31, 2015 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Millions)
Outstanding at December 31, 2014	796	$19.51	1.4	$—
Exercised	—	—
Forfeited	(79)	17.65
Outstanding at March 31, 2015	717	$19.71	1.3	$—

Exercisable at March 31, 2015	717	$19.71	1.3	$—

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,043,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on the grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vested 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. All 2010 SARs were expired as of March 31, 2015. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercised in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company recognized SARs income of $1 million for the three months ended March 31, 2015 and 2014, respectively.

The March 31, 2015 and December 31, 2014 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	March 31, 2015		December 31, 2014
	2012 SARs	2011 SARs	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.64	$21.03	$17.16
Expected volatility	38%	38%	39%	39%	39%
Expected dividend yield	—%	—%	—%	—%	—%
Expected forfeitures	—%	—%	—%	—%	—%
Risk-free rate over the expected life	0.25%	0.13%	0.28%	0.14%	0.03%
Expected life (in years)	1.0	0.5	1.1	0.6	0.1
Fair value (in millions)	$0.2	$—	$0.6	$0.2	$—
Fair value of vested portion (in millions)	$0.2	$—	$0.4	$0.2	$—

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

18.	INCOME (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic and diluted income (loss) per common share attributable to Federal-Mogul:

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars, Except per Share Amounts)
Net (loss) income attributable to Federal-Mogul	$(11)	$40

Weighted average shares outstanding, basic and diluted (in millions)	151.3	150.0

Net (loss) income per common share, basic and diluted, attributable to Federal-Mogul	$(0.07)	$0.27

As a result of the Company's common stock registered rights offering announced in February 2015, the Company's total shares outstanding increased by 19,011,407 to 169,040,651 shares outstanding as of March 26, 2015.
Warrants to purchase 6,951,871 common shares, which expired December 27, 2014, were not included in the computation of diluted earnings per shares, because the exercise price was greater than the average market price of the Company’s common shares during the three months ended March 31, 2014.

19.    OPERATIONS BY REPORTING SEGMENT
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

The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA provides supplemental information for management and investors to evaluate the operating performance of its business. Management uses and believes that investors benefit from referring to Operational EBITDA in assessing the Company’s operating results. Operational EBITDA presents a performance measure exclusive of capital structure and the method by which net assets were acquired, disposed of, or financed.  In 2014, the Company expanded its definition of Operational EBITDA to exclude acquisition related, legal separation and headquarters relocation costs. Accordingly, Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses, the income statement impacts associated with SARs, loss on extinguishment of debt and costs associated with acquisitions, legal separation and headquarters relocation. Comparable periods have been adjusted to conform to this definition.

Net sales, cost of products sold and gross profit information are as follows:

	Three Months Ended March 31
	Net Sales		Cost of Products Sold		Gross Profit
	2015	2014	2015	2014	2015	2014
	(Millions of Dollars)
Powertrain	$1,138	$1,138	$(996)	$(990)	$142	$148
Motorparts	773	720	(664)	(595)	109	125
Inter-segment eliminations	(76)	(79)	76	79	—	—
Total Reporting Segment	$1,835	$1,779	$(1,584)	$(1,506)	$251	$273

Operational EBITDA and the reconciliation to net (loss) income are as follows:

	Three Months Ended
	March 31
	2015	2014

Powertrain	$110	$117
Motorparts	30	52
Total Operational EBITDA	140	169

Depreciation and amortization	(83)	(80)
Interest expense, net	(35)	(22)
Restructuring expense	(12)	(8)
Loss on sale of equity method investment	(11)	—
Acquisition related costs	(4)	(2)
Legal separation costs	(1)	—
Non-service cost components associated with U.S. based funded pension plans	—	2
Adjustment of assets to fair value	5	(1)
Stock appreciation rights	1	1
Headquarters relocation costs	—	(1)
Income tax expense	(11)	(17)
Other	1	—
Net (loss) income	$(10)	$41

Total assets are as follows:

	March 31	December 31
	2015	2014
	(Millions of Dollars)
Powertrain	$3,835	$3,485
Motorparts	3,285	3,355
Total Reporting Segment Assets	7,120	6,840
Corporate	321	227
Total Company Assets	$7,441	$7,067

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
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) filed on February 27, 2015 as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

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

On February 24, 2015, the Company announced that it would defer the previously announced spin-off of its Motorparts division to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in the Motorparts division. The Company’s board of directors intends to revisit the timing of the spin-off prior to December 31, 2015. Meanwhile the company will continue to operate as two separate, independent divisions. No assurances can be given regarding the ultimate timing of the separation or that it will be consummated.

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
The Company has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned non-consolidated affiliates. During the three months ended March 31, 2015, the Company derived 36% of its sales in the United States and 64% internationally. The Company has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Romania, Russia, South Africa and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
The Company offers its customers a diverse array of market-leading products for OE and replacement parts (“aftermarket”) applications, including pistons, piston rings, piston pins, cylinder liners, valve seats and guides, engine valves, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, brake disc pads, brake linings, brake blocks, element resistant systems protection sleeving products, acoustic shielding, flexible heat shields, brake system components, chassis products, wipers and lighting.
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
The Powertrain segment primarily represents the Company’s OE business. About 93% of Powertrain's sales are to OE customers, with the remaining 7% of its sales being sold directly to Motorparts for eventual distribution, by Motorparts, to customers in the independent aftermarket. Discussions about the Company’s Powertrain segment or its OE business should be seen as analogous. The performance of Powertrain is therefore highly correlated to changes in regional OEM light and commercial vehicle production, together with the changes in the mix of technologies (such as between light vehicle gasoline and light vehicle diesel), and changes in demand for non-automotive and industrial applications. These drivers are enhanced by the rate at which the Company gains new programs, which is itself affected by the rate at which the OEM’s make improvements to emissions and fuel economy – some in response to regional regulations. The Motorparts segment primarily represents the Company’s aftermarket business. About 70% of Motorparts' sales are to the customers in the independent aftermarket. The remaining 30% of the Motorparts business is to OEM or tier 1 suppliers to OEM, and the OES market, essentially, dealer supplied replacement parts – a feature more prevalent in Europe than in North America. The OES market is subject to the same general commercial patterns as the aftermarket business. The performance of Motorparts is therefore highly correlated to the factors that variously influence the different regional replacement parts markets around the world, such as vehicle miles driven, the average age of vehicles on the road, the size of the regional vehicle parcs and levels of consumer confidence. These drivers are enhanced by the relative strength of the aftermarket brands and the breadth of the portfolio offered relative to the changing needs of the local markets.
For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report

Consolidated Results – Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

Net sales:

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Powertrain	$1,138	$1,138
Motorparts	773	720
Inter-segment eliminations	(76)	(79)
Total	$1,835	$1,779

The percentage of net sales by group and region for the three months ended March 31, 2015 and 2014 are listed below.

	Powertrain	Motorparts	Total
2015
North America	36%	54%	43%
EMEA	47%	39%	44%
Rest of World	17%	7%	13%

2014
North America	33%	56%	42%
EMEA	50%	38%	45%
Rest of World	17%	6%	13%

Cost of products sold:

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Powertrain	$(996)	$(990)
Motorparts	(664)	(595)
Inter-segment eliminations	76	79
Total Reporting Segment	$(1,584)	$(1,506)

Gross profit:

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Powertrain	$142	$148
Motorparts	109	125
Total Reporting Segment	$251	$273

Consolidated sales increased by $56 million or 3%, to $1,835 million for the three months ended March 31, 2015 from $1,779 million in the same period of 2014. The company was negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $160 million. On a constant dollar basis, sales increased by 12% or $216 million, net of customer price reductions of $4 million. This sales growth is comprised of an increase in Powertrain's external sales of $113 million, reflecting the inclusion of the acquisition of certain assets of the TRW engine components business as well as increases in volume and market share gains in the quarter. External sales in the Motorparts division increased by $103 million, driven by the Affinia chassis and the Honeywell brake component business acquisition.

Consolidated gross profit decreased by $22 million to $251 million, or 13.7% of sales, for the three months ended March 31, 2015 compared to $273 million, or 15.3% of sales in the same period of 2014. The favorable impact on gross profit due to increased external sales volumes/mix of $29 million and the favorable sourcing savings of $8 million were offset by unfavorable currency impact of $32 million, project costs and costs related to Motorparts strategic initiatives of $18 million, net customer price reductions of $4 million, increased depreciation of $3 million and unfavorable productivity of $2 million. The decrease in gross margin percentage was primarily due to negative currency impact and strategic initiative costs in the Motorparts division.

Reporting Segment Results – Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
The following table provides a reconciliation of changes in sales, cost of products sold, gross profit and Operational EBITDA for the three months ended March 31, 2015 compared with the three months ended March 31, 2014 for each of the Company’s reporting segments. In 2014 the Company expanded its definition of Operational EBITDA to exclude acquisition related, legal separation and headquarters relocation costs. Accordingly, Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, OPEB curtailment gains or losses, the income statement impacts associated with stock appreciation rights, loss on extinguishment of debt and costs associated with acquisitions, legal separation and headquarters relocation. Comparable periods have been adjusted to conform to this definition.

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
Sales
Three months ended March 31, 2014	$1,138	$720	$(79)	$1,779
External sales volumes	120	100	—	220
Inter-segment sales volumes	(2)	(1)	3	—
Customer pricing	(7)	3	—	(4)
Foreign currency	(111)	(49)	—	(160)
Three months ended March 31, 2015	$1,138	$773	$(76)	$1,835

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Cost of Products Sold
Three months ended March 31, 2014	$(990)	$(595)	$79	$(1,506)
External sales volumes / mix	(101)	(90)	—	(191)
Inter-segment sales volumes	2	1	(3)	—
Productivity, net of inflation	(3)	1	—	(2)
Project costs / strategic initiatives	(1)	(17)	—	(18)
Materials and services sourcing	4	4	—	8
Depreciation	(1)	(2)	—	(3)
Foreign currency	94	34	—	128
Three months ended March 31, 2015	$(996)	$(664)	$76	$(1,584)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Gross Profit
Three months ended March 31, 2014	$148	$125	$—	$273
External sales volumes / mix	19	10	—	29
Inter-segment sales volumes	—	—	—	—
Customer pricing	(7)	3	—	(4)
Productivity, net of inflation	(3)	1	—	(2)
Project costs / strategic initiatives	(1)	(17)	—	(18)
Materials and services sourcing	4	4	—	8
Depreciation	(1)	(2)	—	(3)
Foreign currency	(17)	(15)	—	(32)
Three months ended March 31, 2015	$142	$109	$—	$251

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Operational EBITDA
Three months ended March 31, 2014	$117	$52	$—	$169
External sales volumes / mix	21	2	—	23
Customer pricing	(7)	3	—	(4)
Productivity, net of inflation	(5)	(5)	—	(10)
Project costs / strategic initiatives	(2)	(27)	—	(29)
Sourcing, cost of products sold	4	4	—	8
Sourcing, SG&A	—	1	—	1
Equity earnings in non-consolidated affiliates	(1)	1	—	—
Foreign currency	(15)	(8)	—	(23)
Other	(2)	7	—	5
Three months ended March 31, 2015	$110	$30	$—	$140

Depreciation and amortization				(83)
Interest expense, net				(35)
Restructuring expense				(12)
Loss on sale of equity method investment				(11)
Acquisition related costs				(4)
Legal separation costs				(1)
Adjustment of assets to fair value				5
Stock appreciation rights				1
Income tax expense				(11)
Other				1
Net loss				$(10)

Powertrain
Sales were $1,138 million for the three months ended March 31, 2015 and for the same period of 2014. The Powertrain division generated approximately 70% of its sales outside of the United States and the resulting currency movements decreased sales by approximately $111 million. Therefore, on a constant dollar basis, external sales increased 12% compared to Q1 2014. The increase in Powertrain’s sales reflects the inclusion of the acquisition of certain assets of the TRW engine components business, which closed on February 6, 2015, as well as increases in volume and market share gains which together, increased sales by $113 million. This includes the impact of customer price decreases of $7 million. When excluding the impact of sales from the acquisition of certain assets of the TRW engine components business, sales in North America increased by 4%, while light vehicle production and commercial vehicle production increased by 1% and 18%, respectively. In EMEA, sales increased by 4% compared to flat light vehicle production and a 2% increase in commercial vehicle production. Revenue in ROW increased by 4% compared to an increase in light vehicle production of 2% and a decrease in commercial vehicle production of 9%. When taking into account Powertrain's regional and market mix, its sales therefore grew in excess of underlying market demand.

The increase in gross profit from higher sales and materials and services sourcing savings was offset by negative exchange impacts, customer price reductions and negative productivity. Gross margin percentage decreased slightly from 13.0% in 2014 to 12.5% of sales for the three months ended March 31, 2015 primarily due to the negative impact from currency changes and customer price reductions.

Operational EBITDA decreased by $7 million to $110 million or 9.7% of sales for the three months ended March 31, 2015 from $117 million or 10.3% of sales in the same period of 2014 primarily due to lower gross profit.

Motorparts
Sales increased by $53 million, or 7%, to $773 million for the three months ended March 31, 2015 from $720 million in the same period of 2014. Excluding the unfavorable currency impact of $49 million, sales increased by $102 million or 15%, on a constant dollar basis. This increase was primarily related to the Affinia chassis and the Honeywell brake component acquisitions, net of the loss of sales from the divestitures of two facilities in the quarter. This was partially offset by lower sales in the North American aftermarket due to distribution center consolidation and related IT implementation inefficiencies in the first part of the quarter. On a comparable basis, excluding exchange and the Honeywell acquisition, sales in EMEA were relatively flat compared to Q1 2014 notwithstanding continued weakness in Eastern Europe. Aftermarket sales in Western Europe, excluding the impact of exchange, were up by approximately 3%. In ROW, sales increased by 37% due to the Honeywell acquisition as well as continued growth in the China and India aftermarket business from both product line and customer expansion in the region.

Gross profit decreased by $16 million to $109 million driven by integration costs and costs related to strategic initiatives, as well as unfavorable foreign currency. These decreases were partially offset by increases from sales volume and sourcing savings. The gross margin percentage decreased to 14.1% of sales for the three months ended March 31, 2015 from 17.4% of sales in the same period of 2014. In addition to the decline in gross profit, the gross margin percentage was negatively impacted primarily by $17 million of costs in cost of products sold, incurred for strategic initiatives. Additional items negatively impacting gross margin is the unfavorable mix of products sold, including the Honeywell brake component business which is operating with a lower gross margin percentage than the Company's existing business.

Operational EBITDA decreased by $22 million to $30 million for the three months ended March 31, 2015 from $52 million in the same period of 2014. The decrease in Operational EBITDA is driven by higher costs related to strategic initiatives and the integration of the Honeywell and Affinia acquisitions as well as the negative impact from currency changes. These increases were partially offset by the gain on the sale of a closed facility during the quarter.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $203 million, or 11.1% of net sales, for the three months ended March 31, 2015 as compared to $181 million, or 10.2% of net sales, for the same period of 2014. The increase in costs is primarily attributable to the addition of SG&A expenses associated with the Affinia chassis business acquisition and the Honeywell friction business acquisition. SG&A expenses also included $10 million of costs for strategic initiatives in the Motorparts division and the integration of the Affinia chassis business acquisition and the Honeywell friction business acquisition.
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $51 million and $47 million for the three months ended March 31, 2015 and 2014, respectively.

Interest Expense, Net
Net interest expense was $35 million for the three months ended March 31, 2015 compared to $22 million for the same period of 2014. This increase is primarily attributable to higher rates following the refinancing of the Company's term loans in April 2014 and increased borrowings under the Replacement Revolving Facility, offset by lower amortization costs.

Restructuring Activities
The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for three months ended March 31, 2015:

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at December 31, 2014	$36	$16	$52	$1	$53
Provisions	6	6	12	—	12
Payments	(10)	(5)	(15)	(1)	(16)
Acquisitions	2	—	2	—	2
Foreign Currency	(3)	(1)	(4)	—	(4)
Balance at March 31, 2015	$31	$16	$47	$—	$47

In February 2013, the Company’s Board of Directors approved evaluation of restructuring opportunities in order to improve operating performance. As such, the Company has initiated several programs and will continue to evaluate alternatives to align its business with executive management's strategy.
During the first quarter of 2015, certain claims for additional severance were brought against the Company related to one of its restructuring activities. While the Company has recorded its best estimate, the cost associated with those actions could increase; however, the Company does not expect the incremental costs to exceed $10 million.

Other Income (Expense), Net
The specific components of “Other income (expense), net” are as follows:

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Loss on sale of equity method investment	$(11)	$—
Adjustment of assets to fair value	5	(1)
Gain on sale of assets	4	—
Third-party royalty income	2	2
Legal separation costs	(2)	—
Foreign currency exchange	1	(3)
Losses on sales of account receivables	(2)	(2)
Other	5	(2)
	$2	$(6)

Loss on sale of equity method investment: During the three months ended March 31, 2015 the Company recognized an $11 million loss on the disposition of an equity method investment as discussed in Note 9, Investment in Non-consolidated Affiliates in Part I, Item 1 of this report.

Income Taxes
For the three months ended March 31, 2015, the Company recorded income tax expense of $11 million on income from operations before income taxes of $1 million. This compares to income tax expense of $17 million on income from operations before income taxes of $58 million in the same period of 2014. Income tax expense for the three months ended March 31, 2015 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits. The income tax expense for the three months ended March

31, 2014 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes, partially offset by pre-tax losses with no tax benefits.
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

Liquidity and Capital Resources
Cash Flow
As summarized in the table below, net cash (used by) provided from operating activities was $(99) million and $17 million for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Operational cash flow before changes in operating assets and liabilities	$54	$87

Changes in operating assets and liabilities:
Accounts receivable	(129)	(105)
Inventories	(101)	(28)
Accounts payable	108	83
Other assets and liabilities	(31)	(20)
Total change in operating assets and liabilities	(153)	(70)

Net Cash (Used by) Provided From Operating Activities	$(99)	$17

Operating cash flow before changes in operating assets and liabilities
Cash flow from operations before changes in operating assets and liabilities was $54 million for three months ended March 31, 2015 compared to $87 million for the comparable period of 2014. The decrease is driven by lower earnings in 2015 compared to 2014. Operational EBITDA decreased by $29 million to $140 million for three months ended March 31, 2015 compared to $169 million in 2014.
Cash (outflow) from changes in operating assets and liabilities

Cash (outflow) from changes in operating assets and liabilities was $153 million for three months ended March 31, 2015 compared to $70 million for the comparable period of 2014.
The net increase in working capital for the three months ended March 31, 2015 as compared to 2014 reflects two items; the acquisition of certain assets of the TRW engine components business contributed about $40 million of this increase, with most of the balance of the increase being due to increased inventory in the Motorparts division for the new distribution centers.

Investing Activities
Cash flow used by investing activities was $390 million for the three months ended March 31, 2015 compared to $117 million for the comparable period of 2014.
Capital expenditures were $108 million and $96 million for the three months ended March 31, 2015 and 2014, respectively. The increase in capital expenditures between the two periods is in the Motorparts division and reflects the ongoing investment in its strategic initiatives, principally in the new distribution centers during the quarter.
During the three months ended March 31, 2015, there was a payment of $305 million, net of acquired cash, to purchase certain assets of the TRW engine components business.
During the three months ended March 31, 2014, there were $25 million of payments, net of acquired cash, to acquire businesses, which included $15 million to acquire the DZV bearings business and other investments of $10 million. The Company assumed $10 million of pre-existing debt associated with the DZV bearings business acquisition.

Financing Activities
Cash flow provided by financing activities was $464 million for the three months ended March 31, 2015 compared to cash flow used by financing activities of $8 million for the comparable period of 2014. This includes $215 million net borrowings on the revolver primarily for the acquisition of certain assets of the TRW engine components business. The other major item was $250 million cash inflow associated with the Company's common stock rights offering in which approximately 19 million shares of the Company's common stock were issued in March 2015.
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

Other Liquidity and Capital Resource Items
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	March 31	December 31
	2015	2014
	(Millions of Dollars)
Gross accounts receivable factored	$326	$306
Gross accounts receivable factored, qualifying as sales	308	293
Undrawn cash on factored accounts receivable	2	2

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended
	March 31
	2015	2014
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$390	$410
Losses on sales of account receivables	(2)	(2)
Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $19 million and $17 million as of March 31, 2015 and December 31, 2014, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Refer to Note 5, Financial Instruments, to the consolidated financial statements for information with respect to interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the three months ended March 31, 2015, the Company derived 36% of its sales in the United States and 64% internationally. Of these international sales, 56% are denominated in the euro, with no other single currency representing more than 11%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. The Company estimates that a hypothetical 10% adverse movement of all foreign currencies in the same direction against the U.S. dollar over the three months ended March 31, 2015 would have decreased “Net income attributable to Federal-Mogul” by approximately $3 million.

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
As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015, at the reasonable assurance level previously described.
Changes to Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of March 31, 2015, the Company’s management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the fiscal three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015.

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

*	10.1	Federal-Mogul Powertrain 2015 Management Incentive Plan (MIP). †

*	10.2	Federal-Mogul Motorparts 2015 Management Incentive Plan (MIP). †

*	10.3	Federal-Mogul Powertrain 2015-2017 EVA Award Agreement. †

*	10.4	Federal-Mogul Motorparts 2015 Performance Award Agreement. †

*	10.5
Employment agreement by and between Federal-Mogul Motorparts and Martin Hendricks dated as of July 24, 2014 and amended employment agreement by and between Federal-Mogul Motorparts and Martin Hendricks dated as of January 14, 2015. †

*	31.1
Certification by Daniel A. Ninivaggi, Co-Chief Executive Officer, Federal-Mogul Holdings Corporation, and Chief Executive Officer, Motorparts, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

*	31.2
Certification by Rainer Jueckstock, Co-Chief Executive Officer, Federal-Mogul Holdings Corporation, and Chief Executive Officer, Powertrain, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

*	31.3	Certification by Rajesh Shah, Chief Financial Officer, Federal-Mogul Holdings Corporation, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

*	32	Certification by the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed Herewith
†	Management contracts and compensatory plans or arrangements.

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
Dated: April 29, 2015