Form 10-Q
period 2015-06-30
Federal-Mogul Holdings Corp
filed 2015-07-29
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of July 24, 2015, there were 169,040,651 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL HOLDINGS CORPORATION
Form 10-Q
For the Three and Six Months Ended June 30, 2015

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014

Net sales	$1,962	$1,872	$3,797	$3,651
Cost of products sold	(1,672)	(1,575)	(3,256)	(3,080)

Gross profit	290	297	541	571

Selling, general and administrative expenses	(200)	(195)	(403)	(376)
Interest expense, net	(32)	(31)	(67)	(53)
Restructuring expense	(27)	(30)	(39)	(38)
Loss on debt extinguishment	—	(24)	—	(24)
Equity earnings of non-consolidated affiliates	16	13	28	27
Amortization expense	(15)	(12)	(29)	(24)
Other income (expense), net	(3)	(6)	(1)	(12)

Income from continuing operations before income taxes	29	12	30	71
Income tax expense	(12)	(15)	(23)	(33)

Net income (loss) from continuing operations	17	(3)	7	38
Gain from discontinued operations, net of income tax	7	—	7	—
Net income (loss)	24	(3)	14	38

Less net income attributable to noncontrolling interests	(2)	(2)	(3)	(3)
Net income (loss) attributable to Federal-Mogul	$22	$(5)	$11	$35

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$15	$(5)	$4	$35
Gain from discontinued operations, net of income tax	7	—	7	—
Net income (loss)	$22	$(5)	$11	$35

Net income (loss) per common share attributable to Federal-
Mogul basic and diluted:
Net income (loss) from continuing operations	$0.09	$(0.03)	$0.03	$0.23
Gain from discontinued operations, net of income tax	0.04	—	0.04	—
Net income (loss)	$0.13	$(0.03)	$0.07	$0.23
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014

Net income (loss)	$24	$(3)	$14	$38

Other comprehensive income (loss):

Foreign currency translation adjustments and other	22	3	(97)	(1)

Pensions and post-retirement benefits:
Net unrealized (credits) costs	(3)	—	11	—
Reclassification of losses of deconsolidated affiliates	—	2	—	2
Reclassification of costs included in net income (loss) during period	4	2	11	4
Income taxes	—	(1)	—	(1)
Pensions and post-retirement benefits, net of tax	1	3	22	5

Hedge instruments:
Net unrealized (losses) gains arising during period	(3)	3	(2)	1
Reclassification of losses included in net income (loss) during the period	1	—	1	2
Income taxes	—	(1)	—	(1)
Hedge instruments, net of tax	(2)	2	(1)	2

Other comprehensive income (loss), net of tax	21	8	(76)	6

Comprehensive income (loss)	45	5	(62)	44

Less comprehensive income attributable to noncontrolling interests	(2)	(3)	(1)	(3)

Comprehensive income (loss) attributable to Federal-Mogul	$43	$2	$(63)	$41
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in millions)

	June 30	December 31
	2015	2014
ASSETS
Current assets:
Cash and equivalents	$243	$332
Accounts receivable, net	1,579	1,419
Inventories, net	1,326	1,215
Prepaid expenses and other current assets	212	225
Total current assets	3,360	3,191

Property, plant and equipment, net	2,297	2,160
Goodwill and other indefinite-lived intangible assets	1,022	928
Definite-lived intangible assets, net	417	354
Investments in non-consolidated affiliates	275	269
Other noncurrent assets	189	165
TOTAL ASSETS	$7,560	$7,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$142	$127
Accounts payable	971	926
Accrued liabilities	594	546
Current portion of pensions and other postemployment benefits liability	44	46
Other current liabilities	185	186
Total current liabilities	1,936	1,831

Long-term debt	2,777	2,563
Pensions and other postemployment benefits liability	1,262	1,282
Long-term portion of deferred income taxes	388	389
Other accrued liabilities	97	93

Shareholders’ equity:
Preferred stock ($0.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($0.01 par value; 450,100,000 authorized shares; 170,636,151 issued shares and 169,040,651 outstanding shares as of June 30, 2015; 151,624,744 issued shares and 150,029,244 outstanding shares as of December 31, 2014)	2	2
Additional paid-in capital, including warrants	2,899	2,649
Accumulated deficit	(675)	(686)
Accumulated other comprehensive loss	(1,216)	(1,142)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	993	806
Noncontrolling interests	107	103
Total shareholders’ equity	1,100	909
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,560	$7,067
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended
	June 30
	2015	2014
Cash Provided From (Used By) Operating Activities
Net income	$14	$38
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	166	163
Restructuring expense	39	38
Payments against restructuring liabilities	(38)	(19)
Loss on debt extinguishment	—	24
Equity earnings of non-consolidated affiliates	(28)	(27)
Cash dividends received from non-consolidated affiliates	6	5
Change in pensions and postemployment benefits	(16)	(31)
Adjustment of assets to fair value	(2)	2
Deferred tax benefit	(1)	(4)
Loss on sale of equity method investment	11	—
Gain from discontinued operations	(7)	—
Gain from sales of property, plant and equipment	(4)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(182)	(124)
Inventories	(117)	(12)
Accounts payable	80	65
Other assets and liabilities	(12)	44
Net Cash (Used by) Provided From Operating Activities	(91)	161

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(216)	(173)
Payments to acquire businesses, net of cash acquired	(301)	(165)
Net proceeds from sale of equity method investment	15	—
Net proceeds from sales of property, plant and equipment	8	3
Net Cash Used By Investing Activities	(494)	(335)

Cash Provided From (Used By) Financing Activities
Proceeds from term loans, net of original issue discount	—	2,589
Proceeds from equity rights offering net of related fees	250	—
Proceeds from draws on revolving line of credit	384	—
Payments on revolving line of credit	(154)	—
Principal payments on term loans	(13)	(2,537)
Decrease in other long-term debt	(4)	(2)
Debt issuance costs	—	(12)
Increase in short-term debt	17	—
Net remittances on servicing of factoring arrangements	(1)	(1)
Net Cash Provided From (Used By) Financing Activities	479	37

Effect of foreign currency exchange rate fluctuations on cash	17	4

Decrease in cash and equivalents	(89)	(133)
Cash and equivalents at beginning of period	332	761
Cash and equivalents at end of period	$243	$628

See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in millions, except per share amounts)

1.	BASIS OF PRESENTATION
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
Interim Financial Statements
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, comprehensive income, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
Principles of Consolidation
The Company consolidates into its financial statements all wholly-owned and any partially-owned subsidiaries that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. See Note 10, Investment in Non-consolidated Affiliates, for discussion regarding the Company's subsidiaries that are subject to regulatory control.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.
Controlling Ownership
As of June 30, 2015, Mr. Carl C. Icahn indirectly controls approximately 81.99% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.

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
Related Party
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
On June 1, 2015, Icahn Enterprises L.P., ("IEP"), an entity controlled by Mr. Icahn and the parent company of Federal-Mogul Holdings Corporation, completed an acquisition of substantially all of the assets of Uni-Select USA, Inc. and Beck/Arnley Worldparts, Inc. comprising the U.S. automotive parts distribution of Uni-Select Inc ("Uni-Select").
Uni-Select will be operated independently from the Company and all transactions will be approved by the independent directors of each company. In connection with IEP's acquisition of Uni-Select, Mr. Icahn has resigned from the Company's board of directors and Daniel A. Ninivaggi, Co-Chief Executive Officer of the Company has resigned from the board of directors of IEP.
Subsequent to the IEP acquisition of Uni-Select, the Company had $5 million of sales during Q2 2015 and $17 million of accounts receivable outstanding from Uni-Select as of June 30, 2015.
Factoring of Trade Accounts Receivable
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	June 30	December 31
	2015	2014
Gross accounts receivable factored	$383	$306
Gross accounts receivable factored, qualifying as sales	365	293
Undrawn cash on factored accounts receivable	2	2
Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Proceeds from factoring qualifying as sales	$410	$445	$800	$855
Losses on sales of account receivables	(2)	(2)	(4)	(3)
Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $15 million and $17 million as of June 30, 2015 and December 31, 2014, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.
The losses on sales of accounts receivable are recorded in the condensed consolidated statements of operations within “Other (expense) income, net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and, as such, a servicing asset or liability is not incurred as a result of such activities.
Accounts receivables factored but not qualifying as a sale, as defined in FASB ASC Topic 860, Transfers and Servicing, were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including current portion of long-term debt.”

Noncontrolling Interests
The following table presents a rollforward of the changes in noncontrolling interests:

Six Months
Ended
June 30
2015
Equity balance of non-controlling interests as of December 31, 2014	$103

Acquisitions	3

Comprehensive income (loss):
Net income	3
Foreign currency adjustments and other	(2)
Equity balance of non-controlling interests as of June 30, 2015	$107
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-9, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) 605, Revenue Recognition. This ASU clarifies the principles for recognizing revenue and provides a common revenue standard for U.S. GAAP and International Financial Reporting Standards and will require revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The FASB approved a one year delay of the effective date and the new standard is effective for reporting periods beginning after December 15, 2017 and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the potential effects of this pronouncement and the implementation approach to be used.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs: This ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. The Company expects the adoption of this guidance will not have a material effect on its financial statements.

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
The costs contained within “Restructuring expense” in the Company’s condensed consolidated statements of operations contain two types: employee costs (principally termination benefits), and facility closure and other costs. Termination benefits are accounted for in accordance with ASC 712, Compensation – Nonretirement Postemployment Benefits, and are recorded when it is probable that employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Termination benefits are also accounted for in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), for one-time termination benefits and are recorded dependent upon future service requirements. Facility closure and other costs are accounted for in accordance with ASC 420 and are recorded when the liability is incurred.
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

Restructuring opportunities include potential plant closures and employee headcount reductions in various countries that require consultation with various parties including, but not limited to, unions/works councils, local governments and/or customers. The consultation process can take a significant amount of time and affect the final outcome and timing. The Company's policy is to record a provision for qualifying restructuring costs in accordance with the applicable accounting guidance when the outcome of such consultations becomes probable.
Management expects to finance its restructuring programs through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse effect on its liquidity position.
The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the six months ended June 30, 2015 by reporting segment.

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
Balance at December 31, 2014	$36	$16	$52	$1	$53
Provisions	6	6	12	—	12
Payments	(10)	(5)	(15)	(1)	(16)
Acquisitions	2	—	2	—	2
Foreign Currency	(3)	(1)	(4)	—	(4)
Balance at March 31, 2015	31	16	47	—	47
Provisions	6	25	31	—	31
Reversals	(4)	—	(4)	—	(4)
Payments	(16)	(6)	(22)	—	(22)
Balance at June 30, 2015	$17	$35	$52	$—	$52

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the six months ended June 30, 2015. As the table reflects, facility closure and other costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Closure and Other Costs	Total
Balance at December 31, 2014	$51	$2	$53
Provisions	10	2	12
Payments	(13)	(3)	(16)
Acquisitions	2	—	2
Foreign Currency	(4)	—	(4)
Balance at March 31, 2015	46	1	47
Provisions	29	2	31
Reversals	(4)	—	(4)
Payments	(20)	(2)	(22)
Balance at June 30, 2015	$51	$1	$52

Restructuring expenses for the three months ended June 30, 2015 primarily relate to: (1) the reshaping of the Company's aftermarket distribution network in Europe, and (2) separation programs in various European countries, primarily Germany, aimed at integrating the recently acquired Honeywell braking component locations. We expect to complete these programs in 2018 and incur additional restructuring and other charges of approximately $30 million. For programs previously initiated, we expect to complete these programs in 2016 and incur additional restructuring and other charges of approximately $15 million.

The Company recognized net restructuring expenses of $30 million during the three months ended June 30, 2014. Of these expenses, $27 million was related to employee costs and $3 million was related facility closure and other costs. The Company recognized net restructuring expenses of $38 million during the six months ended June 30, 2014. Of these expenses, $34 million was related to employee costs and $4 million was related facility closure and other costs.

3.	OTHER INCOME (EXPENSE), NET
The specific components of “Other income (expense), net” are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Loss on sale of equity method investment	$—	$—	$(11)	$—
Adjustment of assets to fair value	(3)	(2)	2	(2)
Gain on sale of assets	—	—	4	—
Third-party royalty income	2	1	4	3
Legal separation costs	(1)	—	(2)	—
Losses on sales of account receivables	(2)	(2)	(4)	(3)
Other	1	(3)	6	(10)
	$(3)	$(6)	$(1)	$(12)

During the six months ended June 30, 2015 the Company recognized an $11 million loss on the disposition of an equity method investment. See Note 10, Investment in Non-consolidated Affiliates, for further details.

4 .    ACQUISITIONS
Affinia Chassis Business Acquisition
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
A valuation of the assets from the Affinia chassis business acquisition resulted in $71 million allocated to tangible net assets, $26 million allocated to goodwill, and $52 million allocated to other intangible assets based on estimated fair values as of the acquisition date. The valuation of assets was performed utilizing cost, income and market approaches.
Honeywell Brake Component Acquisition
On July 11, 2014, the Company completed the purchase of certain business assets of the Honeywell brake component business including two recently established manufacturing facilities in China and Romania which substantially strengthens the manufacturing and engineering capabilities of the Company's current global braking portfolio. The business was acquired through a combination of asset and stock purchases for a base purchase price of $168 million and other incurred liabilities of $15 million.
A valuation of the assets from the Honeywell brake component business acquisition was performed utilizing cost, income and market approaches resulting in $183 million allocated to tangible net assets.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

	Estimated Fair Value as of March 31, 2015	Measurement Period Adjustments	Fair Value as of June 30, 2015
Cash, net of assumed debt	$6	$—	$6
Accounts receivable, net	108	(1)	107
Inventory, net	75	(1)	74
Property, plant and equipment, net	190	(12)	178
Accounts payable	(107)	—	(107)
Acquired post-employment benefits	(81)	—	(81)
Other net assets	(6)	12	6
Total identifiable net assets	$185	$(2)	$183

TRW Engine Components Acquisition
On February 6, 2015, the Company completed the acquisition of certain assets of the TRW engine components business. The business was acquired through a combination of asset and stock purchases for a purchase price of approximately $309 million with $6 million of consideration to be payable upon certain conditions being met, as defined within the Amended and Restated Share and Asset Purchase Agreement dated January 23, 2015. The purchase price was funded primarily from the available Replacement Revolver Facility and is subject to certain customary closing and post-closing adjustments. The acquisition of certain assets of the TRW engine components business adds a completely new product line to the Company's portfolio, strengthens the Company's position as a leading developer and supplier of core components for engines, and enhances the Company's ability to support its customers to improve fuel economy and reduce emissions.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing certain customary post-closing adjustments which could have an effect on the third-party valuations of certain tangible assets; thus, the provisional measurements of net assets are subject to change.

	Estimated Fair Value as of March 31, 2015	Measurement Period Adjustments	Estimated Fair Value as of June 30, 2015
Cash	$8	$—	$8
Accounts receivable, net	16	—	16
Inventory, net	31	—	31
Property, plant and equipment, net	227	(60)	167
Goodwill	51	34	85
Other identified intangible assets	69	21	90
Accounts payable	(11)	(1)	(12)
Accrued liabilities	(31)	1	(30)
Acquired post-employment benefits	(45)	(1)	(46)
Other net assets	4	2	6
Total identifiable net assets	$319	$(4)	$315
In addition to the benefits noted above, goodwill is created from the expected synergies through the integration of the engine components business into the existing Powertrain segment which will allow for improved profitability.
Proforma Results
The following proforma results for the three and six months ended June 30, 2015 and 2014 assumes the Affinia chassis business acquisition, the purchase of Honeywell's friction business, and the acquisition of certain assets of the TRW engine components business occurred as of the beginning of 2014 and is inclusive of provisional purchase price adjustments. The proforma results are not necessarily indicative of the results that actually would have been obtained.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	Unaudited
Net sales	$1,962	$2,165	$3,841	$4,261

Net income (loss) attributable to Federal-Mogul	$22	$(6)	$11	$37

Earnings (loss) per share attributable to Federal-Mogul - basic and diluted	$0.13	$(0.04)	$0.07	$0.25

During the six months ended June 30, 2015, the Company recorded $1 million in transaction related expenses, primarily legal and other professional fees, associated with the acquisition of certain assets of the TRW engine components business. These expenses are recorded in "Selling, general and administrative expenses" within the condensed consolidated statements of operations.

5.    DISCONTINUED OPERATIONS

In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses not core to the Company’s long-term portfolio may be considered for divestiture or other exit activities. During the three months ended June 30, 2015, the Company recognized a $7 million adjustment (no income tax effect) which is included in “Gain from discontinued operations, net of income tax” during the three and six months ended June 30, 2015.

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
Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	June 30	December 31
	2015	2014
Combined notional value	$31	$36
Combined notional value designated as hedging instruments	31	36
Unrealized net gain (loss) recorded in “Accumulated other comprehensive loss”	(2)	(1)

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
The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with the Company's commodity hedging program. In order to obtain critical terms match for commodity exposure, the Company engages the use of foreign exchange contracts. The Company did not hold any foreign currency price hedge contracts at June 30, 2015 or December 31, 2014.

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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 6% of the Company’s direct sales during the six months ended June 30, 2015. One Motorparts' customer accounts for approximately 11% of the Company’s net accounts receivable balance as of June 30, 2015. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.
The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments, all of which were designated as cash flow hedging instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	June 30	December 31	Balance Sheet	June 30	December 31
	Location	2015	2014	Location	2015	2014
Derivatives designated as cash flow hedging instruments:
Commodity contracts	Other current liabilities	$—	$1	Other current liabilities	$(2)	$(2)

The following table discloses the effect of the Company’s derivative instruments on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three months ended June 30, 2015:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Commodity contracts	$(3)	Cost of products sold	$(1)

The following table discloses the effect of the Company’s derivative instruments on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the three months ended June 30, 2014:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Commodity contracts	$3	Cost of products sold	$—
Foreign currency contracts	—	Cost of products sold	—
	$3		$—

The following table discloses the effect of the Company’s derivative instruments on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the six months ended June 30, 2015:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Commodity contracts	$(2)	Cost of products sold	$(1)

The following table discloses the effect of the Company’s derivative instruments on the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income (loss) for the six months ended June 30, 2014:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Commodity contracts	$1	Cost of products sold	$(1)
Foreign currency contracts	—	Cost of products sold	(1)
	$1		$(2)

7.	FAIR VALUE MEASUREMENTS
ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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
Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques noted in ASC 820:

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at June 30, 2015 and December 31, 2014 are set forth in the table below:

	Asset (Liability)	Level 2	Valuation Technique
June 30, 2015
Commodity contracts	$(2)	$(2)	C

December 31, 2014
Commodity contracts	(1)	(1)	C

The Company calculates the fair value of its commodity contracts and foreign currency contracts using quoted commodity forward rates and quoted currency forward rates, respectively, to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on quoted bank deposit rates.

Assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2015 and 2014 are set forth in the table below:

	Asset	Level 3	Loss	Valuation Technique
June 30, 2015
Property, plant and equipment	4	4	(4)	C

June 30, 2014
Property, plant and equipment	—	—	(2)	C
Property, plant and equipment with a carrying value of $8 million were written down to their fair value of $4 million, resulting in an impairment charge of $4 million which was recorded within “Adjustment of assets to fair value” in Note 3, Other Income (Expense), Net, for the six months ended June 30, 2015.

Property, plant and equipment with carrying values of $2 million were fully impaired, resulting in an impairment charge of $2 million, which was recorded within “Adjustment of assets to fair value” in the Note 3, Other Income (Expense), Net, for the six months ended June 30, 2014.

8.	INVENTORIES
Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out method at June 30, 2015 and December 31, 2014. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.
Net inventories consist of the following:

	June 30	December 31
	2015	2014
Raw materials	$253	$232
Work-in-process	195	171
Finished products	1,003	934
	1,451	1,337
Inventory valuation allowance	(125)	(122)
	$1,326	$1,215

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
At June 30, 2015 and December 31, 2014, goodwill and other indefinite-lived intangible assets consist of the following:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Goodwill	$1,476	$(684)	$792	$1,391	$(690)	$701
Trademarks and brand names	428	(198)	230	425	(198)	227
	$1,904	$(882)	$1,022	$1,816	$(888)	$928

At June 30, 2015 and December 31, 2014, definite-lived intangible assets consist of the following:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$136	$(81)	$55	$116	$(73)	$43
Customer relationships	670	(308)	362	598	(287)	311
	$806	$(389)	$417	$714	$(360)	$354

The following is a quarterly summary of the Company’s goodwill as of and for the six months ended June 30, 2015:

	Powertrain	Motorparts	Net Carrying Amount
Balance at December 31, 2014	$490	$211	$701
2014 impairment finalization	—	6	6
Acquisitions and purchase accounting adjustments	51	—	51
Foreign currency	(3)	—	(3)
Balance at March 31, 2015	538	217	755
Acquisitions and purchase accounting adjustments	32	—	32
Foreign currency	4	1	5
Balance at June 30, 2015	$574	$218	$792

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

The following is a quarterly summary of the Company’s trademarks and brand names as of and for the six months ended June 30, 2015:

	Powertrain	Motorparts	Net Carrying Amount
Balance at December 31, 2014	$4	$223	$227
Foreign currency	—	—	—
Balance at March 31, 2015	4	223	227
Acquisitions and purchase accounting adjustments	4	—	4
Foreign currency	(1)	—	(1)
Balance at June 30, 2015	$7	$223	$230

The following is a quarterly summary of the Company’s definite-lived intangible assets (net) as of and for the six months ended June 30, 2015:

	Powertrain	Motorparts	Net Carrying Amount
Balance at December 31, 2014	$53	$301	$354
Acquisitions and purchase accounting adjustments	69	—	69
Amortization expense	(3)	(11)	(14)
Foreign currency	(2)	—	(2)
Balance at March 31, 2015	117	290	407
Acquisitions and purchase accounting adjustments	23	—	23
Amortization expense	(6)	(9)	(15)
Foreign currency	2	—	2
Balance at June 30, 2015	$136	$281	$417
During the six months ended June 30, 2015, the Company recorded $82 million of goodwill, $72 million of customer relationships and $18 million of developed technology in connection with its February 2015 acquisition of certain assets of the TRW engine components business. See Note 4, Acquisitions, for further detail on the acquisition.
The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets.
The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows:

Millions of Dollars
2015	$29
2016	56
2017	56
2018	48
2019	48
Thereafter	180
$417

10.	INVESTMENT IN NON-CONSOLIDATED AFFILIATES
The Company maintains investments in several non-consolidated affiliates, which are located in China, France, Germany, Korea, Turkey, India and the United States. With the exception of the deconsolidated business discussed below, the Company generally equates control to ownership percentage whereby investments that are more than 50% owned are consolidated.
As part of the regulatory approval related to the acquisition of certain business assets of the Honeywell brake component business, the Company committed to divest, or procure the divestiture of the commercial vehicle brake pads business relating to original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) market in the European Economic Area (“EEA”), based at the manufacturing plant in Marienheide, Germany and light vehicle brake pads business relating to the OE market in the EEA, based at the manufacturing plant in Noyon, France (collectively, the “Divestment Business”).  Furthermore, to the extent possible, the Company committed to keep the Divestment Business separate from the business(es) it is retaining, and unless explicitly permitted committed to ensure: (i) management and staff have no involvement in the Divestment Business; (ii) certain key personnel of the Divestment Business have no involvement in any business retained by the Company and do not report to any individual outside the Divestment Business. As such, as of June 30, 2014 the Company deconsolidated its subsidiaries or group of assets which were subject to regulatory commitments and recorded an investment in unconsolidated subsidiary, which was accounted for as an equity method investment until disposition. The disposition of the Divestment Business was complete in the first quarter of 2015. As a result of the disposition, the Company recognized an $11 million loss on disposal recorded in the line item "Other income (expense), net" in the Company's condensed consolidated statements of operations.
The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s affiliations are businesses established and maintained in connection with its operating strategy and are not special purpose entities.
The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	June 30	December 31
	2015	2014
Investments in non-consolidated affiliates	$275	$269

Direct ownership percentages	2% to 50%	2% to 100%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Equity earnings of non-consolidated affiliates	$16	$13	$28	$27

Cash dividends received from non-consolidated affiliates	6	5	6	5

The following table presents selected aggregated financial information of the Company’s non-consolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Statements of Operations
Sales	$219	$226	$432	$447
Gross profit	46	49	89	96
Income from continuing operations	42	36	75	74
Net income	38	32	68	65

11.	ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	June 30	December 31
	2015	2014
Accrued compensation	$227	$177
Accrued rebates	143	149
Non-income taxes payable	53	52
Restructuring liabilities	52	53
Alleged defective products	34	30
Accrued professional services	33	28
Accrued product returns	21	24
Accrued income taxes	18	24
Accrued warranty	13	9
	$594	$546

12.	DEBT
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
Interest expense associated with the amortization of the original issue discount, debt issuance costs and fair value adjustment recognized in the Company’s condensed consolidated statements of operations, consists of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Amortization of debt issuance fees	$—	$1	$1	$1
Amortization of original issue discount	1	—	1	—
Amortization of fair value adjustment	—	1	—	7
	$1	$2	$2	$8

Debt consists of the following:

	June 30	December 31
	2015	2014
Loans under New Term Facilities:
Revolver	$230	$—
Tranche B term loan	695	698
Tranche C term loan	1,886	1,895
Debt Discount	(10)	(10)

Other debt, primarily foreign instruments	118	107
	2,919	2,690
Less:
Short-term debt, including current maturities of long-term debt	(142)	(127)
Total long-term debt	$2,777	$2,563
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
The Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants as of June 30, 2015 and December 31, 2014.
The Replacement Revolving Facility has an available borrowing base of $280 million and $516 million as of June 30, 2015 and December 31, 2014, respectively. The Company had $40 million and $34 million of letters of credit outstanding as of June 30, 2015 and December 31, 2014, respectively, pertaining to the Replacement Revolving Facility. To the extent letters of credit associated with the Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.
Estimated fair values of the Company’s term loans under the Credit Agreement were:

	Estimated Fair Value (Level 1)	Carrying Value in Excess of Fair Value	Valuation Technique
June 30, 2015
Term Loans	$2,540	$(31)	A

December 31, 2014
Term Loans	$2,571	$(12)	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of June 30, 2015 and December 31, 2014. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 7, Fair Value Measurements, for definitions of input levels and valuation techniques.

13.	PENSIONS AND OTHER POST-RETIREMENT BENEFITS
The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Post-Retirement Benefits”) for certain employees and retirees around the world.

Components of net periodic benefit cost for the three months ended June 30, 2015 and 2014 are as follows:

	Pension Benefits				Other Post-Retirement
	United States Plans		Non-U.S. Plans		Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$1	$1	$4	$3	$—	$—
Interest cost	12	13	2	4	4	4
Expected return on plan assets	(14)	(15)	(1)	(1)	—	—
Amortization of actuarial losses	2	1	3	2	—	1
Amortization of prior service credits	—	—	—	—	(1)	(1)
Net periodic benefit cost	$1	$—	$8	$8	$3	$4

Components of net periodic benefit cost (credit) for the six months ended June 30, 2015 and 2014 are as follows:

	Pension Benefits				Other Post-Retirement
	United States Plans		Non-U.S. Plans		Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$2	$2	$8	$6	$—	$—
Interest cost	24	26	4	8	7	8
Expected return on plan assets	(29)	(31)	(1)	(1)	—	—
Amortization of actuarial losses	5	2	6	3	2	1
Amortization of prior service credits	—	—	—	—	(2)	(2)
Net periodic benefit cost (credit)	$2	$(1)	$17	$16	$7	$7

14.	INCOME TAXES
For the six months ended June 30, 2015, the Company recorded income tax expense of $23 million on income before income taxes of $30 million. This compares to income tax expense of $33 million on income from operations before income taxes of $71 million in the same period of 2014. Income tax expense for the six months ended June 30, 2015 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate. The income tax expense for the six months ended June 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes.
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
Total environmental liabilities, determined on an undiscounted basis, are included in the consolidated balance sheets as follows:

	June 30	December 31
	2015	2014
Other current liabilities	$4	$6
Other accrued liabilities (noncurrent)	10	9
	$14	$15
Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At June 30, 2015, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $36 million.
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
The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	June 30	December 31
	2015	2014
Other current liabilities	$2	$3
Other accrued liabilities (noncurrent)	18	21
	$20	$24
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
Affiliate Pension Obligations
As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of June 30, 2015. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $82 million as of June 30, 2015. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.
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

16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX)
The following represents the Company’s changes in accumulated other comprehensive loss ("AOCL") by component for the six months ended June 30, 2015:

	Foreign Currency Translation Adjustments	Gains and Losses on Cash Flow Hedges	Pensions and Post-retirement Benefits	Total
Balance at December 31, 2014	$(482)	$(17)	$(643)	$(1,142)

Other comprehensive (loss) income before reclassifications	(95)	(2)	11	(86)
Amounts reclassified from AOCL	—	1	11	12
Other comprehensive (loss) income	(95)	(1)	22	(74)

Balance June 30, 2015	$(577)	$(18)	$(621)	$(1,216)

17.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Items not reclassified in their entirety out of AOCL to net income are as follows:

	Three Months Ended		Six Months Ended		Affected Line Item in the
	June 30		June 30		Statement Where Net Income
	2015	2014	2015	2014	is Presented
Losses on cash flow hedges
Commodity contracts	$(1)	$—	$(1)	$(1)	Cost of products sold
Foreign currency contracts	—	—	—	(1)	Cost of products sold
Total	(1)	—	(1)	(2)
Income taxes	—	1	—	1	Income tax expense
Net of tax	(1)	1	(1)	(1)

Pensions and post-retirement benefits					Cost of products sold and Selling, general and administrative expenses ("SG&A")
Amortization of actuarial losses	(5)	(3)	(13)	(6)
Amortization of prior service credits	1	1	2	2	Cost of products sold and SG&A
Total	(4)	(2)	(11)	(4)
Income taxes	—	1	—	1	Income tax expense
Net of tax	(4)	(1)	(11)	(3)

Total reclassifications	$(5)	$—	$(12)	$(4)

18.	STOCK-BASED COMPENSATION
A summary of the Company’s stock appreciation rights (“SARs”) activity as of and for the six months ended June 30, 2015 is as follows:

	SARs	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)
Outstanding at December 31, 2014	796	$19.51	1.4	$—
Exercised	—	—
Forfeited	(79)	17.65
Outstanding at March 31, 2015	717	$19.71	1.3	$—
Exercised	—	—
Forfeited	(77)	20.10
Outstanding at June 30, 2015	640	$19.67	1.1	$—

Exercisable at June 30, 2015	640	$19.67	1.1	$—

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,043,000 and 437,000 SARs, respectively, to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on the grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vested 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. All 2010 SARs were expired as of June 30, 2015. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercised in the form of cash, the SARs are being treated as liability awards for accounting purposes. The Company recognized SARs income of zero and $1 million for the three and six months ended June 30, 2015, respectively. The Company recognized SARs income of $1 million and $2 million for the three and six months ended June 30, 2014, respectively.
The June 30, 2015 and December 31, 2014 SARs fair values were estimated using the Black-Scholes valuation model with the following assumptions:

	June 30, 2015		December 31, 2014
	2012 SARs	2011 SARs	2012 SARs	2011 SARs	2010 SARs
Exercise price	$17.64	$21.03	$17.64	$21.03	$17.16
Expected volatility	39%	39%	39%	39%	39%
Expected dividend yield	—%	—%	—%	—%	—%
Expected forfeitures	—%	—%	—%	—%	—%
Risk-free rate over the expected life	0.22%	0.05%	0.28%	0.14%	0.03%
Expected life (in years)	0.8	0.3	1.1	0.6	0.1
Fair value (in millions)	$0.1	$—	$0.6	$0.2	$—
Fair value of vested portion (in millions)	$0.1	$—	$0.4	$0.2	$—

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

19.	INCOME (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic and diluted income (loss) per common share attributable to Federal-Mogul:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(Millions of Dollars, Except per Share Amounts)
Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$15	$(5)	$4	$35
Gain from discontinued operations, net of income tax	7	—	7	—
Net income (loss)	$22	$(5)	$11	$35

Weighted average shares outstanding, basic and diluted (in millions)	169.0	150.0	160.2	150.0

Net income (loss) per common share attributable to Federal-
Mogul basic and diluted:
Net income (loss) from continuing operations	$0.09	$(0.03)	$0.03	$0.23
Gain from discontinued operations, net of income tax	0.04	$—	0.04	—
Net income (loss)	$0.13	$(0.03)	$0.07	$0.23

As a result of the Company's common stock registered rights offering announced in February 2015, the Company's total shares outstanding increased by 19,011,407 to 169,040,651 shares outstanding as of March 26, 2015.
Warrants to purchase 6,951,871 common shares, which expired December 27, 2014, were not included in the computation of diluted earnings per shares, because the exercise price was greater than the average market price of the Company’s common shares during the three and six months ended June 30, 2014.

20.    OPERATIONS BY REPORTING SEGMENT
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

The Company evaluates reporting segment performance principally on a non-GAAP Operational EBITDA basis. Management believes that Operational EBITDA provides supplemental information for management and investors to evaluate the operating performance of its business. Management uses and believes that investors benefit from referring to Operational EBITDA in assessing the Company’s operating results. Operational EBITDA presents a performance measure exclusive of capital structure and the method by which net assets were acquired, disposed of, or financed. In 2014, the Company expanded its definition of Operational EBITDA to exclude acquisition related, legal separation and headquarters relocation costs. Accordingly, operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, curtailment gains or losses, the income statement impacts associated with SARs, loss on extinguishment of debt and costs associated with acquisitions, legal separation and headquarters relocation. Comparable periods have been adjusted to conform to this definition.
Net sales, cost of products sold and gross profit information are as follows:

	Three Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Profit
	2015	2014	2015	2014	2015	2014
Powertrain	$1,167	$1,162	$(1,028)	$(1,013)	$139	$149
Motorparts	871	791	(720)	(643)	151	148
Inter-segment eliminations	(76)	(81)	76	81	—	—
Total Reporting Segment	$1,962	$1,872	$(1,672)	$(1,575)	$290	$297

	Six Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Profit
	2015	2014	2015	2014	2015	2014
Powertrain	$2,305	$2,300	$(2,023)	$(2,003)	$282	$297
Motorparts	1,644	1,510	(1,385)	(1,236)	259	274
Inter-segment eliminations	(152)	(159)	152	159	—	—
Total Reporting Segment	$3,797	$3,651	$(3,256)	$(3,080)	$541	$571

Operational EBITDA and the reconciliation to net (loss) income are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Powertrain	$114	$117	$224	$234
Motorparts	66	67	96	120
Total Operational EBITDA	180	184	320	354

Depreciation and amortization	(83)	(82)	(166)	(162)
Interest expense, net	(32)	(31)	(67)	(53)
Restructuring expense	(27)	(30)	(39)	(38)
Loss on sale of equity method investment	—	—	(11)	—
Discontinued operations	7	—	7	—
Acquisition related costs	(2)	(3)	(6)	(6)
Legal separation costs	(1)	—	(2)	—
Loss on debt extinguishment	—	(24)	—	(24)
Non-service cost components associated with U.S. based funded pension plans	—	2	—	3
Adjustment of assets to fair value	(3)	(2)	2	(2)
Stock appreciation rights	—	1	1	2
Headquarters relocation costs	—	(1)	—	(1)
Income tax expense	(12)	(15)	(23)	(33)
Other	(3)	(2)	(2)	(2)
Net income (loss)	$24	$(3)	$14	$38

Total assets are as follows:

	June 30	December 31
	2015	2014
Powertrain	$3,970	$3,485
Motorparts	3,381	3,355
Total Reporting Segment Assets	7,351	6,840
Corporate	209	227
Total Company Assets	$7,560	$7,067

21.    SUBSEQUENT EVENTS
On July 7, 2015, the Company completed the purchase of certain additional business assets of the TRW engine components business. The business was acquired through stock purchases for a base purchase price of approximately $56 million, funded primarily from the available Replacement Revolver Facility and subject to certain customary closing and post-closing adjustments. The purchase of TRW’s engine components business adds to the product line the Company purchased on February 6, 2015, will be integrated into the product line and further enhances the Company's ability to support its customers to improve fuel economy and reduce emissions.
The assets acquired and liabilities assumed will be recorded at fair value as of the acquisition date in accordance with ASC Topic 805, Business Combinations. The preliminary allocation of the purchase price will occur in the third quarter of 2015. There were no revenues or earnings included in the Company's condensed consolidated statements of operations related to the additional business assets purchased on July 7, 2015.

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
On September 3, 2014, the Company announced its plan to separate its Powertrain and Motorparts business segments into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation will be implemented through a tax-free distribution of Federal-Mogul’s Motorparts division to shareholders of Federal-Mogul

Holdings Corporation. Completion of the transaction is subject to customary conditions, including among others, the Company’s receipt of an IRS ruling or opinion of counsel to the effect that the distribution will qualify as a transaction that is generally tax-free for U.S. Federal Income tax purposes; as well as effectiveness of a Form 10 Registration Statement to be filed with the SEC.

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
The Company has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned non-consolidated affiliates. During the six months ended June 30, 2015, the Company derived 37% of its sales in the United States and 63% internationally. The Company has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Romania, Russia, South Africa and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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
The Powertrain segment primarily represents the Company’s OE business. About 94% of Powertrain's sales are to OE customers, with the remaining 6% of its sales being sold directly to Motorparts for eventual distribution, by Motorparts, to customers in the independent aftermarket. Discussions about the Company’s Powertrain segment or its OE business should be seen as analogous. The performance of Powertrain is therefore highly correlated to changes in regional OEM light and commercial vehicle production, together with the changes in the mix of technologies (such as between light vehicle gasoline and light vehicle diesel), and changes in demand for non-automotive and industrial applications. These drivers are enhanced by the rate at which the Company gains new programs, which is itself affected by the rate at which the OEM’s make improvements to emissions and fuel economy – some in response to regional regulations. The Motorparts segment primarily represents the Company’s aftermarket business. About 70% of Motorparts' sales are to the customers in the independent aftermarket. The remaining 30% of the Motorparts business is to OEM or tier 1 suppliers to OEM, and the OES market, essentially, dealer supplied replacement parts – a feature more prevalent in Europe than in North America. The OES market is subject to the same general commercial patterns as the aftermarket business. The performance of Motorparts is therefore highly correlated to the factors that variously influence the different regional replacement parts markets around the world, such as vehicle miles driven, the average age of vehicles on the road, the size of the regional vehicle parcs and levels of consumer confidence. These drivers are enhanced by the relative strength of the aftermarket brands and the breadth of the portfolio offered relative to the changing needs of the local markets.
For a more detailed description of the Company’s business, products, industry, operating strategy and associated risks, refer to the Annual Report.

Consolidated Results – Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

Net sales:

	Three Months Ended
	June 30
	2015	2014
	(Millions of Dollars)
Powertrain	$1,167	$1,162
Motorparts	871	791
Inter-segment eliminations	(76)	(81)
Total	$1,962	$1,872

The percentage of net sales by group and region for the three months ended June 30, 2015 and 2014 are listed below.

	Powertrain	Motorparts	Total
2015
North America	36%	57%	45%
EMEA	47%	35%	42%
Rest of World	17%	7%	13%

2014
North America	34%	58%	44%
EMEA	49%	36%	43%
Rest of World	17%	6%	13%

Cost of products sold:

	Three Months Ended
	June 30
	2015	2014
	(Millions of Dollars)
Powertrain	$(1,028)	$(1,013)
Motorparts	(720)	(643)
Inter-segment eliminations	76	81
Total Reporting Segment	$(1,672)	$(1,575)

Gross profit:

	Three Months Ended
	June 30
	2015	2014
	(Millions of Dollars)
Powertrain	$139	$149
Motorparts	151	148
Total Reporting Segment	$290	$297

Consolidated sales increased by $90 million or 5%, to $1,962 million for the three months ended June 30, 2015 from $1,872 million in the same period of 2014. The company was negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $177 million. On a constant dollar basis, sales increased by 16% or $267 million. This sales growth is comprised of an increase in Powertrain's external sales of $125 million, reflecting the inclusion of the sales of the TRW engine components business acquisition as well as an increase in volume for the quarter. External sales in the Motorparts division increased by $142 million, driven by the Affinia chassis and the Honeywell brake component business acquisitions, combined with a 4% increase in the underlying business.

Consolidated gross profit decreased by $7 million to $290 million, or 14.8% of sales, for the three months ended June 30, 2015 compared to $297 million, or 15.9% of sales in the same period of 2014. The unfavorable impact on gross profit was driven by negative foreign currency of $35 million, strategic costs and project costs of $11 million and negative productivity of $22 million. These costs were partially offset by increases in sales and volume mix of $50 million and savings in material and services sourcing of $13 million. The decrease in gross margin percentage was primarily due to negative currency impact plus strategic costs in the Motorparts business segment.

Reporting Segment Results – Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
The following table provides a reconciliation of changes in sales, cost of products sold, gross profit and Operational EBITDA for the three months ended June 30, 2015 compared with the three months ended June 30, 2014 for each of the Company’s reporting segments. In 2014 the Company expanded its definition of Operational EBITDA to exclude acquisition related, legal separation and headquarters relocation costs. Accordingly, Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, curtailment gains or losses, the income statement impacts associated with stock appreciation rights, loss on extinguishment of debt and costs associated with acquisitions, legal separation and headquarters relocation. Comparable periods have been adjusted to conform to this definition.

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
Sales
Three months ended June 30, 2014	$1,162	$791	$(81)	$1,872
External sales volumes	133	134	—	267
Inter-segment sales volumes	(3)	(2)	5	—
Customer pricing	(8)	8	—	—
Foreign currency	(117)	(60)	—	(177)
Three months ended June 30, 2015	$1,167	$871	$(76)	$1,962

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Cost of Products Sold
Three months ended June 30, 2014	$(1,013)	$(643)	$81	$(1,575)
Sales volumes / mix	(108)	(104)	(5)	(217)
Productivity, net of inflation	(11)	(11)	—	(22)
Strategic costs and project costs	(3)	(8)	—	(11)
Materials and services sourcing	7	6	—	13
Depreciation	—	(2)	—	(2)
Foreign currency	100	42	—	142
Three months ended June 30, 2015	$(1,028)	$(720)	$76	$(1,672)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Gross Profit
Three months ended June 30, 2014	$149	$148	$—	$297
Sales volumes / mix	22	28	—	50
Customer pricing	(8)	8	—	—
Productivity, net of inflation	(11)	(11)	—	(22)
Strategic costs and project costs	(3)	(8)	—	(11)
Materials and services sourcing	7	6	—	13
Depreciation	—	(2)	—	(2)
Foreign currency	(17)	(18)	—	(35)
Three months ended June 30, 2015	$139	$151	$—	$290

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Operational EBITDA
Three months ended June 30, 2014	$117	$67	$—	$184
Sales volumes / mix	20	19	—	39
Customer pricing	(8)	8	—	—
Productivity, net of inflation	(6)	(15)	—	(21)
Strategic costs and project costs	(4)	(8)	—	(12)
Materials and services sourcing	7	6	—	13
Equity earnings in non-consolidated affiliates	4	—	—	4
Foreign currency	(16)	(12)	—	(28)
Other	—	1	—	1
Three months ended June 30, 2015	$114	$66	$—	$180

Depreciation and amortization				(83)
Interest expense, net				(32)
Restructuring expense				(27)
Discontinued operations				7
Acquisition related costs				(2)
Legal separation costs				(1)
Adjustment of assets to fair value				(3)
Income tax expense				(12)
Other				(3)
Net income				$24

Powertrain
Sales increased by $5 million to $1,167 million for the three months ended June 30, 2015 from $1,162 million in the same period of 2014. The Powertrain division generated approximately 70% of its sales outside of the United States and the resulting currency movements decreased sales by approximately $117 million. Therefore, on a constant dollar basis, external sales increased 13% compared to the second quarter of 2014. The increase in Powertrain’s sales reflects the inclusion of the acquisition of certain assets of the TRW engine components business, which closed on February 6, 2015, as well as an increase in volume which increased sales by $125 million. This includes the impact of customer price decreases of $8 million. When excluding the impact of sales from the TRW engine components business acquisition, sales in North America decreased by 1%, while light vehicle production and commercial vehicle production increased by 3% and 9%, respectively. In EMEA, sales increased by 4% compared to a 1% increase in light vehicle production and a 2% decrease in commercial vehicle production. Sales in ROW increased by 1% compared to a 1% decrease in light vehicle production and a decrease in commercial vehicle production of 7%.
The decrease in gross profit is primarily related to negative exchange impacts, negative productivity and customer price reductions, offset by higher sales and materials and services sourcing savings. Therefore, gross margin percentage decreased from 12.8% in 2014 to 11.9% of sales for the three months ended June 30, 2015.
Operational EBITDA decreased by $3 million to $114 million, or 9.8% of sales for the three months ended June 30, 2015 from $117 million, or 10.1% of sales in the same period of 2014, due to lower gross profit primarily from a negative foreign currency impact, customer price reductions and negative productivity, offset by higher sales volumes and materials and services sourcing savings during the three months ended June 30, 2015.
Motorparts
Sales increased by $80 million, or 10%, to $871 million for the three months ended June 30, 2015 from $791 million in the same period of 2014. Excluding the unfavorable currency impact of $60 million, sales increased by $140 million or 19%, on a constant dollar basis. This increase was primarily related to the Honeywell braking and the Affinia chassis component acquisitions, combined with a 4% increase in the underlying business.

On a comparable basis, excluding the impacts of exchange and acquisitions, North America sales increased by 7%, mainly driven by an increase in sales to the U.S. and Canada aftermarket. EMEA sales at constant exchange rates and excluding the impact of acquisitions, decreased by 1.5%, including a 1% increase in Western Europe aftermarket sales and a $2 million reduction in sales to the Russian aftermarket. At constant exchange rates, ROW sales increased by 39%, primarily due the Honeywell acquisition as well as continued growth in the China and India Aftermarket businesses driven by product line and customer expansion
Gross profit increased by $3 million to $151 million for the three months ended June 30, 2015. This increase was primarily driven by $28 million attributable to increased sales volumes including sales from the Honeywell braking and Affinia chassis acquisitions, favorable customer pricing of $8 million and favorable material and services sourcing savings of $6 million. These favorable impacts on gross profit were partially offset, by a $8 million increase in strategic costs; unfavorable productivity of $11 million and an $18 million negative exchange impact. The gross margin percentage decreased to 17.3% of sales for the three months ended June 30, 2015 from 18.7% of sales in the same period of 2014.
Operational EBITDA decreased by $1 million to $66 million for the three months ended June 30, 2015 from $67 million in the same period of 2014. Items positively impacting EBITDA included $19 million attributable to increased sales volumes including sales from the Honeywell braking and Affinia chassis acquisitions, favorable customer pricing of $8 million and favorable material and services sourcing savings of $6 million. Major items which negatively impacted EBITDA included $8 million of strategic costs, negative productivity of $15 million and a $12 million impact from currency changes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $200 million, or 10.2% of net sales, for the three months ended June 30, 2015 as compared to $195 million, or 10.4% of net sales, for the same period of 2014. The increase in costs is primarily attributable to the addition of SG&A expenses associated with the Affinia chassis business acquisition, the Honeywell friction business acquisition and the TRW engine components business acquisition, partially offset by the benefits of prior restructuring initiatives and exchange rate impacts.
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $45 million and $46 million for the three months ended June 30, 2015 and 2014, respectively.

Interest Expense, Net
Net interest expense was $32 million for the three months ended June 30, 2015 compared to $31 million for the same period of 2014. The increase in net interest expense is due to increased borrowings under the Replacement Revolving Facility, offset by lower amortization costs.

Restructuring Activities
The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for three months ended June 30, 2015:

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at March 31, 2015	$31	$16	$47	$—	$47
Provisions	6	25	31	—	31
Reversals	(4)	—	(4)	—	(4)
Payments	(16)	(6)	(22)	—	(22)
Foreign Currency	—		—	—	—
Balance at June 30, 2015	$17	$35	$52	$—	$52

Restructuring expenses for the three months ended June 30, 2015 primarily relate to: (1) the reshaping of the Company's aftermarket distribution network in Europe, and (2) separation programs in various European countries, primarily Germany, aimed at integrating the recently acquired Honeywell braking component locations. We expect to complete these programs in

2018 and incur additional restructuring and other charges of approximately $30 million. For programs previously initiated, we expect to complete these programs in 2016 and incur additional restructuring and other charges of approximately $15 million.

Other Income (Expense), Net
The specific components of “Other income (expense), net” are as follows:

	Three Months Ended
	June 30
	2015	2014
	(Millions of Dollars)
Adjustment of assets to fair value	(3)	(2)
Third-party royalty income	2	1
Legal separation costs	(1)	—
Losses on sales of account receivables	(2)	(2)
Other	1	(3)
	$(3)	$(6)

Income Taxes
For the three months ended June 30, 2015, the Company recorded income tax expense of $12 million on income from operations before income taxes of $29 million. This compares to income tax expense of $15 million on income from operations before income taxes of $12 million in the same period of 2014. Income tax expense for the three months ended June 30, 2015 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate. The income tax expense for the three months ended June 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes.

Consolidated Results – Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

Net sales:

	Six Months Ended
	June 30
	2015	2014
	(Millions of Dollars)
Powertrain	$2,305	$2,300
Motorparts	1,644	1,510
Inter-segment eliminations	(152)	(159)
Total	$3,797	$3,651

The percentage of net sales by group and region for the six months ended June 30, 2015 and 2014 are listed below.

	Powertrain	Motorparts	Total
2015
North America	36%	56%	44%
EMEA	47%	37%	43%
Rest of World	17%	7%	13%

2014
North America	34%	57%	43%
EMEA	49%	37%	44%
Rest of World	17%	6%	13%

Cost of products sold:

	Six Months Ended
	June 30
	2015	2014
	(Millions of Dollars)
Powertrain	$(2,023)	$(2,003)
Motorparts	(1,385)	(1,236)
Inter-segment eliminations	152	159
Total Reporting Segment	$(3,256)	$(3,080)

Gross profit:

	Six Months Ended
	June 30
	2015	2014
	(Millions of Dollars)
Powertrain	$282	$297
Motorparts	259	274
Total Reporting Segment	$541	$571

Consolidated sales increased by $146 million or 4%, to $3,797 million for the six months ended June 30, 2015 from $3,651 million in the same period of 2014. The company was negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $337 million. On a constant dollar basis, sales increased by 15% or $483 million, net of customer price reductions of $4 million. This sales growth is comprised of an increase in Powertrain's external sales of $238 million, reflecting the inclusion of the acquisition of certain assets of the TRW engine components business as well as increases in volume and market share gains for the six months ended June 30, 2015. External sales in the Motorparts division increased by $245 million, driven by the Affinia chassis and the Honeywell brake component business acquisition.
Consolidated gross profit decreased by $30 million to $541 million, or 14.2% of sales, for the six months ended June 30, 2015 compared to $571 million, or 15.6% of sales in the same period of 2014. The favorable impact on gross profit was due to increased external sales volumes and mix of $80 million and the favorable sourcing savings of $21 million, which were offset by an unfavorable currency impact of $67 million, strategic costs and project costs of $30 million, net customer price reductions of $4 million, increased depreciation of $5 million and unfavorable productivity of $25 million. The decrease in gross margin percentage was primarily due to negative currency impact and strategic costs in the Motorparts division.

Reporting Segment Results – Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
The following table provides a reconciliation of changes in sales, cost of products sold, gross profit and Operational EBITDA for the six months ended June 30, 2015 compared with the six months ended June 30, 2014 for each of the Company’s reporting segments. In 2014 the Company expanded its definition of Operational EBITDA to exclude acquisition related, legal separation and headquarters relocation costs. Accordingly, Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, curtailment gains or losses, the income statement impacts associated with stock appreciation rights, loss on extinguishment of debt and costs associated with acquisitions, legal separation and headquarters relocation. Comparable periods have been adjusted to conform to this definition.

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
Sales
Six months ended June 30, 2014	$2,300	$1,510	$(159)	$3,651
External sales volumes	253	234	—	487
Inter-segment sales volumes	(5)	(2)	7	—
Customer pricing	(15)	11	—	(4)
Foreign currency	(228)	(109)	—	(337)
Six months ended June 30, 2015	$2,305	$1,644	$(152)	$3,797

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Cost of Products Sold
Six months ended June 30, 2014	$(2,003)	$(1,236)	$159	$(3,080)
Sales volumes / mix	(205)	(195)	(7)	(407)
Productivity, net of inflation	(14)	(11)	—	(25)
Strategic costs and project costs	(5)	(25)	—	(30)
Materials and services sourcing	11	10	—	21
Depreciation	(1)	(4)	—	(5)
Foreign currency	194	76	—	270
Six months ended June 30, 2015	$(2,023)	$(1,385)	$152	$(3,256)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Gross Profit
Six months ended June 30, 2014	$297	$274	$—	$571
Sales volumes / mix	43	37	—	80
Customer pricing	(15)	11	—	(4)
Productivity, net of inflation	(14)	(11)	—	(25)
Strategic costs and project costs	(5)	(25)	—	(30)
Materials and services sourcing	11	10	—	21
Depreciation	(1)	(4)	—	(5)
Foreign currency	(34)	(33)	—	(67)
Six months ended June 30, 2015	$282	$259	$—	$541

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Operational EBITDA
Six months ended June 30, 2014	$234	$120	$—	$354
Sales volumes / mix	41	21	—	62
Customer pricing	(15)	11	—	(4)
Productivity, net of inflation	(11)	(21)	—	(32)
Strategic costs and project costs	(6)	(35)	—	(41)
Materials and services sourcing	11	11	—	22
Equity earnings in non-consolidated affiliates	3	1	—	4
Foreign currency	(31)	(20)	—	(51)
Other	(2)	8	—	6
Six months ended June 30, 2015	$224	$96	$—	$320

Depreciation and amortization				(166)
Interest expense, net				(67)
Discontinued operations				7
Restructuring expense				(39)
Loss on sale of equity method investment				(11)
Acquisition related costs				(6)
Legal separation costs				(2)
Adjustment of assets to fair value				2
Stock appreciation rights				1
Income tax expense				(23)
Other				(2)
Net income				$14

Powertrain
Sales increased by $5 million to $2,305 million for the six months ended June 30, 2015 from $2,300 million for the same period of 2014. The Powertrain division generated approximately 70% of its sales outside of the United States and the resulting currency movements decreased sales by approximately $228 million. Therefore, on a constant dollar basis, external sales increased 12% compared to the same period in 2014. The increase in Powertrain’s sales reflects the inclusion of the TRW engine components business acquisition, which closed on February 6, 2015, as well as increases in volume and market share gains which together, increased sales by $238 million. This also includes the impact of customer price decreases of $15 million. When excluding the impact of sales from the TRW engine components business acquisition, sales in North America increased by 1%, while light vehicle production and commercial vehicle production increased by 3% and 13%, respectively. In EMEA, sales increased by 3% compared to a 3% increase in light vehicle production and a 1% decrease in commercial vehicle production. Revenue in ROW increased by 1% compared to flat light vehicle production and a decrease in commercial vehicle production of 12%.
The decrease in gross profit was primarily related to higher sales and materials and services sourcing savings, offset by negative exchange impacts, customer price reductions and negative productivity. Therefore, gross margin percentage decreased from 12.9% in 2014 to 12.2% of sales for the six months ended June 30, 2015.
Operational EBITDA decreased by $10 million to $224 million or 9.7% of sales for the six months ended June 30, 2015 from $234 million or 10.2% of sales in the same period of 2014 primarily due to lower gross profit.

Motorparts
Sales increased by $134 million, or 9%, to $1,644 million for the six months ended June 30, 2015 from $1,510 million in the same period of 2014. Excluding the unfavorable currency impact of $109 million, sales increased by $243 million or 17%, on a constant dollar basis. This increase was primarily due to additional sales related to the Honeywell braking and Affinia chassis component acquisitions.
On a comparable basis, excluding exchange and the impact of acquisitions, North America sales increased by 2%, EMEA sales decreased by 1%, and ROW sales increased by 38%, primarily due the Honeywell acquisition as well as continued growth in the China and India Aftermarket businesses driven by product line and customer expansion.
Gross profit decreased by $15 million to $259 million for the six months ended June 30, 2015 compared to $274 million in the same period of 2014. The decrease in gross profit, was primarily driven by $25 million of strategic costs, negative productivity of $11 million and an unfavorable foreign currency impact of $33 million. These decreases were partially offset by the impacts of $37 million from sales volumes including sales from the Honeywell braking and Affinia chassis acquisitions, favorable customer pricing of $11 million and favorable material and services sourcing savings of $10 million. The gross margin percentage decreased to 15.8% of sales for the six months ended June 30, 2015 from 18.1% of sales in the same period of 2014.
Operational EBITDA decreased by $24 million to $96 million for the six months ended June 30, 2015 from $120 million in the same period of 2014. Major items which negatively impacted EBITDA included $35 million of strategic costs, unfavorable productivity of $21 million and a $20 million impact from currency changes. These decreases, were partially offset by items positively impacting EBITDA which include $21 million attributable to sales volumes including sales from the Honeywell braking and Affinia chassis acquisitions, favorable customer pricing of $11 million and favorable material and services sourcing savings of $11 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $403 million, or 10.6% of net sales, for the six months ended June 30, 2015 as compared to $376 million, or 10.3% of net sales, for the same period of 2014. The increase in costs is primarily attributable to the addition of SG&A expenses associated with the Affinia chassis business acquisition, the Honeywell friction business acquisition and the TRW engine components business acquisition. SG&A expenses in the Motorparts division also included an additional $10 million of strategic costs as compared to the six months ended June 30, 2014.
The Company maintains technical centers throughout the world designed to integrate the Company’s leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $96 million and $93 million for the six months ended June 30, 2015 and 2014, respectively.

Interest Expense, Net
Net interest expense was $67 million for the six months ended June 30, 2015 compared to $53 million for the same period of 2014. This increase is primarily attributable to higher rates and increased borrowings under the Replacement Revolving Facility, offset by lower amortization costs.

Restructuring Activities
The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for six months ended June 30, 2015:

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at December 31, 2014	$36	$16	$52	$1	$53
Provisions	6	6	12	—	12
Payments	(10)	(5)	(15)	(1)	(16)
Acquisitions	2	—	2	—	2
Foreign Currency	(3)	(1)	(4)	—	(4)
Balance at March 31, 2015	31	16	47	—	47
Provisions	6	25	31	—	31
Reversals	(4)	—	(4)	—	(4)
Payments	(16)	(6)	(22)	—	(22)
Foreign Currency	—		—	—	—
Balance at June 30, 2015	$17	$35	$52	$—	$52

Restructuring expenses for the three months ended June 30, 2015 primarily relate to: (1) the reshaping of the Company's aftermarket distribution network in Europe, and (2) separation programs in various European countries, primarily Germany, aimed at integrating the recently acquired Honeywell braking component locations. We expect to complete these programs in 2018 and incur additional restructuring and other charges of approximately $30 million. For programs previously initiated, we expect to complete these programs in 2016 and incur additional restructuring and other charges of approximately $15 million.

During the first quarter of 2015, certain claims for additional severance were brought against the Company related to one of its restructuring activities. While the Company has recorded its best estimate, the cost associated with those actions could increase; however, the Company does not expect the incremental costs to exceed $10 million.

Other Income (Expense), Net
The specific components of “Other income (expense), net” are as follows:

	Six Months Ended
	June 30
	2015	2014
	(Millions of Dollars)
Loss on sale of equity method investment	$(11)	$—
Adjustment of assets to fair value	2	(2)
Gain on sale of assets	4	—
Third-party royalty income	4	3
Legal separation costs	(2)	—
Losses on sales of account receivables	(4)	(3)
Other	6	(10)
	$(1)	$(12)

Loss on sale of equity method investment: During the six months ended June 30, 2015 the Company recognized an $11 million loss on the disposition of an equity method investment as discussed in Note 10, Investment in Non-consolidated Affiliates, in Part I, Item 1 of this report.

Income Taxes
For the six months ended June 30, 2015, the Company recorded income tax expense of $23 million on income from operations before income taxes of $30 million. This compares to income tax expense of $33 million on income from operations before income taxes of $71 million in the same period of 2014. Income tax expense for the six months ended June 30, 2015 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate. The income tax expense for the six months ended June 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offest by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes.
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

Litigation and Environmental Contingencies
For a summary of material litigation and environmental contingencies, refer to Note 15, Commitments and Contingencies, of the condensed consolidated financial statements.

Liquidity and Capital Resources
Operating Activities

As summarized in the table below, net cash (used by) provided from operating activities was $(91) million and $161 million for the six months ended June 30, 2015 and 2014, respectively.

	Six Months Ended
	June 30
	2015	2014
	(Millions of Dollars)
Operational cash flow before changes in operating assets and liabilities	$140	$188

Changes in operating assets and liabilities:
Accounts receivable	(182)	(124)
Inventories	(117)	(12)
Accounts payable	80	65
Other assets and liabilities	(12)	44
Total change in operating assets and liabilities	(231)	(27)

Net Cash (Used by) Provided From Operating Activities	$(91)	$161

Operational cash flow before changes in operating assets and liabilities
Cash flow from operations before changes in operating assets and liabilities was $140 million for six months ended June 30, 2015 compared to $188 million for the comparable period of 2014. The decrease is mainly driven by lower earnings in 2015 compared to 2014 and higher restructuring payments. Operational EBITDA decreased by $34 million to $320 million for six months ended June 30, 2015 compared to $354 million in 2014, while restructuring payments increased by 19 million.
Cash (outflow) from changes in operating assets and liabilities
Cash (outflow) from changes in operating assets and liabilities was $231 million for six months ended June 30, 2015 compared to $27 million for the comparable period of 2014.
The net increase in working capital for the six months ended June 30, 2015 as compared to 2014 reflects the additional working capital needs related to the TRW engine components business acquisition. The remaining working capital increase is primarily related to increased inventory in the Motorparts division, partly due to higher volumes, plus additional inventory required to support the distribution center strategic initiatives, and the Affinia and Honeywell integration activities.

Investing Activities
Cash flow used by investing activities was $494 million for the six months ended June 30, 2015 compared to $335 million for the comparable period of 2014.
Capital expenditures were $216 million and $173 million for the six months ended June 30, 2015 and 2014, respectively. The increase in capital expenditures between the two periods is in the Motorparts division and reflects the ongoing investment in its strategic initiatives, principally in the new distribution centers during the quarter.
During the six months ended June 30, 2015, there was a payment of $301 million, net of acquired cash, to purchase certain assets of the TRW engine components business.
During the six months ended June 30, 2014, there were $165 million of payments, net of acquired cash, to acquire businesses, $15 million of which was to acquire the DZV bearings business and $140 million of which was paid for the Affinia Chassis Business Acquisition. The Company assumed $10 million of pre-existing debt associated with the DZV bearings business acquisition.
Financing Activities
Cash flow provided by financing activities was $479 million for the six months ended June 30, 2015 compared to cash flow provided by financing activities of $37 million for the comparable period of 2014. This includes $230 million net borrowings on the revolver primarily for the acquisition of certain assets of the TRW engine components business. The other major item was $250 million cash inflow associated with the Company's common stock rights offering in which approximately 19 million shares of the Company's common stock were issued in March 2015.

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
Other Liquidity and Capital Resource Items
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	June 30	December 31
	2015	2014
	(Millions of Dollars)
Gross accounts receivable factored	$383	$306
Gross accounts receivable factored, qualifying as sales	365	293
Undrawn cash on factored accounts receivable	2	2

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$410	$445	$800	$855
Losses on sales of account receivables	(2)	(2)	(4)	(3)
Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $15 million and $17 million as of June 30, 2015 and December 31, 2014, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

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
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2015, the Company derived 37% of its sales in the United States and 63% internationally. Of these international sales, 56% are denominated in the euro, with no other single currency representing more than 11%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company manages certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts.

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
As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015, at the reasonable assurance level previously described.
Changes to Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of June 30, 2015, the Company’s management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015.

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

	10.1
Amendment No. 1 to the Federal-Mogul Holdings Corporation 2010 Stock Incentive Plan (Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2015). †

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
Dated: July 29, 2015