Form 10-Q
period 2015-09-30
Federal-Mogul Holdings Corp
filed 2015-10-28
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐
As of October 23, 2015, there were 169,040,651 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL HOLDINGS CORPORATION
Form 10-Q
For the Three and Nine Months Ended September 30, 2015

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Net sales	$1,824	$1,871	$5,621	$5,522
Cost of products sold	(1,561)	(1,609)	(4,817)	(4,689)

Gross profit	263	262	804	833

Selling, general and administrative expenses	(193)	(210)	(596)	(585)
Interest expense, net	(36)	(34)	(103)	(87)
Restructuring expense	(18)	(25)	(57)	(63)
Loss on debt extinguishment	—	—	—	(24)
Equity earnings of non-consolidated affiliates	9	12	37	39
Amortization expense	(16)	(13)	(45)	(37)
Adjustment of assets to fair value	(62)	(1)	(60)	(3)
Other income (expense), net	—	7	(3)	(4)

Income (loss) from continuing operations before income taxes	(53)	(2)	(23)	69
Income tax expense	(9)	(15)	(32)	(48)

Net (loss) income from continuing operations	(62)	(17)	(55)	21
Gain from discontinued operations, net of income tax	—	—	7	—
Net (loss) income	(62)	(17)	(48)	21

Less net income attributable to noncontrolling interests	(1)	(1)	(4)	(4)
Net (loss) income attributable to Federal-Mogul	$(63)	$(18)	$(52)	$17

Amounts attributable to Federal-Mogul:
Net (loss) income from continuing operations	$(63)	$(18)	$(59)	$17
Gain from discontinued operations, net of income tax	—	—	7	—
Net (loss) income	$(63)	$(18)	$(52)	$17

Net (loss) income per common share attributable to Federal-
Mogul basic and diluted:
Net (loss) income from continuing operations	$(0.37)	$(0.12)	$(0.36)	$0.11
Gain from discontinued operations, net of income tax	—	—	0.04	—
Net (loss) income	$(0.37)	$(0.12)	$(0.32)	$0.11
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014

Net (loss) income	$(62)	$(17)	$(48)	$21

Other comprehensive loss:

Foreign currency translation adjustments and other	(92)	(99)	(189)	(100)

Pensions and post-retirement benefits:
Net unrealized credits	—	7	11	7
Reclassification of (gains) losses of deconsolidated affiliates	—	(1)	—	1
Reclassification of costs included in net (loss) income during period	6	1	17	5
Income taxes	2	—	2	(1)
Pensions and post-retirement benefits, net of tax	8	7	30	12

Hedge instruments:
Net unrealized (losses) gains arising during period	(1)	—	(3)	1
Reclassification of losses included in net (loss) income during the period	1	1	2	2
Income taxes	—	(1)	—	(1)
Hedge instruments, net of tax	—	—	(1)	2

Other comprehensive loss, net of tax	(84)	(92)	(160)	(86)

Comprehensive loss	(146)	(109)	(208)	(65)

Less: Comprehensive loss attributable to noncontrolling interests	3	6	2	3

Comprehensive loss attributable to Federal-Mogul	$(143)	$(103)	$(206)	$(62)
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in millions)

	September 30	December 31
	2015	2014
ASSETS
Current assets:
Cash and equivalents	$220	$332
Accounts receivable, net	1,469	1,419
Inventories, net	1,370	1,215
Prepaid expenses and other current assets	213	225
Total current assets	3,272	3,191

Property, plant and equipment, net	2,352	2,160
Goodwill and other indefinite-lived intangible assets	949	928
Definite-lived intangible assets, net	417	354
Investments in non-consolidated affiliates	280	269
Other noncurrent assets	183	165
TOTAL ASSETS	$7,453	$7,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt	$141	$127
Accounts payable	932	926
Accrued liabilities	616	546
Current portion of pensions and other postemployment benefits liability	44	46
Other current liabilities	164	186
Total current liabilities	1,897	1,831

Long-term debt	2,878	2,563
Pensions and other postemployment benefits liability	1,209	1,282
Long-term portion of deferred income taxes	393	389
Other accrued liabilities	97	93

Shareholders’ equity:
Preferred stock ($0.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($0.01 par value; 450,100,000 authorized shares; 170,636,151 issued shares and 169,040,651 outstanding shares as of September 30, 2015; 151,624,744 issued shares and 150,029,244 outstanding shares as of December 31, 2014)	2	2
Additional paid-in capital	2,899	2,649
Accumulated deficit	(738)	(686)
Accumulated other comprehensive loss	(1,296)	(1,142)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	850	806
Noncontrolling interests	129	103
Total shareholders’ equity	979	909
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,453	$7,067
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended
	September 30
	2015	2014
Cash (Used By) Provided From Operating Activities
Net income	$(48)	$21
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	254	251
Restructuring expense	57	63
Payments against restructuring liabilities	(48)	(33)
Loss on debt extinguishment	—	24
Equity earnings of non-consolidated affiliates	(37)	(39)
Cash dividends received from non-consolidated affiliates	6	22
Change in pensions and postemployment benefits	(61)	(64)
Adjustment of assets to fair value	60	3
Deferred tax benefit	(4)	(6)
Loss on sale of equity method investment	11	—
Gain from discontinued operations	(7)	—
Gain from sales of property, plant and equipment	(4)	—
Changes in operating assets and liabilities:
Accounts receivable	(80)	(100)
Inventories	(175)	(71)
Accounts payable	40	106
Other assets and liabilities	11	85
Net Cash (Used by) Provided From Operating Activities	(25)	262

Cash (Used By) Provided From Investing Activities
Expenditures for property, plant and equipment	(326)	(282)
Payments to acquire businesses, net of cash acquired	(365)	(321)
Net proceeds from sale of equity method investment	15	—
Net proceeds from sales of property, plant and equipment	8	4
Net Cash Used By Investing Activities	(668)	(599)

Cash (Used By) Provided From Financing Activities
Proceeds from term loans, net of original issue discount	—	2,589
Proceeds from equity rights offering net of related fees	250	—
Proceeds from draws on revolving line of credit	543	—
Payments on revolving line of credit	(208)	—
Principal payments on term loans	(20)	(2,537)
(Decrease)/Increase in other long-term debt	(3)	7
Debt issuance costs	—	(12)
Contingent consideration to acquire business	—	(9)
Increase in short-term debt	19	—
Net remittances on servicing of factoring arrangements	(2)	(2)
Net Cash Provided From Financing Activities	579	36

Effect of foreign currency exchange rate fluctuations on cash	2	9

Decrease in cash and equivalents	(112)	(292)
Cash and equivalents at beginning of period	332	761
Cash and equivalents at end of period	$220	$469

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
References herein to the “Company,” “Federal-Mogul,” “we,” “us,” and “our” refer to Federal-Mogul Corporation for the period prior to the effective time of the Reorganization on April 15, 2014 and to Federal-Mogul Holdings Corporation for the period after the effective time of the Reorganization.
Interim Financial Statements
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) that management believes are necessary for a fair presentation of the results of operations, comprehensive income, financial position and cash flows. The Company’s management believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 27, 2015. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.
Principles of Consolidation
The Company consolidates into its financial statements all wholly-owned and any partially-owned subsidiaries that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. See Note 10, Investment in Non-consolidated Affiliates, for discussion regarding the Company's subsidiaries that were subject to regulatory control.
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
Controlling Ownership
As of September 30, 2015, Mr. Carl C. Icahn indirectly controls approximately 81.99% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.

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
Subsequent to the IEP acquisition of Uni-Select, Uni-Select changed its name to Auto Plus. The Company had $17 million of sales from the date of acquisition through September 30, 2015 to Auto Plus and $19 million of accounts receivable outstanding from Auto Plus as of September 30, 2015.
Factoring of Trade Accounts Receivable
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	September 30	December 31
	2015	2014
Gross accounts receivable factored	$412	$306
Gross accounts receivable factored, qualifying as sales	397	293
Undrawn cash on factored accounts receivable	1	2
Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Proceeds from factoring qualifying as sales	$380	$456	$1,180	$1,311
Losses on sales of account receivables	(3)	(2)	(7)	(5)
Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $11 million and $17 million as of September 30, 2015 and December 31, 2014. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.
The losses on sales of accounts receivable are recorded in the condensed consolidated statements of operations within “Other income (expense), net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and, as such, a servicing asset or liability is not incurred as a result of such activities.
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

Noncontrolling Interests
The following table presents a rollforward of the changes in noncontrolling interests:

Nine Months
Ended
September 30
2015
Equity balance of noncontrolling interests as of December 31, 2014	$103

Acquisitions	28

Comprehensive income (loss):
Net income	4
Foreign currency adjustments and other	(6)
Equity balance of noncontrolling interests as of September 30, 2015	$129
See further details related to the increase in the noncontrolling interest balance in Note 4, Acquisitions.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. This ASU clarifies the principles for recognizing revenue and provides a common revenue standard for U.S. GAAP and International Financial Reporting Standards and will require revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The FASB, through the issuance of ASU No. 2015-14, approved a one year delay of the effective date and the new standard is effective for reporting periods beginning after December 15, 2017 and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the potential effects of this pronouncement and the implementation approach to be used.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted.  This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU No. 2015-15 is effective upon issuance. Upon adoption of this guidance the Company will present the debt issuance costs for its revolving line of credit as an asset and not as a direct deduction from its revolving line of credit liability. The Company expects the adoption of this guidance will not have a material effect on its financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. ASU No. 2015-11 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods therein, with early adoption permitted. The Company is currently evaluating the potential effects of this pronouncement.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. Under this ASU, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation or amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed as of the acquisition date, must be recorded in the reporting period in which the adjustment amounts are determined rather than retrospectively. This standard is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2016. Early adoption is permitted as of annual reporting periods beginning after December 15, 2015, including interim reporting periods within those annual periods. The Company expects the adoption of this guidance will not have a material effect on its financial statements.

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
The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity as of and for the nine months ended September 30, 2015 by reporting segment.

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
Balance at December 31, 2014	$36	$16	$52	$1	$53
Provisions	6	6	12	—	12
Payments	(10)	(5)	(15)	(1)	(16)
Acquisitions	2	—	2	—	2
Foreign Currency	(3)	(1)	(4)	—	(4)
Balance at March 31, 2015	31	16	47	—	47
Provisions	6	25	31	—	31
Reversals	(4)	—	(4)	—	(4)
Payments	(16)	(6)	(22)	—	(22)
Balance at June 30, 2015	17	35	52	—	52
Provisions	17	1	18	—	18
Payments	(4)	(6)	(10)	—	(10)
Balance at September 30, 2015	$30	$30	$60	$—	$60

The following table provides a quarterly summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the nine months ended September 30, 2015. As the table reflects, facility closure and other costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Closure and Other Costs	Total
Balance at December 31, 2014	$51	$2	$53
Provisions	10	2	12
Payments	(13)	(3)	(16)
Acquisitions	2	—	2
Foreign Currency	(4)	—	(4)
Balance at March 31, 2015	46	1	47
Provisions	29	2	31
Reversals	(4)	—	(4)
Payments	(20)	(2)	(22)
Balance at June 30, 2015	51	1	52
Provisions	17	1	18
Payments	(9)	(1)	(10)
Balance at September 30, 2015	$59	$1	$60

Restructuring expenses for the three months ended September 30, 2015 primarily relate to EMEA locations aimed at reducing production complexities and reducing inefficiencies in indirect and fixed costs structures. We expect to complete these programs in 2018 and incur additional restructuring and other charges of approximately $40 million. For programs previously initiated, we expect to complete these programs in 2018 and incur additional restructuring and other charges of approximately $10 million.

The Company recognized net restructuring expenses of $25 million during the three months ended September 30, 2014. Of these expenses, $23 million was related to employee costs and $2 million was related to facility closure and other costs. The Company recognized net restructuring expenses of $63 million during the nine months ended September 30, 2014. Of these expenses, $57 million was related to employee costs and $6 million was related facility closure and other costs.

3.	OTHER INCOME (EXPENSE), NET
The specific components of “Other income (expense), net” are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Loss on sale of equity method investment	$—	$—	$(11)	$—
Gain on sale of assets	—	1	4	1
Third-party royalty income	1	2	5	5
Legal separation costs	(1)	(1)	(3)	(1)
Losses on sales of account receivables	(3)	(2)	(7)	(5)
Other	3	7	9	(4)
	$—	$7	$(3)	$(4)

During the nine months ended September 30, 2015 the Company recognized an $11 million loss on the disposition of an equity method investment. See Note 10, Investment in Non-consolidated Affiliates, for further details.

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
The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Fair Value
Cash, net of assumed debt	$6
Accounts receivable, net	107
Inventory, net	74
Property, plant and equipment, net	178
Accounts payable	(107)
Acquired postemployment benefits	(81)
Other net assets	6
Total identifiable net assets	$183

TRW Engine Components Acquisition
Pursuant to the Amended and Restated Share and Asset Purchase Agreement dated January 23, 2015, the Company completed the acquisition of the engine components business from TRW. On February 6, 2015, the Company completed the acquisition of certain assets of the TRW engine components business. The business was acquired through a combination of asset and stock purchases for a purchase price of approximately $309 million. On July 7, 2015, the Company completed the purchase of certain additional business assets of the TRW engine components business. The business was acquired through stock purchases for a base purchase price of approximately $56 million. The purchase includes a $25 million noncontrolling interest related to a 66% stake in a majority owned entity that the Company consolidates into its financial statements. The acquisition was funded primarily from the Company's available revolving line of credit and is subject to certain customary closing and post-closing adjustments. The acquisition of certain assets of the TRW engine components business adds a completely new product line to the Company's portfolio, strengthens the Company's position as a leading developer and supplier of core components for engines, and enhances the Company's ability to support its customers to improve fuel economy and reduce emissions.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing certain customary post-closing adjustments which could have an effect on the third-party valuations of certain tangible assets; thus, the provisional measurements of net assets are subject to change.

	Estimated Fair Value at Acquisition	Measurement Period Adjustments	Estimated Fair Value as of September 30, 2015
Cash	$14	$—	$14
Accounts receivable, net	31	—	31
Inventory, net	36	—	36
Property, plant and equipment, net	287	(52)	235
Goodwill	58	18	76
Other identified intangible assets	69	37	106
Accounts payable	(21)	(1)	(22)
Accrued liabilities	(36)	(7)	(43)
Acquired postemployment benefits	(45)	(1)	(46)
Other net assets	1	2	3
Total identifiable net assets	$394	$(4)	$390
In addition to the benefits noted above, goodwill is created from the expected synergies through the integration of the engine components business into the existing Powertrain segment which will allow for improved profitability.
Proforma Results
The following proforma results for the three and nine months ended September 30, 2015 and 2014 assume the Affinia chassis business acquisition, the purchase of Honeywell's braking component business and the acquisition of certain assets of the TRW engine components business occurred as of the beginning of 2014 and is inclusive of provisional purchase price adjustments. The proforma results are not necessarily indicative of the results that actually would have been obtained.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	Unaudited
Net sales	$1,824	$1,986	$5,665	$6,247

Net (loss) income attributable to Federal-Mogul	$(62)	$(15)	$(52)	$22

(Loss) earnings per share attributable to Federal-Mogul - basic and diluted	$(0.37)	$(0.10)	$(0.32)	$0.15

During the nine months ended September 30, 2015, the Company recorded $1 million in transaction related expenses, primarily legal and other professional fees, associated with the acquisition of certain assets of the TRW engine components business. These expenses are recorded in "Selling, general and administrative expenses" within the condensed consolidated statements of operations.

5.    DISCONTINUED OPERATIONS
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses not core to the Company’s long-term portfolio may be considered for divestiture or other exit activities. During the nine months ended September 30, 2015, the Company recognized a $7 million adjustment (no income tax effect) which is included in “Gain from discontinued operations, net of income tax” with in the condensed consolidated statement of operations.

6.	FINANCIAL INSTRUMENTS
Commodity Price Risk
The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with forecasted purchases. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include copper, nickel, tin, zinc, high-grade aluminum and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future.
Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	September 30	December 31
	2015	2014
Combined notional value	$25	$36
Combined notional value designated as hedging instruments	25	36
Unrealized net loss recorded in “Accumulated other comprehensive loss”	(3)	(1)

The Company has designated these contracts as cash flow hedging instruments and has a net liability position related to these instruments in the amount of $3 million and $1 million as of September 30, 2015 and December 31, 2014. The Company records unrecognized gains and losses in other comprehensive income and makes regular reclassifying adjustments into "Cost of products sold" within the condensed consolidated statement of operations when amounts are recognized. For the three months ended September 30, 2015 and September 30, 2014, the Company recognized $1 million of losses and $0 into other comprehensive income and has reclassified $1 million of losses and $1 million of gains into "Cost of products sold" within the condensed consolidated statement of operations. For the nine months ended September 30, 2015 and September 30, 2014, the Company recognized $3 million of losses and $1 million of gains into other comprehensive income and has reclassified $2 million of losses and $1 million in losses into "Cost of products sold" within the condensed consolidated statement of operations.

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
The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with the Company's commodity hedging program. In order to obtain critical terms match for commodity exposure, the Company engages the use of foreign exchange contracts. The Company did not hold any foreign currency price hedge contracts at September 30, 2015 or December 31, 2014. For the three months ended September 30, 2015 and September 30, 2014 there were no amounts reclassified into net income. For the nine months ended September 30, 2015 there were no amounts reclassified into net income and for the nine months ended September 30, 2014 the company reclassified $1 million of losses into "Cost of products sold" within the condensed consolidated statement of operations.

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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable and cash investments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. One Motorparts customer accounts for approximately 12% of the Company’s net trade accounts receivable balance as of September 30, 2015. The Company requires placement of cash in financial institutions evaluated as highly creditworthy.

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
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at September 30, 2015 and December 31, 2014 are set forth in the table below:

	Liability	Level 2	Valuation Technique
September 30, 2015
Commodity contracts	$(3)	$(3)	C
December 31, 2014
Commodity contracts	(1)	(1)	C

The Company calculates the fair value of its commodity contracts and foreign currency contracts using quoted commodity forward rates and quoted currency forward rates, respectively, to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on quoted bank deposit rates.

Assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2015 and 2014 are set forth in the table below:

	Asset	Level 3	Loss	Valuation Technique
September 30, 2015
Goodwill	—	—	(56)	A,C
Property, plant and equipment	17	17	(10)	A,B

September 30, 2014
Property, plant and equipment	—	—	(3)	A,B
One of the Company's reporting units with goodwill of $56 million was fully impaired, resulting in an impairment charge of $56 million which was recorded within "Adjustment of assets to fair value" in the condensed consolidated statement of operations for the nine months ended September 30, 2015. Property, plant and equipment with a carrying value of $27 million was written down to fair value of $17 million, resulting in an impairment charge of $10 million which was recorded within “Adjustment of assets to fair value” in the condensed consolidated statement of operations for the nine months ended September 30, 2015.

Property, plant and equipment with a carrying value of $3 million was fully impaired, resulting in an impairment charge of $3 million, which was recorded within “Adjustment of assets to fair value” in the condensed consolidated statement of operations for the nine months ended September 30, 2014.

8.	INVENTORIES
Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out method at September 30, 2015 and December 31, 2014. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.
Net inventories consist of the following:

	September 30	December 31
	2015	2014
Raw materials	$262	$232
Work-in-process	192	171
Finished products	1,043	934
	1,497	1,337
Inventory valuation allowance	(127)	(122)
	$1,370	$1,215

9.	GOODWILL AND OTHER INTANGIBLE ASSETS
At September 30, 2015 and December 31, 2014, goodwill and other indefinite-lived intangible assets consist of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Net Carrying Amount
Goodwill	$1,459	$(740)	$719	$1,391	$(690)	$701
Trademarks and brand names	428	(198)	230	425	(198)	227
	$1,887	$(938)	$949	$1,816	$(888)	$928

At September 30, 2015 and December 31, 2014, definite-lived intangible assets consist of the following:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$140	$(87)	$53	$116	$(73)	$43
Customer relationships	682	(318)	364	598	(287)	311
	$822	$(405)	$417	$714	$(360)	$354
The following is a quarterly summary of the Company’s goodwill as of and for the nine months ended September 30, 2015:

	Powertrain	Motorparts	Net Carrying Amount
Balance at December 31, 2014	$490	$211	$701
2014 impairment finalization	—	6	6
Acquisitions and purchase accounting adjustments	51	—	51
Foreign currency	(3)	—	(3)
Balance at March 31, 2015	538	217	755
Acquisitions and purchase accounting adjustments	32	—	32
Foreign currency	4	1	5
Balance at June 30, 2015	574	218	792
Impairments	—	(56)	(56)
Acquisitions and purchase accounting adjustments	(9)	—	(9)
Foreign currency	(7)	(1)	(8)
Balance at September 30, 2015	$558	$161	$719

Based on an interim analysis, the Company determined that there were impairment indicators for one of its reporting units and conducted an impairment analysis where it concluded $56 million of goodwill was impaired. The Company does not believe that there are impairment indicators of goodwill for any other reporting units, but has experienced decreases in operating results for certain reporting units as a result of the negative effect of exchange rates and negative economic conditions. Additional declines in operating results or forecasts due to a strengthening of the US dollar or deterioration of economic conditions could result in an impairment charge in future periods.

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

The following is a quarterly summary of the Company’s trademarks and brand names as of and for the nine months ended September 30, 2015:

	Powertrain	Motorparts	Net Carrying Amount
Balance at December 31, 2014	$4	$223	$227
Foreign currency	—	—	—
Balance at March 31, 2015	4	223	227
Acquisitions and purchase accounting adjustments	4	—	4
Foreign currency	(1)	—	(1)
Balance at June 30, 2015	7	223	230
Acquisitions and purchase accounting adjustments	—	—	—
Balance at September 30, 2015	$7	$223	$230

The following is a quarterly summary of the Company’s definite-lived intangible assets (net) as of and for the nine months ended September 30, 2015:

	Powertrain	Motorparts	Net Carrying Amount
Balance at December 31, 2014	$53	$301	$354
Acquisitions and purchase accounting adjustments	69	—	69
Amortization expense	(3)	(11)	(14)
Foreign currency	(2)	—	(2)
Balance at March 31, 2015	117	290	407
Acquisitions and purchase accounting adjustments	23	—	23
Amortization expense	(6)	(9)	(15)
Foreign currency	2	—	2
Balance at June 30, 2015	136	281	417
Acquisitions and purchase accounting adjustments	16	—	16
Amortization expense	(6)	(10)	(16)
Balance at September 30, 2015	$146	$271	$417

During the nine months ended September 30, 2015, the Company recorded $76 million of goodwill, $84 million of customer relationships and $22 million of developed technology in connection with its acquisition of certain assets of the TRW engine components business. See Note 4, Acquisitions, for further detail on the acquisition.
The Company utilizes the straight-line method of amortization, recognized over the estimated useful lives of the assets.

The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows:

Millions of Dollars
2015 (remaining three months)	$15
2016	58
2017	57
2018	49
2019	49
2020 and thereafter	189
$417

10.	INVESTMENT IN NON-CONSOLIDATED AFFILIATES
The Company maintains investments in several non-consolidated affiliates, which are located in China, Korea, Turkey, India and the United States. With the exception of the deconsolidated business discussed below, the Company generally equates control to ownership percentage whereby investments that are more than 50% owned are consolidated.
As part of the regulatory approval related to the acquisition of certain business assets of the Honeywell brake component business, the Company committed to divest, or procure the divestiture of the commercial vehicle brake pads business relating to original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) market in the European Economic Area (“EEA”), based at the manufacturing plant in Marienheide, Germany and light vehicle brake pads business relating to the OE market in the EEA, based at the manufacturing plant in Noyon, France (collectively, the “Divestment Business”).  Furthermore, to the extent possible, the Company committed to keep the Divestment Business separate from the business(es) it is retaining, and unless explicitly permitted committed to ensure: (i) management and staff have no involvement in the Divestment Business; (ii) certain key personnel of the Divestment Business have no involvement in any business retained by the Company and do not report to any individual outside the Divestment Business. As such, as of June 30, 2014 the Company deconsolidated its subsidiaries or group of assets which were subject to regulatory commitments and recorded an investment in unconsolidated subsidiary, which was accounted for as an equity method investment until disposition. The disposition of the Divestment Business was complete in the first quarter of 2015. As a result of the disposition, the Company recognized an $11 million loss on disposal recorded in the line item "Other income (expense), net" in the condensed consolidated statements of operations.
The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s affiliations are businesses established and maintained in connection with its operating strategy and are not special purpose entities.
The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	September 30	December 31
	2015	2014
Investments in non-consolidated affiliates	$280	$269

Direct ownership percentages	2% to 50%	2% to 100%

The following table represents amounts reflected in the Company’s financial statements related to non-consolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Equity earnings of non-consolidated affiliates	$9	$12	$37	$39

Cash dividends received from non-consolidated affiliates	—	17	6	22
The following table presents selected aggregated financial information of the Company’s non-consolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Statements of Operations
Sales	$193	$232	$625	$679
Gross profit	36	46	125	142
Income from continuing operations	25	31	100	105
Net income	23	27	91	92

11.	ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	September 30	December 31
	2015	2014
Accrued compensation	$217	$177
Accrued rebates	164	149
Restructuring liabilities	60	53
Non-income taxes payable	55	52
Alleged defective products	31	30
Accrued professional services	31	28
Accrued income taxes	22	24
Accrued product returns	20	24
Accrued warranty	16	9
	$616	$546

12.	DEBT
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
In accordance with FASB ASC Topic No. 405, Extinguishments of Liabilities, the Company recognized a $24 million non-cash loss on the extinguishment of debt attributable to the write-off of the unamortized fair value adjustment and unamortized debt issuance costs which was recorded in the line item “Loss on debt extinguishment” in the condensed consolidated statements of operations during the nine months ended September 30, 2014.
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

Interest expense associated with the amortization of the original issue discount, debt issuance costs and fair value adjustment recognized in the Company’s condensed consolidated statements of operations, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Amortization of debt issuance fees	$1	$1	$2	$2
Amortization of original issue discount	—	—	1	—
Amortization of fair value adjustment	—	—	—	7
	$1	$1	$3	$9

Debt consists of the following:

	September 30	December 31
	2015	2014
Loans under New Term Facilities:
Revolver	$335	$—
Tranche B term loan	693	698
Tranche C term loan	1,881	1,895
Debt discount	(9)	(10)

Other debt, primarily foreign instruments	119	107
	3,019	2,690
Less:
Short-term debt, including current maturities of long-term debt	(141)	(127)
Total long-term debt	$2,878	$2,563
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
The Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants as of September 30, 2015 and December 31, 2014.
The Replacement Revolving Facility had an available borrowing base of $175 million and $516 million as of September 30, 2015 and December 31, 2014, respectively. The Company had $40 million and $34 million of letters of credit outstanding as of September 30, 2015 and December 31, 2014, respectively, pertaining to the Replacement Revolving Facility. To the extent letters of credit associated with the Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.

Estimated fair values of the Company’s term loans under the Credit Agreement were:

	Estimated Fair Value (Level 1)	Fair Value in Excess (Deficit) of Carrying Value	Valuation Technique
September 30, 2015
Term Loans	$2,468	$(97)	A

December 31, 2014
Term Loans	$2,571	$(12)	A

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of September 30, 2015 and December 31, 2014. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets. Refer to Note 7, Fair Value Measurements, for definitions of input levels and valuation techniques.

13.	PENSIONS AND OTHER POST-RETIREMENT BENEFITS
The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Post-Retirement Benefits”) for certain employees and retirees around the world.
Components of net periodic benefit cost (credit)for the three months ended September 30, 2015 and 2014 are as follows:

	Pension Benefits				Other Post-Retirement
	United States Plans		Non-U.S. Plans		Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$—	$—	$4	$3	$—	$—
Interest cost	12	13	4	4	3	4
Expected return on plan assets	(15)	(15)	—	(1)	—	—
Amortization of actuarial losses	3	1	2	1	2	1
Amortization of prior service credits	—	—	—	—	(1)	(2)
Net periodic benefit cost (credit)	$—	$(1)	$10	$7	$4	$3

Components of net periodic benefit cost (credit) for the nine months ended September 30, 2015 and 2014 are as follows:

	Pension Benefits				Other Post-Retirement
	United States Plans		Non-U.S. Plans		Benefits
	2015	2014	2015	2014	2015	2014
Service cost	$2	$2	$12	$9	$—	$—
Interest cost	36	39	8	12	10	12
Expected return on plan assets	(44)	(46)	(1)	(2)	—	—
Amortization of actuarial losses	8	3	8	4	4	2
Amortization of prior service credits	—	—	—	—	(3)	(4)
Net periodic benefit cost (credit)	$2	$(2)	$27	$23	$11	$10

14.	INCOME TAXES
For the three months ended September 30, 2015, the Company recorded income tax expense of $9 million on a loss from continuing operations before income taxes of $53 million. This compares to income tax expense of $15 million on a loss from operations before income taxes of $2 million in the same period of 2014. Income tax expense for the three months ended September 30, 2015 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate. The income tax expense for the three months ended September 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes.
For the nine months ended September 30, 2015, the Company recorded income tax expense of $32 million on a loss from continuing operations before income taxes of $23 million. This compares to income tax expense of $48 million on income from continuing operations before income taxes of $69 million in the same period of 2014. Income tax expense for the nine months ended September 30, 2015 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate. The income tax expense for the nine months ended September 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes.
On July 11, 2013, the Company became part of an affiliated group of corporations as defined in Section 1504 of the Internal Revenue Code of 1986 ("the Code"), as amended, of which American Entertainment Properties Corp. (“AEP”), a wholly owned subsidiary of Icahn Enterprises, is the common parent. The Company subsequently entered into a tax allocation agreement (the “Tax Allocation Agreement”) with AEP. Pursuant to the Tax Allocation Agreement, AEP and the Company have agreed to the allocation of certain income tax items. The Company is a member of the AEP U.S. consolidated tax group. In those jurisdictions where the Company is filing consolidated U.S. federal and state returns with AEP, the Company will pay to AEP any tax it would have owed had it continued to file separately. To the extent that the AEP consolidated group is able to reduce its tax liability as a result of including the Company in its consolidated group, AEP will pay the Company an amount equal to 20% of such reduction and the Company will carryforward for its own use under the Tax Allocation Agreement 80% of the items that caused the tax reduction (the “Excess Tax Benefits”). While a member of the AEP affiliated group the Company will reduce the amounts it would otherwise owe AEP by the Excess Tax Benefits. Moreover, if the Company should ever become deconsolidated from AEP, AEP will reimburse the Company for any tax liability in post-deconsolidation years the Company would not have paid had it actually had the Excess Tax Benefits for its own use. The cumulative payments to the Company by AEP post-deconsolidation cannot exceed the cumulative reductions in tax to the AEP group resulting from its use of the Excess Tax Benefits. Separate return methodology will be used in determining income taxes.

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

Total environmental liabilities, determined on an undiscounted basis, are included in the consolidated balance sheets as follows:

	September 30	December 31
	2015	2014
Other current liabilities	$7	$6
Other accrued liabilities (noncurrent)	9	9
	$16	$15
Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At September 30, 2015, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $44 million.
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
Affiliate Pension Obligations
As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of September 30, 2015. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $104 million as of September 30, 2015. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.
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
The following represents the Company’s changes in accumulated other comprehensive loss ("AOCL") by component for the nine months ended September 30, 2015:

	Foreign Currency Translation Adjustments	Gains and Losses on Cash Flow Hedges	Pensions and Post-retirement Benefits	Total
Balance at December 31, 2014	$(482)	$(17)	$(643)	$(1,142)

Other comprehensive (loss) income before reclassifications	(183)	(3)	11	(175)
Amounts reclassified from AOCL	—	2	17	19
Income taxes	—	—	2	2
Other comprehensive (loss) income	(183)	(1)	30	(154)

Balance at September 30, 2015	$(665)	$(18)	$(613)	$(1,296)

17.	RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Items reclassified out of AOCL to net income are as follows:

	Three Months Ended		Nine Months Ended		Affected Line Item in the
	September 30		September 30		Statement Where Net Loss
	2015	2014	2015	2014	is Presented
Gain (losses) on cash flow hedges
Commodity contracts	$(1)	$1	$(2)	$(1)	Cost of products sold
Foreign currency contracts	—	—	—	(1)	Cost of products sold
Total	(1)	1	(2)	(2)
Income taxes	—	(1)	—	1	Income tax expense
Net of tax	(1)	—	(2)	(1)

Pensions and post-retirement benefits					Cost of products sold and Selling, general and administrative expenses ("SG&A")
Amortization of actuarial losses	(7)	(3)	(20)	(9)
Amortization of prior service credits	1	2	3	4	Cost of products sold and SG&A
Total	(6)	(1)	(17)	(5)
Income taxes	—	—	—	1	Income tax expense
Net of tax	(6)	(1)	(17)	(4)

Total reclassifications	$(7)	$(1)	$(19)	$(5)

18.	STOCK-BASED COMPENSATION
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

The Company has total outstanding awards of approximately 609,000 and 796,000 as of September 30, 2015 and December 31, 2014. All 2010 SARs have expired as of September 30, 2015.

The Company did not recognize any SARs income for the three months ended September 30, 2015 and recognized $1 million in income for the nine months ended September 30, 2015. The Company recognized SARs income of $2 million and $4 million for the three and nine months ended September 30, 2014.

19.	INCOME (LOSS) PER COMMON SHARE
The following table sets forth the computation of basic and diluted (loss) income per common share attributable to Federal-Mogul:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Millions of Dollars, Except per Share Amounts)
Amounts attributable to Federal-Mogul:
Net (loss) income from continuing operations	$(63)	$(18)	$(59)	$17
Gain from discontinued operations, net of income tax	—	—	7	—
Net (loss) income	$(63)	$(18)	$(52)	$17

Weighted average shares outstanding, basic and diluted (in millions)	169.0	150.0	163.2	150.0

Net (loss) income per common share attributable to Federal-
Mogul basic and diluted:
Net (loss) income from continuing operations	$(0.37)	$(0.12)	$(0.36)	$0.11
Gain from discontinued operations, net of income tax	—	—	0.04	—
Net (loss) income	$(0.37)	$(0.12)	$(0.32)	$0.11

As a result of the Company's registered common stock rights offering undertaken in the first quarter of 2015, the Company's total shares outstanding increased by 19,011,407 to 169,040,651 shares outstanding as of September 30, 2015.
Warrants to purchase 6,951,871 common shares, which expired December 27, 2014, were not included in the computation of diluted earnings per share, because the exercise price was greater than the average market price of the Company’s common shares during the three and nine months ended September 30, 2014.

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

Net sales, cost of products sold and gross profit information are as follows:

	Three Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Profit
	2015	2014	2015	2014	2015	2014
Powertrain	$1,079	$1,091	$(955)	$(963)	$124	$128
Motorparts	817	859	(678)	(725)	139	134
Inter-segment eliminations	(72)	(79)	72	79	—	—
Total Reporting Segment	$1,824	$1,871	$(1,561)	$(1,609)	$263	$262

	Nine Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Profit
	2015	2014	2015	2014	2015	2014
Powertrain	$3,384	$3,391	$(2,978)	$(2,966)	$406	$425
Motorparts	2,461	2,369	(2,063)	(1,961)	398	408
Inter-segment eliminations	(224)	(238)	224	238	—	—
Total Reporting Segment	$5,621	$5,522	$(4,817)	$(4,689)	$804	$833

Operational EBITDA and the reconciliation to net (loss) income are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Powertrain	$97	$104	$321	$338
Motorparts	56	48	152	168
Total Operational EBITDA	153	152	473	506

Depreciation and amortization	(88)	(88)	(254)	(251)
Interest expense, net	(36)	(34)	(103)	(87)
Restructuring expense	(18)	(25)	(57)	(63)
Loss on sale of equity method investment	—	—	(11)	—
Discontinued operations	—	—	7	—
Acquisition related costs	(1)	(9)	(7)	(14)
Legal separation costs	(1)	(1)	(3)	(1)
Loss on debt extinguishment	—	—	—	(24)
Non-service cost components associated with U.S. based funded pension plans	1	2	1	5
Adjustment of assets to fair value	(62)	(1)	(60)	(3)
Stock appreciation rights	—	2	1	4
Headquarters relocation costs	—	(2)	—	(4)
Income tax expense	(9)	(15)	(32)	(48)
Other	(1)	2	(3)	1
Net (loss) income	$(62)	$(17)	$(48)	$21

Total assets are as follows:

	September 30	December 31
	2015	2014
Powertrain	$4,007	$3,485
Motorparts	3,315	3,355
Total Reporting Segment Assets	7,322	6,840
Corporate	131	227
Total Company Assets	$7,453	$7,067

21 .    SUBSEQUENT EVENTS

On October 7, 2015, the Company reached an agreement to sell a manufacturing location in France within its Powertrain segment subject to certain customary closing conditions. The sale is expected to close in early 2016. Due to certain liabilities and capital requirements related to the potential sale of this business, the Company will be required to contribute cash to the business. The Company’s potential future cash outlay is not expected to be more than $15 million.

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
On September 3, 2014, the Company announced its plan to separate its Powertrain and Motorparts business segments into two independent, publicly-traded companies serving the global original equipment and aftermarket industries. The planned separation may be implemented through a tax-free distribution of Federal-Mogul’s Motorparts division to shareholders of Federal-Mogul Holdings Corporation. Completion of the transaction is subject to customary conditions, including among others, the Company’s receipt of an IRS ruling or opinion of counsel to the effect that the distribution will qualify as a transaction that is generally tax-free for U.S. Federal Income tax purposes; as well as effectiveness of a Form 10 Registration Statement to be filed with the SEC.

On February 24, 2015, the Company announced that it would defer the previously announced spin-off of its Motorparts division to allow for the integration of its recently completed brake component, chassis and valvetrain acquisitions and to recognize the benefits of the strategic initiatives in the Motorparts division. The Company’s board of directors intends to revisit the timing of the spin-off prior to December 31, 2015. Meanwhile the company will continue to operate as two separate, independent divisions. No assurances can be given regarding the ultimate timing of the separation, that it will be tax free or that it will be consummated.
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
The Company has established a global presence and conducts its operations through various manufacturing, distribution and technical centers that are wholly-owned subsidiaries or partially-owned non-consolidated affiliates. During the nine months ended September 30, 2015, the Company derived 38% of its sales in the United States and 62% internationally. The Company has operations in established markets including Australia, Belgium, France, Germany, Italy, Japan, Spain, Sweden, the United Kingdom and the United States, and emerging markets including Argentina, Brazil, China, Czech Republic, Hungary, India, Korea, Mexico, Morocco, Poland, Romania, Russia, South Africa and Thailand. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations.
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

Consolidated Results – Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

Net sales:

	Three Months Ended
	September 30
	2015	2014
	(Millions of Dollars)
Powertrain	$1,079	$1,091
Motorparts	817	859
Inter-segment eliminations	(72)	(79)
Total	$1,824	$1,871

The percentage of net sales by group and region for the three months ended September 30, 2015 and 2014 are listed below.

	Powertrain	Motorparts	Total
2015
North America	39%	57%	47%
EMEA	45%	36%	41%
Rest of World	16%	7%	12%

2014
North America	35%	53%	43%
EMEA	47%	40%	44%
Rest of World	18%	7%	13%

Cost of products sold:

	Three Months Ended
	September 30
	2015	2014
	(Millions of Dollars)
Powertrain	$(955)	$(963)
Motorparts	(678)	(725)
Inter-segment eliminations	72	79
Total Reporting Segment	$(1,561)	$(1,609)

Gross profit:

	Three Months Ended
	September 30
	2015	2014
	(Millions of Dollars)
Powertrain	$124	$128
Motorparts	139	134
Total Reporting Segment	$263	$262

Consolidated sales decreased by $47 million, or 3%, to $1,824 million for the three months ended September 30, 2015 from $1,871 million in the same period of 2014. The company was negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $174 million. On a constant dollar basis, sales increased by 7%, or $127 million. This sales growth is comprised of an increase in Powertrain's external sales of $96 million, reflecting the inclusion of the sales of the TRW engine components business acquisition. External sales in the Motorparts division increased by $31 million, or 4% primarily driven by an increase in sales volume in North America.

Consolidated gross profit increased by $1 million to $263 million, or 14.4% of sales, for the three months ended September 30, 2015 compared to $262 million, or 14.0% of sales in the same period of 2014. The increase in gross profit is primarily related to higher sales volumes and mix of $14 million and savings in material and services sourcing of $24 million, offset by negative currency impacts of $33 million.

Reporting Segment Results – Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
The following table provides a reconciliation of changes in sales, cost of products sold, gross profit and Operational EBITDA for the three months ended September 30, 2015 compared with the three months ended September 30, 2014 for each of the Company’s reporting segments. In 2014 the Company expanded its definition of Operational EBITDA to exclude acquisition related, legal separation and headquarters relocation costs. Accordingly, Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, curtailment gains or losses, the income statement impacts associated with stock appreciation rights, loss on extinguishment of debt and costs associated with acquisitions, legal separation and headquarters relocation.

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
Sales
Three months ended September 30, 2014	$1,091	$859	$(79)	$1,871
External sales volumes	103	25	—	128
Inter-segment sales volumes	(2)	(5)	7	—
Customer pricing	(7)	6	—	(1)
Foreign currency	(106)	(68)	—	(174)
Three months ended September 30, 2015	$1,079	$817	$(72)	$1,824

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Cost of Products Sold
Three months ended September 30, 2014	$(963)	$(725)	$79	$(1,609)
Sales volumes / mix	(99)	(8)	(7)	(114)
Productivity, net of inflation	5	(6)	—	(1)
Strategic costs and project costs	2	(5)	—	(3)
Materials and services sourcing	13	11	—	24
Depreciation	—	1	—	1
Foreign currency	87	54	—	141
Three months ended September 30, 2015	$(955)	$(678)	$72	$(1,561)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Gross Profit
Three months ended September 30, 2014	$128	$134	$—	$262
Sales volumes / mix	2	12	—	14
Customer pricing	(7)	6	—	(1)
Productivity, net of inflation	5	(6)	—	(1)
Strategic costs and project costs	2	(5)	—	(3)
Materials and services sourcing	13	11	—	24
Depreciation	—	1	—	1
Foreign currency	(19)	(14)	—	(33)
Three months ended September 30, 2015	$124	$139	$—	$263

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Operational EBITDA
Three months ended September 30, 2014	$104	$48	$—	$152
Sales volumes / mix	7	9	—	16
Customer pricing	(7)	6	—	(1)
Productivity, net of inflation	9	(10)	—	(1)
Strategic costs and project costs	3	2	—	5
Materials and services sourcing	12	11	—	23
Equity earnings in non-consolidated affiliates	(1)	(1)	—	(2)
Foreign currency	(22)	(6)	—	(28)
Other	(8)	(3)	—	(11)
Three months ended September 30, 2015	$97	$56	$—	$153

Depreciation and amortization				(88)
Interest expense, net				(36)
Restructuring expense				(18)
Acquisition related costs				(1)
Legal separation costs				(1)
Non-service cost components associated with U.S. based funded pension plans				1
Adjustment of assets to fair value				(62)
Income tax expense				(9)
Other				(1)
Net loss				$(62)

Powertrain
Sales decreased by $12 million to $1,079 million for the three months ended September 30, 2015 from $1,091 million in the same period of 2014. The Powertrain division generated approximately 67% of its sales outside of the United States and the resulting currency movements decreased sales by approximately $106 million. Therefore, on a constant dollar basis, external sales increased 10% compared to the third quarter of 2014. The increase in Powertrain’s sales reflects the inclusion of the acquisition of the TRW engine components business. When excluding the impact of sales from the TRW engine components business acquisition, sales in North America decreased by 1%, while light vehicle production increased by 6% and commercial vehicle production decreased by 2%. In EMEA, sales decreased by 1% compared to a 6% increase in both light vehicle and commercial vehicle production. Sales in ROW decreased by 9% compared to a 4% decrease in light vehicle production and a 10% decrease in commercial vehicle production.
Gross profit decreased $4 million to $124 million for the three months ended September 30, 2015, compared to the same period of 2014. The decrease is primarily related to negative exchange impacts and customer price reductions, offset by materials and services sourcing savings and increases in productivity. Therefore, gross profit percentage decreased to 11.5% for the three months ended September 30, 2015 from 11.7% of sales for the same period of 2014.
Operational EBITDA decreased by $7 million to $97 million, or 9.0% of sales for the three months ended September 30, 2015 from $104 million, or 9.5% of sales in the same period of 2014. The decrease in Operation EBITDA was due to lower gross profit primarily from a negative foreign currency impact and customer price reductions, offset by materials and services sourcing savings, increases in productivity and higher sales volumes during the three months ended September 30, 2015.
Motorparts
Sales decreased by $42 million, or 5%, to $817 million for the three months ended September 30, 2015 from $859 million in the same period of 2014. Excluding the unfavorable currency impact of $68 million, sales increased by $26 million or 3%, on a constant dollar basis.

External sales, excluding the impacts of foreign currency, increased in North America by 4%, primarily driven by a 7% increase in sales to the U.S. and Canada aftermarkets. In EMEA, sales on a constant dollar basis increased by 2%, primarily driven by an increase in OE sales partially offset by slightly lower sales in the aftermarket. On a constant dollar basis, ROW sales increased by 16%, primarily due to increased aftermarket sales in China, up 30%, and India, up 15%, driven by product line and customer expansion.
Gross profit increased by $5 million to $139 million for the three months ended September 30, 2015. This increase was primarily driven from $12 million attributable to increased sales volume and mix, and $6 million from positive operational performance, offset by $14 million of negative exchange. The key drivers of the $6 million positive operational performance were $17 million of favorable customer pricing and material and services sourcing savings, offset by $5 million of additional strategic costs and unfavorable productivity of $6 million. The strategic costs and unfavorable productivity include the impact of duplicated costs and short term inefficiencies in relation to the transition of the North America distribution center footprint, partially offset by the non-recurrence of inventory write offs made during the third quarter of 2014. The gross profit percentage increased to 17.0% of sales for the three months ended September 30, 2015 from 15.6% of sales in the same period of 2014.
Operational EBITDA increased by $8 million to $56 million for the three months ended September 30, 2015 from $48 million in the same period of 2014. The major drivers of the increase in EBITDA are similar to those for the year over year gross profit improvement, with the EBITDA improvement primarily coming from $9 million attributable to increased sales volume and mix, $9 million from positive operational performance, offset by $6 million of negative exchange impact and $3 million of other expenses.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $193 million, or 10.6% of net sales, for the three months ended September 30, 2015 as compared to $210 million, or 11.2% of net sales, for the same period of 2014. The decrease in costs is primarily attributable to the cost reductions from prior restructuring activities, cost controls and improved operational efficiencies, and the benefit from exchange rate changes. SG&A expenses in the Motorparts division also included a reduction in strategic costs of $7 million as compared to the three months ended September 30, 2014.
The Company maintains technical centers throughout the world designed to integrate the Company's industry leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $47 million and $50 million for the three months ended September 30, 2015 and 2014, respectively.

Interest Expense, Net
Net interest expense was $36 million for the three months ended September 30, 2015 compared to $34 million for the same period of 2014. The increase in net interest expense is due to increased borrowings under the Replacement Revolving Facility, offset by lower amortization costs.

Restructuring Activities
The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for three months ended September 30, 2015:

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at June 30, 2015	$17	$35	$52	$—	$52
Provisions	17	1	18	—	18
Payments	(4)	(6)	(10)	—	(10)
Balance at September 30, 2015	$30	$30	$60	$—	$60

Restructuring expenses for the three months ended September 30, 2015 primarily relate to EMEA locations aimed at reducing production complexities and reducing inefficiencies in indirect and fixed costs structures We expect to complete these programs in 2018 and incur additional restructuring and other charges of approximately $40 million. For programs previously initiated, we expect to complete these programs in 2018 and incur additional restructuring and other charges of approximately $10 million.

Other Income (Expense), Net
The specific components of “Other (Expense) Income” are as follows:

	Three Months Ended
	September 30
	2015	2014
	(Millions of Dollars)
Gain on sale of assets	—	1
Third-party royalty income	1	2
Legal separation costs	(1)	(1)
Losses on sales of account receivables	(3)	(2)
Other	3	7
	$—	$7

Income Taxes
For the three months ended September 30, 2015, the Company recorded income tax expense of $9 million on a loss from continuing operations before income taxes of $53 million. This compares to income tax expense of $15 million on a loss from operations before income taxes of $2 million in the same period of 2014. Income tax expense for the three months ended September 30, 2015 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate. The income tax expense for the three months ended September 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes.

Consolidated Results – Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

Net sales:

	Nine Months Ended
	September 30
	2015	2014
	(Millions of Dollars)
Powertrain	$3,384	$3,391
Motorparts	2,461	2,369
Inter-segment eliminations	(224)	(238)
Total	$5,621	$5,522

The percentage of net sales by group and region for the nine months ended September 30, 2015 and 2014 are listed below.

	Powertrain	Motorparts	Total
2015
North America	37%	56%	45%
EMEA	46%	37%	42%
Rest of World	17%	7%	13%

2014
North America	34%	56%	43%
EMEA	49%	38%	44%
Rest of World	17%	6%	13%

Cost of products sold:

	Nine Months Ended
	September 30
	2015	2014
	(Millions of Dollars)
Powertrain	$(2,978)	$(2,966)
Motorparts	(2,063)	(1,961)
Inter-segment eliminations	224	238
Total Reporting Segment	$(4,817)	$(4,689)

Gross profit:

	Nine Months Ended
	September 30
	2015	2014
	(Millions of Dollars)
Powertrain	$406	$425
Motorparts	398	408
Total Reporting Segment	$804	$833

Consolidated sales increased by $99 million, or 2% to $5,621 million for the nine months ended September 30, 2015 from $5,522 million in the same period of 2014. The company was negatively impacted by the strengthening of the U.S. dollar against several global currencies which resulted in an unfavorable foreign currency impact of $510 million. On a constant dollar basis, sales increased by 12% or $609 million, net of customer price reductions of $6 million. This sales growth is comprised of an increase in Powertrain's external sales of $332 million, reflecting the inclusion of the acquisition of certain assets of the TRW engine components business as well as increases in volume for the nine months ended September 30, 2015. External sales in the Motorparts division increased by $277 million, driven primarily by the Affinia chassis and the Honeywell brake component business acquisition.
Consolidated gross profit decreased by $29 million to $804 million, or 14.3% of sales, for the nine months ended September 30, 2015 compared to $833 million, or 15.1% of sales in the same period of 2014. The favorable impact on gross profit was due to increased external sales volumes and mix of $83 million and the favorable sourcing savings of $44 million, which were more than offset by an unfavorable currency impact of $92 million, strategic costs and project costs of $33 million, net customer price reductions of $6 million, and unfavorable productivity of $21 million.

Reporting Segment Results – Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
The following table provides a reconciliation of changes in sales, cost of products sold, gross profit and Operational EBITDA for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014 for each of the Company’s reporting segments. In 2014 the Company expanded its definition of Operational EBITDA to exclude acquisition related, legal separation and headquarters relocation costs. Accordingly, Operational EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, and certain items such as restructuring and impairment charges, Chapter 11 and U.K. Administration related reorganization expenses, gains or losses on the sales of businesses, the non-service cost components of the U.S. based funded pension plan, curtailment gains or losses, the income statement impacts associated with stock appreciation rights, loss on extinguishment of debt and costs associated with acquisitions, legal separation and headquarters relocation.

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
Sales
Nine months ended September 30, 2014	$3,391	$2,369	$(238)	$5,522
External sales volumes	355	260	—	615
Inter-segment sales volumes	(7)	(7)	14	—
Customer pricing	(23)	17	—	(6)
Foreign currency	(332)	(178)	—	(510)
Nine months ended September 30, 2015	$3,384	$2,461	$(224)	$5,621

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Cost of Products Sold
Nine months ended September 30, 2014	$(2,966)	$(1,961)	$238	$(4,689)
Sales volumes / mix	(314)	(204)	(14)	(532)
Productivity, net of inflation	(2)	(19)	—	(21)
Strategic costs and project costs	(3)	(30)	—	(33)
Materials and services sourcing	23	21	—	44
Depreciation	(1)	(3)	—	(4)
Foreign currency	285	133	—	418
Nine months ended September 30, 2015	$(2,978)	$(2,063)	$224	$(4,817)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Gross Profit
Nine months ended September 30, 2014	$425	$408	$—	$833
Sales volumes / mix	34	49	—	83
Customer pricing	(23)	17	—	(6)
Productivity, net of inflation	(2)	(19)	—	(21)
Strategic costs and project costs	(3)	(30)	—	(33)
Materials and services sourcing	23	21	—	44
Depreciation	(1)	(3)	—	(4)
Foreign currency	(47)	(45)	—	(92)
Nine months ended September 30, 2015	$406	$398	$—	$804

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
Operational EBITDA
Nine months ended September 30, 2014	$338	$168	$—	$506
Sales volumes / mix	38	30	—	68
Customer pricing	(23)	17	—	(6)
Productivity, net of inflation	(1)	(32)	—	(33)
Strategic costs and project costs	(3)	(33)	—	(36)
Materials and services sourcing	22	22	—	44
Equity earnings in non-consolidated affiliates	4	(1)	—	3
Foreign currency	(46)	(26)	—	(72)
Other	(8)	7	—	(1)
Nine months ended September 30, 2015	$321	$152	$—	$473

Depreciation and amortization				(254)
Interest expense, net				(103)
Discontinued operations				7
Restructuring expense				(57)
Loss on sale of equity method investment				(11)
Acquisition related costs				(7)
Legal separation costs				(3)
Non-service cost components associated with U.S. based funded pension plans				1
Adjustment of assets to fair value				(60)
Stock appreciation rights				1
Income tax expense				(32)
Other				(3)
Net loss				$(48)

Powertrain
Sales decreased by $7 million to $3,384 million for the nine months ended September 30, 2015 from $3,391 million for the same period of 2014. The Powertrain division generated approximately 69% of its sales outside of the United States and the resulting currency movements decreased sales by approximately $332 million. Therefore, on a constant dollar basis, external sales increased 12% compared to the same period in 2014. The increase in Powertrain’s sales reflects the inclusion of the TRW engine components business acquisition, as well as increases in sales volume which together, increased sales by $332 million. This also includes the impact of customer price decreases of $23 million. When excluding the impact of sales from the TRW engine components business acquisition, sales in North America increased by 1%, while light vehicle production and commercial vehicle production increased by 4% and 8%, respectively. In EMEA, sales increased by 2% compared to a 5% increase in light vehicle production and a 6% increase in commercial vehicle production. Sales in ROW decreased 1% compared to a 2% decrease in light vehicle production and a decrease in commercial vehicle production of 18%.
Gross profit decreased $19 million, to $406 million for the nine months ended September 30, 2015, compared to the same period of 2014. The decrease is primarily related to negative exchange impacts and customer price reductions, offset by higher sales volumes and materials and services sourcing savings. Therefore, gross profit percentage decreased to 12.0% for the nine months ended September 30, 2015 from 12.5% of sales for the same period of 2014.
Operational EBITDA decreased by $17 million to $321 million or 9.5% of sales for the nine months ended September 30, 2015 from $338 million or 10.0% of sales in the same period of 2014, due to lower gross profit primarily from a negative foreign currency impact and customer price reductions, offset by higher sales and materials and services sourcing savings.

Motorparts
Sales increased by $92 million, or 4%, to $2,461 million for the nine months ended September 30, 2015 from $2,369 million in the same period of 2014. Excluding the unfavorable currency impact of $178 million, sales increased by $270 million or 12%, on a constant dollar basis. This increase was primarily due to additional sales relating to the Honeywell braking and Affinia chassis component acquisitions.
External sales, excluding the impacts of foreign currency and acquisitions, increased in North America by 3% and EMEA sales decreased by 2%. On a constant dollar basis, ROW sales increased by 30%, including both the impact of the Honeywell braking component acquisition as well as continued growth in the China and India Aftermarket businesses driven by product line and customer expansion.
Gross profit decreased by $10 million to $398 million for the nine months ended September 30, 2015 compared to $408 million in the same period of 2014. The decrease in gross profit, was primarily driven by a $45 million impact of negative foreign currency and $11 million of negative operational performance, offset by $49 million attributable to increased sales volumes and mix, including sales from the Honeywell braking and Affinia chassis acquisitions. The key drivers of the $11 million of negative operational performance included $30 million of additional strategic costs, $19 million of unfavorable productivity and inflation, partially offset by $38 million of favorable customer pricing and material and services sourcing savings. The strategic costs and unfavorable productivity primarily related to duplicated costs and short term inefficiencies in relation to the transition of the North America distribution center footprint. The gross profit percentage decreased to 16.2% of sales for the nine months ended September 30, 2015 from 17.2% of sales in the same period of 2014.
Operational EBITDA decreased by $16 million to $152 million for the nine months ended September 30, 2015 from $168 million in the same period of 2014. Major items which negatively impacted EBITDA included $26 million of negative operational performance and a $26 million negative impact from currency changes. These decreases were partially offset by $30 million attributable to increased sales volumes and mix, including sales from the Honeywell braking and Affinia chassis acquisitions. The $26 million of negative operational performance included an additional $33 million of strategic costs and $32 million of negative productivity and cost increases including the impact of inflation, partially offset by $39 million of favorable customer pricing and material and services sourcing savings.

Selling, General and Administrative Expenses
Selling, general and administrative expenses (“SG&A”) were $596 million, or 10.6% of net sales, for the nine months ended September 30, 2015 as compared to $585 million, or 10.6% of net sales, for the same period of 2014. The increase in costs is primarily attributable to the addition of SG&A expenses associated with the Affinia chassis business acquisition, the Honeywell braking components acquisition and the TRW engine components business acquisition.
The Company maintains technical centers throughout the world designed to integrate the Company’s industry leading technologies into advanced products and processes, to provide engineering support for all of the Company’s manufacturing sites, and to provide technological expertise in engineering and design development providing solutions for customers and bringing new, innovative products to market. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $143 million for the nine months ended September 30, 2015 and 2014.

Interest Expense, Net
Net interest expense was $103 million for the nine months ended September 30, 2015 compared to $87 million for the same period of 2014. This increase is primarily attributable to higher rates and increased borrowings under the Replacement Revolving Facility, offset by lower amortization costs.

Restructuring Activities
The following is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for nine months ended September 30, 2015:

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
	(Millions of Dollars)
Balance at December 31, 2014	$36	$16	$52	$1	$53
Provisions	6	6	12	—	12
Payments	(10)	(5)	(15)	(1)	(16)
Acquisitions	2	—	2	—	2
Foreign Currency	(3)	(1)	(4)	—	(4)
Balance at March 31, 2015	31	16	47	—	47
Provisions	6	25	31	—	31
Reversals	(4)	—	(4)	—	(4)
Payments	(16)	(6)	(22)	—	(22)
Foreign Currency	—		—	—	—
Balance at June 30, 2015	17	35	52	—	52
Provisions	17	1	18	—	18
Payments	(4)	(6)	(10)	—	(10)
Foreign Currency	—	—	—	—	—
Balance at September 30, 2015	$30	$30	$60	$—	$60

Restructuring expenses for the nine months ended September 30, 2015 primarily relate to EMEA locations aimed at reducing production complexities and reducing inefficiencies in indirect and fixed costs structures. We expect to complete these programs in 2018 and incur additional restructuring and other charges of approximately $40 million. For programs previously initiated, we expect to complete these programs in 2018 and incur additional restructuring charges of approximately $10 million.

During the first quarter of 2015, certain claims for additional severance were brought against the Company related to one of its restructuring activities. While the Company has recorded its best estimate, the cost associated with those actions could increase; however, the Company does not expect the incremental costs to exceed $10 million.

Other Income (Expense), Net
The specific components of “Other income (expense), net” are as follows:

	Nine Months Ended
	September 30
	2015	2014
	(Millions of Dollars)
Loss on sale of equity method investment	$(11)	$—
Gain on sale of assets	4	1
Third-party royalty income	5	5
Legal separation costs	(3)	(1)
Losses on sales of account receivables	(7)	(5)
Other	9	(4)
	$(3)	$(4)

Loss on sale of equity method investment: During the nine months ended September 30, 2015 the Company recognized an $11 million loss on the disposition of an equity method investment as discussed in Note 10, Investment in Non-consolidated Affiliates, in Part I, Item 1 of this report.

Income Taxes
For the nine months ended September 30, 2015, the Company recorded income tax expense of $32 million on a loss from continuing operations before income taxes of $23 million. This compares to income tax expense of $48 million on income from continuing operations before income taxes of $69 million in the same period of 2014. Income tax expense for the nine months ended September 30, 2015 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate. The income tax expense for the nine months ended September 30, 2014 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offest by pre-tax income taxed at rates lower than the U.S. statutory rate and income in jurisdictions with no tax expense due to offsetting valuation allowance changes.
On July 11, 2013, the Company became part of an affiliated group of corporations as defined in Section 1504 of the Internal Revenue Code of 1986 ("the Code"), as amended, of which American Entertainment Properties Corp. (“AEP”), a wholly owned subsidiary of Icahn Enterprises, is the common parent. The Company subsequently entered into a tax allocation agreement (the “Tax Allocation Agreement”) with AEP. Pursuant to the Tax Allocation Agreement, AEP and the Company have agreed to the allocation of certain income tax items. The Company is a member of the AEP U.S. consolidated tax group. In those jurisdictions where the Company is filing consolidated U.S. federal and state returns with AEP, the Company will pay to AEP any tax it would have owed had it continued to file separately. To the extent that the AEP consolidated group is able to reduce its tax liability as a result of including the Company in its consolidated group, AEP will pay the Company an amount equal to 20% of such reduction and the Company will carryforward for its own use under the Tax Allocation Agreement 80% of the items that caused the tax reduction (the “Excess Tax Benefits”). While a member of the AEP affiliated group the Company will reduce the amounts it would otherwise owe AEP by the Excess Tax Benefits. Moreover, if the Company should ever become deconsolidated from AEP, AEP will reimburse the Company for any tax liability in post-deconsolidation years the Company would not have paid had it actually had the Excess Tax Benefits for its own use. The cumulative payments to the Company by AEP post-deconsolidation cannot exceed the cumulative reductions in tax to the AEP group resulting from its use of the Excess Tax Benefits. Separate return methodology will be used in determining income taxes.

Litigation and Environmental Contingencies
For a summary of material litigation and environmental contingencies, refer to Note 15, Commitments and Contingencies, of the condensed consolidated financial statements.

Liquidity and Capital Resources
Operating Activities
As summarized in the table below, net cash (used by) provided from operating activities was $(25) million and $262 million for the nine months ended September 30, 2015 and 2014, respectively.

	Nine Months Ended
	September 30
	2015	2014
	(Millions of Dollars)
Operational cash flow before changes in operating assets and liabilities	$179	$242

Changes in operating assets and liabilities:
Accounts receivable	(80)	(100)
Inventories	(175)	(71)
Accounts payable	40	106
Other assets and liabilities	11	85
Total change in operating assets and liabilities	(204)	20

Net Cash (Used by) Provided From Operating Activities	$(25)	$262

Operational cash (inflow) before changes in operating assets and liabilities
Cash flow from operations before changes in operating assets and liabilities was $179 million for nine months ended September 30, 2015 compared to $242 million for the comparable period of 2014. The decrease is mainly driven by lower earnings in 2015 compared to 2014, higher restructuring payments and decreased cash dividends received from non-consolidated affiliates. Operational EBITDA decreased by $33 million to $473 million for nine months ended September 30, 2015 compared to $506 million in 2014, while restructuring payments increased by $15 million.
Cash inflow (outflow) from changes in operating assets and liabilities
Cash (outflow) from changes in operating assets and liabilities was $204 million for nine months ended September 30, 2015 compared to a $20 million inflow for the comparable period of 2014.
The net increase in working capital for the nine months ended September 30, 2015 as compared to 2014 reflects the additional working capital needs related to the TRW engine components business acquisition and the Affinia and Honeywell integration activities. The remaining working capital increase is primarily related to increased inventory in the Motorparts division, partly due to higher volumes, plus additional inventory required to support the distribution center strategic initiatives.
Investing Activities
Cash flow used by investing activities was $668 million for the nine months ended September 30, 2015 compared to $599 million for the comparable period of 2014.
Capital expenditures were $326 million and $282 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in capital expenditures is related to ongoing investment in the Motorparts' segment for strategic initiatives primarily in the new distribution centers during the second and third quarter 2015.
During the nine months ended September 30, 2015, there were $365 million of payments to acquire businesses, net of acquired cash, primarily to purchase certain assets of the TRW engine components business.
During the nine months ended September 30, 2014, there were $321 million of payments to acquire businesses, net of cash acquired, which included $15 million to acquire the DZV bearings business, and $140 million to acquire the Affinia chassis business, $156 million to acquire the Honeywell brake component business and other investments of $10 million. The Company assumed $10 million of pre-existing debt associated with the DZV bearings business acquisition.
Financing Activities
Cash flow provided by financing activities was $579 million for the nine months ended September 30, 2015 compared to cash flow provided by financing activities of $36 million for the comparable period of 2014. This includes $335 million net increase in borrowings on the revolver primarily for the acquisition of certain assets of the TRW engine components business. The other major item was $250 million cash inflow associated with the Company's common stock rights offering in which approximately 19 million shares of the Company's common stock were issued in March 2015.
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
Other Liquidity and Capital Resource Items
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	September 30	December 31
	2015	2014
	(Millions of Dollars)
Gross accounts receivable factored	$412	$306
Gross accounts receivable factored, qualifying as sales	397	293
Undrawn cash on factored accounts receivable	1	2

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$380	$456	$1,180	$1,311
Losses on sales of account receivables	(3)	(2)	(7)	(5)
Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $11 million and $17 million as of September 30, 2015 and December 31, 2014, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

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
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the nine months ended September 30, 2015, the Company derived 38% of its sales in the United States and 62% internationally. Of these international sales, 56% are denominated in the euro, with no other single currency representing more than 10%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company may manage certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts.

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
As of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Co-Chief Executive Officers and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015, at the reasonable assurance level previously described.
Changes to Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the U.S. Securities Exchange Act of 1934. As of September 30, 2015, the Company’s management, with the participation of the Co-Chief Executive Officers and the Chief Financial Officer, has evaluated for disclosure, changes to the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no material changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015.

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
Dated: October 28, 2015