Form 10-K
period 2015-12-31
Federal-Mogul Holdings Corp
filed 2016-02-29
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $346 million as of June 30, 2015 based on the reported last sale price as reported on the NASDAQ Global Select Market on that date.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒   No  ☐
The Registrant had 169,040,651 shares of common stock outstanding as of February 25, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

FORWARD-LOOKING STATEMENTS
Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).
Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may”, “plan,” “seek” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. We also, from time to time, may provide oral or written forward-looking statements in other materials released to the public. Such statements are made in good faith pursuant to the “Safe Harbor” provisions of the Reform Act.
Any or all forward-looking statements included in this report or in any other public statements may ultimately be incorrect. Forward-looking statements may involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, experience or achievements to differ materially from any future results, performance, experience or achievements expressed or implied by such forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.
Listed below are some of the factors that could potentially cause actual results to differ materially from historical and expected future results. Other factors besides these listed here could also materially affect our business.

•	Our restructuring activities and strategic initiatives may affect our short-term liquidity and may not result in the anticipated synergies and cost savings.

•
Variations in current and anticipated future production volumes, financial condition, or operational circumstances of our significant customers, particularly the world’s original equipment manufacturers of commercial and passenger vehicles.

•	Our ability to generate cost savings or manufacturing efficiencies to offset or exceed contractually or competitively required price reductions or price reductions to obtain new business.

•	Our ability to obtain cash adequate to fund our needs, including availability of borrowings under our various credit facilities.

•	Fluctuations in the price and availability of raw materials and other supplies used in the manufacturing and distribution of our products.

•	Material shortages, transportation system delays, or other difficulties in markets where we purchase supplies for the manufacturing of our products.

•
Significant work stoppages, disputes, or any other difficulties in labor markets where we obtain materials necessary for the manufacturing of our products or where our products are manufactured, distributed or sold.

•	Our ability to expand our development of fuel cell, hybrid-electric or other alternative energy technologies.

•
Changes in actuarial assumptions, interest costs and discount rates, and fluctuations in the global securities markets which directly affect the valuation of assets and liabilities associated with our pension and other postemployment benefit plans.

•
Various worldwide economic, political and social factors, changes in economic conditions, currency fluctuations and devaluations, credit risks in emerging markets, or political instability in foreign countries where we have significant manufacturing operations, customers or suppliers.

•
Legal actions and claims of undetermined merit and amount involving, among other things, product liability, patent infringement, warranty, recalls of products manufactured or sold by us, and environmental and safety issues involving our products or facilities.

•	Legislative activities of governments, agencies, and similar organizations, both in the United States and in other countries that may affect our operations.

•	Physical damage to, or loss of, significant manufacturing or distribution property, plant and equipment due to fire, weather or other factors beyond our control.

•	Possible terrorist attacks or acts of aggression or war, that could exacerbate other risks such as slowed vehicle production or the availability of supplies for the manufacturing of our products.

•	Our ability to effectively transition our information system infrastructure and functions to newer generation systems.

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

References herein to the “Company,” “Federal-Mogul,” “we,” “us,” or “our” refer to Federal-Mogul Corporation for the period prior to the effective time of the Reorganization on April 15, 2014 and to Federal-Mogul Holdings Corporation for the period after the effective time of the Reorganization.

On September 3, 2014, we announced a plan to separate our Powertrain and Motorparts divisions into two independent, publicly-traded companies serving the global original equipment and aftermarket industries.

On January 15, 2016, we announced a termination of the previously announced spin-off of our Motorparts division. We will continue to operate with two separate, independent businesses with separate CEOs who will each report directly to our board of directors. The separate businesses more effectively serve their unique markets and allow each operating business to pursue its business strategy and more quickly react to our respective market conditions.

Interests Held by an Entity Controlled by Mr. Carl C. Icahn
An entity indirectly owned and controlled by Mr. Icahn filed a Schedule 13D and amendments therein with the Securities and Exchange Commission indicating that such entity has a beneficial interest in approximately 81.99% of our outstanding shares of common stock. As a result, Mr. Icahn has the indirect ability to nominate and elect all of the directors on our board of directors. Under applicable law and our certificate of incorporation and by-laws, certain actions cannot be taken without the approval of holders of a majority of our voting stock including, without limitation, mergers, the sale of substantially all of our assets, and amendments to our certificate of incorporation and by-laws. So long as Mr. Icahn continues to control a majority of our outstanding capital stock, he will continue to have these governance rights and the ability to control Federal-Mogul Holdings Corporation.

Business Overview
We are a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction and safety systems. We serve the world’s foremost original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket. We seek to participate in both of these markets by leveraging our original equipment product engineering and development capability, manufacturing know-how, and expertise in managing a broad and deep range of replacement parts to service the aftermarket. We believe that we are uniquely positioned to effectively manage the life cycle of a broad range of products to a diverse customer base. We are a leading technology supplier and a market share leader in several product categories. As of December 31, 2015, we had current OEM products included on more than 300 global vehicle platforms and more than 700 global powertrains used in light, medium, and heavy-duty vehicles. We offer premium brands, OE replacement, and entry/mid level products for all aftermarket customers. This broad range of vehicle and powertrain applications reinforces our belief in our unique market position.

We operate with two end-customer focused business segments. The Powertrain segment focuses on original equipment powertrain products for automotive, heavy duty, and industrial applications. The Motorparts segment sells and distributes a broad portfolio of products in the global aftermarket including more than 20 globally-recognized brands. We also serve original equipment manufacturers with products including braking, wipers, and a limited range of chassis. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables us to be responsive to customers’ needs for superior products and to promote greater identification with our premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, capital allocation, and business model optimization in line with the unique requirements of the two different customer bases and business models.

Powertrain offers its customers a diverse array of market-leading products for OE applications, including pistons, piston rings, piston pins, cylinder liners, engine valves, valve seats and guides, ignition products, dynamic seals, bonded piston seals, combustion and exhaust gaskets, static gaskets and seals, rigid heat shields, engine bearings, industrial bearings, bushings and washers, element resistant systems protection sleeving products, acoustic shielding, and flexible heat shields. Motorparts offers powertrain products, typically manufactured by Powertrain, and is also a leading global manufacturer and distributor of brake disc pads, brake linings, brake blocks, brake system components, chassis and driveline products, engine gaskets and seals, wipers, lighting, and other product lines to OE and aftermarket customers. Motorparts markets its products under more than 20 globally recognized brands through a global distribution network.

We have manufacturing facilities, technical centers, distribution centers, and warehouses in 25 countries. Accordingly, our reporting segments derive sales from both domestic and international markets. The attendant risks of our international operations are primarily related to currency fluctuations, changes in local economic and political conditions, extraterritorial effects of United States laws such as the Foreign Corrupt Practices Act, and changes in laws and regulations.

The following tables set forth net sales and net property, plant and equipment (“PP&E”) by geographic region as a percentage of total net sales and net PP&E:

	Net Sales			Net PP&E
	Year Ended December 31			December 31
	2015	2014	2013	2015	2014
United States	38%	36%	37%	29%	28%
Mexico	5%	5%	5%	7%	7%
Canada	2%	2%	1%	—	—
Total North America	45%	43%	43%	36%	35%

Germany	20%	20%	20%	20%	20%
France	5%	5%	6%	3%	3%
Belgium	3%	4%	5%	1%	1%
Italy	4%	4%	4%	2%	3%
United Kingdom	3%	3%	3%	3%	4%
Other EMEA	7%	8%	6%	12%	13%
Total EMEA	42%	44%	44%	41%	44%

China	6%	6%	5%	12%	11%
India	3%	3%	3%	6%	6%
South America	1%	2%	2%	2%	2%
Other	3%	2%	3%	3%	2%
Total Rest of World	13%	13%	13%	23%	21%
	100%	100%	100%	100%	100%
The following table sets forth net sales by reporting segment as a percentage of total net sales:

	Year Ended December 31
	2015	2014	2013
Net sales by reporting segment:
Powertrain	57%	57%	57%
Motorparts	43%	43%	43%
	100%	100%	100%

See Note 21, Operations by Reporting Segment and Geographic Area, to the consolidated financial statements, included in Item 8 of this report.

Strategy
Our strategy is designed to create sustainable global profitable growth by leveraging existing and developing new competitive advantages. This strategy consists of the following primary elements:

•	Provide value-added products to customers in all markets served through leading technology and innovation;

•	Develop products to enable increased fuel economy and reduce vehicle emissions, plus enable the use of alternative energies;

•	Utilize our leading technology resources to develop advanced and innovative products, processes and manufacturing capabilities;

•	Extend our global reach to support our OE and aftermarket customers, furthering relationships with leading Asian OEs and strengthening market share with U.S. and European OEs;

•
Assess acquisition and investment opportunities that provide product line expansion, technological advancements, geographic positioning, penetration of emerging markets (including India and China) and market share growth;

•
Invest in world-class distribution and online capabilities to meet delivery expectations of our customers by enhancing our distribution footprint to improve our distribution capabilities, strengthen delivery performance and engage end customers;

•	Leverage the strength of our global aftermarket leading brand positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities;

•	Expand our coverage in existing product lines and add new product lines which are critical to maintaining our leadership position and leveraging our distribution and sales network;

•
Continue to invest in product innovation to support our premium brands and to enhance our marketing initiatives to more effectively communicate the value proposition of our branded products to end customers; and

•
Aggressively pursue cost competitiveness in all business segments by continuing to drive productivity in existing operations, consolidating and relocating manufacturing operations to best cost countries, utilizing our strategic alliances, and rationalizing business resources and infrastructure.

Our strategy is to develop and deliver leading technology, innovation, and service capabilities which results in market share expansion in the OE market and aftermarket. We assess individual opportunities to execute our strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns, and other criteria, and make investment decisions on a case-by-case basis. Opportunities meeting or exceeding benchmark return criteria may be undertaken through research and development activities, acquisitions, organic growth, and strategic alliances, or restructuring activities as further discussed below.

Research and Development. We maintain technical centers throughout the world designed to:

•	provide solutions for customers and bring new, innovative products to market;

•	integrate our leading technologies into advanced products and processes;

•	provide engineering support for all of our manufacturing sites; and

•	provide technological expertise in engineering and design development.

Our research and development activities are conducted at our research and development locations. Within the United States, these centers are located in Skokie, Illinois; Ann Arbor, Michigan; Plymouth, Michigan; St. Louis, Missouri; Exton, Pennsylvania; and Waupun, Wisconsin. Internationally, our research and development centers are located in Araras, Brazil; Aubange, Belgium; Chapel-en-le-Frith, United Kingdom; Coventry, United Kingdom; Burscheid, Germany; Nuremberg, Germany; Wiesbaden, Germany; Bad Camberg, Germany; Glinde, Germany; Kostelec, Czech Republic, and Shanghai, China.

Each of our business units is engaged in engineering, and research and development efforts and works closely with customers to develop custom solutions to meet their needs. Total expenditures for research and development activities, including product engineering and validation costs, were $189 million, $192 million and $173 million for the years ended December 31, 2015, 2014 and 2013.

Consolidated and Nonconsolidated Affiliates. We form certain affiliations, including joint ventures, to gain share in emerging markets, facilitate the exchange of technical information and development of new products, extend current product offerings, provide best cost manufacturing operations, broaden our customer base, and pursue strategic alternatives. We believe that certain of these affiliations have provided, and will continue to provide, opportunities to expand business relationships with Asian and other customers and partners operating in India and China growth markets. We are currently involved in 37 such affiliations located in 13 different countries throughout the world, including China, India, Korea, Russia, Turkey, Thailand and the United States. Of these affiliations, we maintain a controlling interest in 21 entities and, accordingly, the financial results of these entities are included in our consolidated financial statements. We have a non-controlling interest in 16 of our affiliates, of which 12 are accounted for under the equity method and 4 are accounted for under the cost method. We do not consolidate any entity for which we have a variable interest based solely on power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, our affiliations are businesses established and maintained in connection with our operating strategy.

Net sales for our 21 consolidated affiliates were approximately 5%, 5% and 8% of consolidated net sales for the years ended December 31, 2015, 2014 and 2013. Our investments in nonconsolidated affiliates totaled $296 million and $269 million as of December 31, 2015 and 2014, and the equity in earnings of such affiliates amounted to $56 million, $48 million and $34 million for the years ended December 31, 2015, 2014 and 2013.

Acquisitions. Pursuant to the Amended and Restated Share and Asset Purchase Agreement dated January 23, 2015, we completed the acquisition of TRW’s valvetrain business. On February 6, 2015, we completed the acquisition of certain assets of the TRW valvetrain business. The business was acquired through a combination of asset and stock purchases for a purchase price of approximately $309 million. On July 7, 2015, we completed the purchase of certain additional business assets of the TRW valvetrain business. The business was acquired through stock purchases for a base purchase price of approximately $56 million. The purchase included a $25 million noncontrolling interest related to a 66% stake in a majority owned entity that we consolidate in our financial statements. The acquisition was funded primarily from our available revolving line of credit and is subject to certain customary closing and post-closing adjustments. The acquisition of TRW’s valvetrain business adds a completely new product line to our portfolio, strengthens our position as a leading developer and supplier of core components for engines, and enhances our ability to support our customers to improve fuel economy and reduce emissions.

In July 2014, we completed the purchase of certain assets of the Honeywell brake component business, including two recently established manufacturing facilities in China and Romania that substantially strengthened the manufacturing and engineering capabilities of our global braking portfolio. The business was acquired through a combination of asset and stock purchases for a base purchase price of $168 million and other incurred liabilities of $15 million.

In May 2014, we completed the purchase of the Affinia chassis business. This business serves leading U.S. aftermarket customers with chassis products and broadened Motorparts product offering and customer base while also providing operational synergies. The purchase price was $149 million, net of acquired cash.

See Note 5, Acquisitions, to the Consolidated Financial Statements, included in Item 8 of this report.
Divestitures. In connection with our strategic planning process, we assess our operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During the year ended December 31, 2015, we entered into an agreement to sell one of our subsidiaries located in France, which has been presented in the consolidated balance sheet as held for sale.
During the year ended December 31, 2013, we divested our sintered components operations located in France, our connecting rod manufacturing facility located in Canada, our camshaft foundry located in the United Kingdom, and our fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States. These divestitures have been presented as discontinued operations in the consolidated statements of operations.
See Note 6, Held for Sale and Discontinued Operations, to the Consolidated Financial Statements, included in Item 8 of this report.
Restructuring Activities. Our restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve net cost reductions and productivity improvements. Restructuring activities include efforts to integrate and rationalize our businesses and to relocate manufacturing operations to best cost markets.
During the years ended December 31, 2015, 2014 and 2013, we recorded $89 million, $86 million and $40 million in net restructuring expenses. Our restructuring activities are further discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3, Restructuring Charges and Asset Impairments, to the consolidated financial statements, included in Item 8 of this report.

Products
The following provides an overview of products manufactured and distributed by our reporting segments.

Powertrain. The Powertrain segment primarily represents our OE business in powertrain-related components and systems. In 2015, about 94% of Powertrain’s revenue was derived from OE customers, with the remaining 6% of revenue coming directly from the Motorparts segment for eventual distribution, by Motorparts, to customers in the independent aftermarket.

Powertrain operates 84 manufacturing sites in 19 countries, serving a large number of major automotive, heavy-duty, marine and industrial customers worldwide. Powertrain derived 35% of 2015 OE sales in North America, 46% in Europe, the Middle-East and Africa ("EMEA") and 19% in the rest of the world (“Rest of World” or “ROW”).
We are one of the world’s leading powertrain component and assembly providers. Comprehensive design capability and an extensive product portfolio enable effective delivery of a broad range of engine and driveline components as well as engineered solutions to improve fuel economy, reduce emissions or enhance vehicle performance and durability. Powertrain products are used in automotive, motorcycle, light truck, heavy-duty, industrial, commercial equipment (construction, agricultural, power generation, marine and railway), aerospace, and small air-cooled engine applications. The following provides a description of the various products manufactured by Powertrain:

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

Valve Seats and Guides
Valve seats and guides are a wide variety of powdered metal inserts used in engines and general industrial applications, which are specially designed to meet customer requirements for extreme hardness.

Engine Valves
Engine valves are used to control the air and fuel flow into and out of the cylinders, facilitating the combustion process. Valve designs consist of mono, bimetallic and hollow valves depending on application, which includes automotive and various industrial requirements including marine and power generation. The product line also provides other related valve train components including cotters, rotators and retainers.

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

The bearing product line includes lead-free aluminum engine bearings commonly used in gasoline engines and bronze bearings used in highly-loaded compression engines such as diesel or gasoline turbocharged models.

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
Motorparts. Motorparts sells and distributes a broad portfolio of products in the global vehicle aftermarket while also serving the OE market with products including braking, wipers, and chassis. In 2015, approximately 73% of Motorparts’ sales were derived from sales to customers in the aftermarket and approximately 27% were attributable to sales to the OE market. Motorparts operates 32 manufacturing sites in 15 countries and 35 distribution centers and warehouses in 13 countries. In 2015, Motorparts derived 56% of sales in North America, 37% in EMEA and 7% in Rest of World.
Motorparts’ products are designed to solve a problem, facilitate installation and improve safety, durability, and vehicle performance. Motorparts’ products are utilized widely in vehicle braking systems and chassis, as well as in engine and sealing applications and general service. Through global market insight, supply chain expertise, and brand and product line management, aftermarket and OE customers worldwide benefit from our innovative technology, manufacturing, supply chain and distribution capabilities.

The following table sets forth a description of the principal products manufactured and/or sold by Motorparts:

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
Wagner®, Abex®, Ferodo®, Jurid®, Stop®, QuickStop®, ThermoQuiet®, and OEx®

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
Ferodo® and Jurid®

Chassis	Chassis parts include ball joints, tie rod ends, sway bar links, idler arms, pitman arms, and control arms. These components affect vehicle steering and vehicle ride quality.	MOOG® and QuickSteer®

Driveline Universal Joints	Driveline universal joints which provide a linkage between a power unit and output device such as a wheel end or service device.	MOOG®

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
Fel-Pro®, Payen®, Goetze® and National®

Wipers	Windshield wiper parts include conventional and profile style wiper blades, blade refills, and wiper arms.	ANCO®

Filters
Filtration parts include oil, air, cabin, fuel and other filters for both light and commercial vehicles.  These components prevent harmful contaminants contained in liquids and gases from passing through vehicle components and potentially leading to premature wear or failure.

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

Industry
The automotive light vehicle market, as well as the medium duty/heavy duty commercial market, is comprised of two primary segments: the OE market in which our products are used in the manufacture of new vehicles and OE dealer service parts ("OES"), and the global aftermarket, in which our products are used as replacement parts for all vehicles in operation on the road, including all previous models.

The OE Market. Demand for component parts in the OE market is generally a function of the number of new vehicles produced, which is driven by macro-economic conditions and other factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory requirements, and trade agreements. Although OE demand is tied to planned vehicle production, parts suppliers also have the opportunity to grow through increasing their product content per vehicle, by increasing market share and by expanding into new or emerging markets. Companies with a global presence, leading technology and innovation, and advanced product engineering, manufacturing and customer support capabilities are best positioned to take advantage of these opportunities.

There are currently several significant trends that are effecting the OE market, including the following:

•	Global Production – The global light and commercial vehicle production in developed markets during 2015 and 2014 was as follows:

	Global Light and Commercial Vehicle Production
	2015	2014
	(Millions of Vehicles)
Americas	21.3	21.4
EMEA	23.3	22.3
Asia	46.5	45.7
While global OE production increased at a moderate pace, the demand for parts, including products produced by us also increased moderately during 2015 due to solid demand in the Americas and Asia.

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

•
Globalization of Automotive Industry – OEs are increasingly designing global platforms where the basic design of the vehicle is performed in one location, but the vehicle is produced and sold in numerous geographic markets to realize significant economies of scale by limiting variations across product designs and geographic regions. While developed markets in North America and Europe continue to remain important to OEs, increased focus is being placed upon expanded design, development, and production within emerging markets for growth opportunities, especially in India and China. As a result, suppliers must be prepared to provide product and technical resources in support of their customers within these emerging markets. Furthermore, OEs are moving their operations to best cost geographies outside the U.S. and Western European markets and, accordingly, OEs are increasingly requiring suppliers to provide parts on a global basis. Finally, the Asian OEs continue to expand their reach and market share in relation to traditional North American and European manufacturers. As this trend is expected to continue into the foreseeable future, suppliers must be geographically and technically positioned to meet the needs of the Asian OEs.

•
Focus on Fuel Economy, Reduced Emissions and Alternative Energy Sources – Increased fuel economy and decreased vehicle emissions are of great importance to OEs as legislators and customers continue to demand more efficient and cleaner operating vehicles. Increasingly stringent fuel economy standards and environmental regulations are driving OEs to focus on new technologies including downsized, higher output and turbocharged gasoline engines, diesel and turbocharged diesel, bio-mass and hybrid diesel applications, and hybrid electric and alternative energy engines. As a result, the number of powertrain configurations will increase in response to the proliferation of commercially available energy sources. Suppliers offering solutions to OEs related to numerous vehicle fuel and powertrain configurations possess a distinct competitive advantage, which is driving accelerated new product development cycles.

•
Focus on Vehicle Safety – Vehicle safety continues to receive industry attention by OEs as customers view safety as a fundamental driver in consumer purchasing decisions and legislation looks on improved vehicle safety as a public health issue. Accordingly, OEs are seeking suppliers with new technologies, capabilities, and products that have the ability to advance vehicle safety. Suppliers that are able to enhance vehicle safety through innovative products and technologies have a distinct competitive advantage.

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

•
Raw Material Cost Fluctuations – There have been significant fluctuations in recent periods in global prices of aluminum, copper, lead, nickel, platinum, resins, steel, other base raw materials, and energy. Suppliers must continue to identify leading design and innovative technological solutions and material substitution options in order to retain a competitive advantage to the extent that cost increases are not passed on to customers.

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

The Aftermarket Business. Products for the global vehicle aftermarket are sold directly to a wide range of distributors, retail parts stores and mass merchants that distribute these products to professional service providers, “do-it-yourself” consumers, and in some cases, directly to service chains. Demand for aftermarket products historically has been driven by three primary factors: (i) the number of vehicles in operation; (ii) the average age of vehicles in operation; and (iii) vehicle usage trends. These factors, while applicable in all regions, vary depending on the composition of the car parc and other factors, which are discussed in greater detail below:

•
Number of Vehicles in Operation - The global vehicle population is expected to grow to 1.4 billion by 2021. Growth in certain emerging markets, such as China, is increasing at the highest rate, while more mature markets are expected to continue to remain stable or to grow modestly in size, indicating that new car sales are well beyond the replacement rate for scrapped vehicles.

•
Increase in Average Age of Vehicles - The average age of vehicles on the road in the United States has increased since 2002 from 9.6 years to an estimated 11.5 years in 2015. It is expected to remain level at approximately 11.5 years or increase slightly through 2018. The average age of vehicles on the road in Europe has also steadily increased over the past decade to 9.7 years with a slight increase projected through 2020. These trends will drive the need for maintenance and repair work and thereby increasing the overall demand for aftermarket replacement parts in both markets. The average age of vehicles on the road in China is just under four years and is expected to increase over the next several years as the vehicle population matures. We believe this will lead to continuing significant growth in the China aftermarket.

•
Channel Consolidation - In the more mature markets of the United States and Western Europe, there has been increasing consolidation in aftermarket distribution networks with larger, more sophisticated aftermarket distributors and retailers gaining market share. These distributors generally require larger, more sophisticated suppliers with product expertise, category management capabilities, and supply chain services and capabilities, as well as a global manufacturing and sourcing footprint.

•
Growth of Online Capabilities - Reaching consumers directly through online capabilities, including e-commerce, is expected to have an increasing effect on the global aftermarket industry and how aftermarket products are sold. Establishment of a robust online presence will be critical for suppliers regardless of whether they intend to participate directly in e-commerce. In 2015, Motorparts devoted significant resources to improving its online capabilities, in both customer-facing and internal applications, including a new online order management system, vendor management system, customer relationship management ("CRM"), global brand websites, and data and analytics. Initiatives to improve Motorparts online capabilities will continue in 2016.

•
Increase in Private Label Brands and Low-Cost Country Imports - In the United States, there has been an increase in private label or store brands sold by retailers and distributors at a lower price point than premium brands of the same products. However, in many cases, retailers or wholesale distributors creating private label brands will still rely on established suppliers, like Motorparts, to manufacture their private label products and, in some cases, utilize co-branding to support their private label offerings. Motorparts will continue to invest in product innovation and marketing to support the differentiation of its branded product lines.

•
Changes in Consumer Behavior - The aftermarket is affected by changes in economic conditions, volatility in fuel prices, and expanding focus on environmental and energy conservation. For example, the number of consumers with the ability to purchase new vehicles during the 2008-2010 economic downturns led to increased demand for repairs in order to keep older vehicles road-worthy. Increased environmental regulation will lead to additional replacement parts being required on a more frequent basis to meet more exacting standards. Recent falling fuel prices in the United States are likely to lead consumers to drive more and to increase disposable income available for consumers to purchase aftermarket automotive parts and complete necessary repairs.

Customers
We supply OEs with a wide variety of technologically innovative parts, substantially all of which are manufactured by us. Our OE customers consist of automotive and heavy-duty vehicle manufacturers as well as agricultural, off-highway, marine, railroad, aerospace, high performance, and industrial application manufacturers. We have well-established relationships with substantially all major American, European, and Asian automotive OEs.

Our aftermarket customers include independent warehouse distributors who redistribute products to local parts suppliers, distributors of heavy-duty vehicular parts, engine rebuilders, retail parts stores, and mass merchants. The breadth of our product lines, the strength of our leading brand names, marketing expertise, its sizable sales force, and our distribution and logistics capability are central to the success of our Motorparts operations.

No individual customer accounted for more than 10% of our net sales during 2015.

Competition
The global vehicular parts business is highly competitive. We compete with many independent manufacturers and distributors of component parts globally. In general, competition for sales is based on price, product quality, technology, delivery, customer service, and the breadth of products offered by a given supplier. We are meeting these competitive challenges by developing leading technologies, efficiently integrating and expanding our manufacturing and distribution operations, widening our product coverage within our core businesses, restructuring our operations and transferring production to best cost countries, and utilizing our worldwide technical centers to develop and provide value-added solutions to our customers. A summary of our primary independent competitors by reporting segment is set forth below.

•
Powertrain – Primary competitors include AGM Automotive, Art Metal, Bergmann, BinZou, Bleistahl, Bosch, Daido, Dana, Dana-Reinz, Delfingen, Denso, DongYang, ElringKlinger, FNOK, Freudenberg, Kaco/Sabo, Kolbenschmidt, Mahle, Miba, NGK, NOK, NPR, Relats, Sinteron, SKF, Taiho, and Vitrica.

•
Motorparts – Primary competitors include Akebono Brake Corporation, Autolite, Brake Parts Inc., Bosch Group, Centric Parts, Crowne Group LLC, Delphi Automotive LLP, Denso Corporation, Dorman Products, Inc., GRI Engineering and Development LLC (MAT Holdings, Inc.), Mahle GmbH, Mevotech Inc., NGK Spark Plug Co., Ltd.,

NTN Bearing Corporation, Neapco Inc., Old World Industries, LLC, Phillips Industries, Pylon Manufacturing Corporation, Rain-X (ITW Global Brands), SKF Group, Osram Sylvania Ltd., The Timken Company, Trico Products Corporation, Valeo Group, Dana Corporation (Victor Reinz brand), and ZF TRW Automotive Holdings Corp.

Backlog
For OE customers, we generally receive purchase orders for specific products supplied for particular vehicles. These supply relationships typically extend over the life of the related vehicle, subject to interim design and technical specification revisions, and do not require the customer to purchase a minimum quantity. In addition to customary commercial terms and conditions, purchase orders generally provide for annual price reductions based upon expected productivity improvements and other factors. Customers typically retain the right to terminate purchase orders, but we generally cannot terminate purchase orders. OE order fulfillment is typically manufactured in response to customer purchase order releases, and we ship directly from a manufacturing location to the customer for use in vehicle production and assembly. Accordingly, our manufacturing locations turn finished goods inventory relatively quickly, producing from on-hand raw materials and work-in-process inventory within relatively short manufacturing cycles. Significant risks to us include a change in engine production, driven by mix changes, for powertrain components (e.g. a change from diesel to gasoline engines), lower than expected vehicle or engine production by one or more of our OE customers, or termination of the business based upon perceived or actual shortfalls in delivery, quality or value.

For our global aftermarket customers, Motorparts generally establishes product line arrangements that encompass substantially all parts offered within a particular product line. In some cases, Motorparts will enter into agreements with terms ranging from one to three years that cover one or more product lines with fixed prices. Pricing is market responsive and subject to adjustment based upon competitive pressures, material costs and other commercial factors. Global Aftermarket order fulfillment is largely performed from finished goods inventory stocked in our worldwide distribution network. Inventory stocking levels in our distribution centers are established based upon historical and anticipated future customer demand.

Although customer programs typically extend to future periods, and although there is an expectation that we will supply certain levels of OE production over such periods, we believe that outstanding purchase orders and product line arrangements do not constitute firm orders. Firm orders are limited to specific and authorized customer purchase order releases placed with our manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible after receipt from the conversion of available raw materials and work-in-process inventory for OE orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the time frame involved.

Raw Materials and Suppliers
We purchase various raw materials and component parts for use in our manufacturing processes, including ferrous and non-ferrous metals, non-metallic raw materials, stampings, castings and forgings. We also purchase parts manufactured by other manufacturers for sale in the aftermarket. We have not experienced any significant shortages of raw materials, components or finished parts and normally do not carry inventories of raw materials or finished parts in excess of those reasonably required to meet our production and shipping schedules. In 2015, no outside supplier provided products that accounted for more than 3% of our annual purchases.

Insight Portfolio Group LLC (formally known as Icahn Sourcing, LLC) - Related Party
Insight Portfolio Group LLC (“Insight”) is an entity formed and controlled by Icahn Enterprises, L.P ("IEP") in order to maximize the potential buying power of a group of entities with which IEP has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property at negotiated rates. We acquired a minority equity interest in Insight and agreed to pay a portion of Insight’s operating expenses beginning in 2013. In addition to the minority equity interest held by us, certain subsidiaries and affiliates of IEP, and other entities with which IEP has a relationship, also acquired minority equity interests in Insight and agreed to pay a portion of Insight’s operating expenses.

Our payments to Insight were less than $0.5 million in each of the three years 2015, 2014, and 2013. We anticipate our 2016 payments to Insight to be similar to the amounts paid in 2015.

Related Parties
On June 1, 2015, IEP completed an acquisition of substantially all of the assets of Uni-Select USA, Inc. and Beck/Arnley Worldparts, Inc. comprising the U.S. automotive parts distribution of Uni-Select Inc ("Uni-Select"). Subsequent to the IEP acquisition of Uni-Select, Uni-Select changed its name to Auto Plus.

Auto Plus is operated independently from us and all transactions are approved by the independent directors of our company. In connection with IEP's acquisition of Auto Plus, Mr. Icahn has resigned from our board of directors and our Co-Chief Executive Officer, Daniel A. Ninivaggi, has resigned from the board of directors of IEP.

We had $27 million of net sales from the date of acquisition through December 31, 2015 to Auto Plus and $12 million of accounts receivable outstanding from Auto Plus as of December 31, 2015.

On February 3, 2016, IEP acquired a majority of the outstanding shares of Pep Boys - Manny, Moe & Jack ("Pep Boys"), a leading aftermarket provider of automotive service, tires, parts and accessories across the United States and Puerto Rico. On February 4, 2016, IEP completed the acquisition of the remaining outstanding shares of Pep Boys. Motorparts sales to Pep Boys in 2015 were approximately $5 million.

Seasonality of Our Business
Our business is moderately seasonal because many North American OE customers typically close assembly plants for two weeks in July for model year changeovers, and for an additional week during the December holiday season. OE customers in Europe historically shut down vehicle production during portions of July and August and one week in December. Shut-down periods in the Rest of World generally vary by country. The aftermarket experiences seasonal fluctuations in sales due to demands caused by weather and driving patterns. Historically, our sales and operating profits have been the strongest in the second quarter. For additional information, refer to our quarterly financial results contained in Note 22, Supplementary Quarterly Financial Information (Unaudited), to the consolidated financial statements, included in Item 8 of this report.

Employee Relations
We have 53,700 employees as of December 31, 2015. Various unions represent approximately 28% of our U.S. hourly employees and approximately 87% of our non-U.S. hourly employees. With the exception of two facilities in the U.S., most of our unionized manufacturing facilities have their own contracts with their own expiration dates and, as a result, no contract expiration date affects more than one facility.

Effect of Environmental Regulations
Our operations, consistent with those of the manufacturing sector in general, are subject to numerous existing and proposed laws, and governmental regulations designed to protect the environment, particularly regarding plant wastes and emissions, and solid waste disposal. Capital expenditures for property, plant and equipment for environmental control activities did not have a material effect on our financial position or cash flows in 2015 and are not expected to have a material effect on our financial position or cash flows in 2016.

Intellectual Property
We hold in excess of 6,300 patents and patent applications on a worldwide basis, of which more than 1,200 have been filed in the United States. Of the approximately 6,300 patents and patent applications, approximately 30% are in production use and/or are licensed to third parties, and the remaining 70% are being considered for future production use or provide a strategic technological benefit to us.

We do not materially rely on any single patent, nor will the expiration of any single patent materially affect our business. Our current patents expire over various periods into the year 2036. We are actively introducing and patenting new technology to replace formerly patented technology before the expiration of the existing patents. In the aggregate, our worldwide patent portfolio is materially important to our business because it enables us to achieve technological differentiation from our competitors.

We also maintain more than 6,600 active trademark registrations and applications worldwide. In excess of 90% of these trademark registrations and applications are in commercial use by us or are licensed to third parties.

Segment Reporting Data
Operating segment data and principal geographic area data for the years ended December 31, 2015, 2014 and 2013 are summarized in Note 21 to our consolidated financial statements.

Web Site and Access to Filed Reports
We maintain an internet Web site at www.federalmogul.com. The contents of our Web site are not incorporated by reference in this report. We provide access to our annual and periodic reports filed with the SEC free of charge through this Web site. Our Integrity Policy is also available on our Web site. The SEC maintains a Web site at www.SEC.gov where reports, proxy and information statements, and other information about us may be obtained. Paper copies of annual and periodic reports filed with the SEC may be obtained free of charge by contacting our headquarters at the address located within the SEC Filings or under Investor Relations on our Web site.

ITEM 1.A. RISK FACTORS

An investment in Federal-Mogul involves various risks. The risks discussed below are not the only ones faced by the Company. Please also read the cautionary note regarding “Forward-Looking Statements” beginning on page 2.

The Company has substantial indebtedness, which could restrict the Company’s business activities and could subject the Company to significant interest rate risk: As of December 31, 2015, the Company had approximately $3.1 billion of outstanding indebtedness. The Company is permitted by the terms of its debt instruments to incur additional indebtedness, subject to the restrictions therein. The Company’s inability to generate sufficient cash flow to satisfy its debt obligations, or to refinance its debt obligations on commercially reasonable terms, would have a material adverse effect on the Company’s business, financial condition, and results of operations.  In addition, covenants in the Company’s debt agreements could limit its ability to engage in certain transactions and pursue its business strategies, which could adversely affect liquidity.
The Company’s indebtedness could:

•
limit the Company’s ability to borrow money for working capital, capital expenditures, debt service requirements or other corporate purposes, guarantee additional debt or issue redeemable, convertible of preferred equity;

•
limit the Company’s ability to make distributions or prepay its debt, incur liens, enter into agreements that restrict distributions from restricted subsidiaries, sell or otherwise dispose of assets (including capital stock of subsidiaries), enter into transactions with affiliates and merger consolidate or sell substantially all of its assets;

•
require the Company to dedicate a substantial portion of its cash flow to payments on indebtedness, which would reduce the amount of cash flow available to fund working capital, capital expenditures, product development, and other corporate requirements;

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

The Company’s restructuring activities and strategic initiatives may affect the Company’s short-term liquidity and may not result in the anticipated synergies and cost savings: The Company is pursuing a number of organic and inorganic growth activities, restructuring plans, and strategic initiatives to increase and improve the Company’s business and profitability. Management believes these activities will enhance the Company’s long term shareholder value; however, the investment to effectuate these activities may have an effect on the Company’s short term liquidity and may create the need for additional borrowing which may be at higher interest rates given the Company’s current level of indebtedness. In addition, it is possible the achievement of expected synergies and cost savings associated with the Company’s restructuring activities will require additional costs or charges to earnings in future periods. It is also possible the expected synergies or returns from strategic initiatives may not be achieved. Any costs or charges could adversely effect the business, results of operations, liquidity, and financial condition.

The Company’s operations in foreign countries expose the Company to risks related to economic and political conditions, currency fluctuations, import/export restrictions, regulatory and other risks: The Company has manufacturing and distribution facilities in many countries. International operations are subject to certain risks including:

•	exposure to local economic conditions;

•	exposure to local political conditions (including the risk of seizure of assets by foreign governments);

•	currency exchange rate fluctuations (including, but not limited to, material exchange rate fluctuations, such as devaluations) and currency controls

•	export and import restrictions;

•	restrictions on ability to repatriate foreign earnings;

•	labor unrest; and

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting inappropriate payments.

The likelihood of such occurrences and their potential effect on the Company are unpredictable and vary from country-to-country.

Certain of the Company’s operating entities report their financial condition and results of operations in currencies other than the U.S. dollar (including, but not limited to, Brazilian real, British pound, Chinese yuan renminbi, Czech crown, euro, Indian rupee, Mexican peso, Polish zloty, Russian ruble, South Korean won, and Swedish krona). In reporting its consolidated statements of operations, the Company translates the reported results of these entities into U.S. dollars at the applicable exchange rates. As a result, fluctuations in the dollar against foreign currencies will affect the value at which the results of these entities are included within Federal-Mogul’s consolidated results.

The Company is exposed to a risk of gain or loss from changes in foreign exchange rates whenever the Company, or one of its foreign subsidiaries, enters into a purchase or sales agreement in a currency other than its functional currency. While the Company reduces such exposure by matching most revenues and costs within the same currency, changes in exchange rates could affect the Company’s financial condition or results of operations.

The Company conducts operations through joint ventures which may contain various contractual restrictions and require approval for certain actions by our joint venture partners: Certain of the Company’s operations, including emerging markets, are conducted through joint ventures and strategic alliances. With respect to these joint ventures, the Company may share ownership and management responsibilities with one or more partners that may not share the same goals and objectives. Operating a joint venture requires the Company to operate the business pursuant to the terms of the agreement that was entered into with the joint venture partners, as well as to share information and decision making. Additional risks associated with joint ventures include one or more partners failing to satisfy contractual obligations, conflicts arising between the joint venture partners, a change in the ownership of any of the joint venture partners and our limited ability to control compliance with applicable rules and regulations, including the Foreign Corrupt Practices Act and related rules and regulations. Additionally, the Company’s ability to sell its interest in a joint venture may be subject to contractual and other limitations. Accordingly, any such occurrences could adversely affect the Company’s financial condition, operating results and cash flows.

The Company may pursue acquisitions or other affiliations that involve inherent risks, any of which may cause the Company not to realize anticipated benefits, and the Company may have difficulty integrating the operations of any companies that may be acquired, which may adversely affect the Company’s results of operations: In the past, the Company has grown through acquisitions, and may engage in acquisitions in the future as part of the Company’s business strategy. The full benefits of these acquisitions, however, require integration of manufacturing, administrative, financial, sales, and marketing approaches and personnel. If the Company is unable to successfully integrate its acquisitions, it may not realize the benefits of the acquisitions, the financial results may be negatively affected, or additional cash may be required to integrate such operations.

In the future, the Company may not be able to successfully identify suitable acquisition or affiliation opportunities or complete any particular acquisition, combination, affiliation or other transaction on acceptable terms. The Company’s identification of suitable acquisition candidates and affiliation opportunities and the integration of acquired business operations involve risks inherent in assessing the values, strengths, weaknesses, risks, and profitability of these opportunities. This includes the effects on the Company’s business, diversion of management’s attention, and risks associated with unanticipated problems or unforeseen liabilities, and may require significant financial resources that would otherwise be used for the ongoing development of the Company’s business.

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

The Company’s failure to identify suitable acquisition or joint venture opportunities may restrict the Company’s ability to grow its business. If the Company is successful in pursuing future acquisitions or other affiliations, the Company may be required to expend significant funds, incur additional debt and/or issue additional securities, which may materially adversely affect its results of operations. If the Company spends significant funds or incurs additional debt, the Company’s ability to obtain financing for working capital or other purposes could decline and the Company may be more vulnerable to economic downturns and competitive pressures.

Impairment charges relating to the Company’s goodwill and long lived assets could adversely affect its financial performance: The Company has been required to recognize impairment charges for its goodwill and other long lived. In accordance with generally accepted accounting principles, the Company periodically assesses these assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of these assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments may adversely affect our results of operations in the periods recognized.

Adverse conditions in the automotive market adversely affect demand for the Company’s products and exposes the Company to credit risks of its customers: The revenues of the Company’s operations are closely tied to global OE automobile sales, production levels, and independent aftermarket parts replacement activity. The OE market is characterized by short-term volatility, with overall expected long-term growth in global vehicle sales and production. Automotive production in the local markets served by the Company can be affected by macro-economic factors such as interest rates, fuel prices, consumer confidence, employment trends, regulatory and legislative oversight requirements and trade agreements. A variation in the level of automobile production would affect not only sales to OE customers but, depending on the reasons for the change, could affect demand from aftermarket customers. In addition, aftermarket demand is affected by various factors, including the size and composition of the vehicle population and vehicle usage. The Company’s results of operations and financial condition could be adversely affected if the Company fails to respond in a timely and appropriate manner to changes in the demand for its products or if the Company is not able to timely identify or address financial distress of its aftermarket customers.

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company’s customer base includes virtually every significant global automotive manufacturer, numerous Tier 1 automotive suppliers, and a large number of distributors and installers of automotive aftermarket parts. Consolidation in the automotive aftermarket may lead to financial distress for financially weaker customers of the Company which, coupled with payment terms that are typically longer than in the OE market, could have a negative effect on the Company’s financial results.

Consolidation, increased market power, and potential conflicts with the Company’s independent aftermarket customers could negatively affect the Company’s financial performance: The Company’s independent aftermarket customers are continuing to consolidate and gain purchasing power and the ability to demand extended payment terms and other pricing concessions. If these trends continue the financial results of the Company’s Motorparts business segment could be negatively affected. In addition, aftermarket customers may reduce their business with the Company based on perceived conflicts with the Company's strategy of supporting its branded products and supporting new distribution channels or its affiliation with certain competitors.

Cybersecurity risks and other cyber incidents could result in disruption: Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow. The Company depends on information technology systems.  In addition, the Company collects, processes and retains certain sensitive and confidential customer information in the normal course of business. Despite the security measures in place and any additional measures that may be implement in the future, the Company’s facilities and systems, and those of its third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism or other events. Any disruption of our systems or security breach or event resulting in the misappropriation, loss or other unauthorized disclosure of confidential information, whether by the Company directly or its third-party service providers, could damage our reputation, expose us to the risks of litigation and liability, disrupt our business or otherwise affect the Company’s results of operations.
The Company is subject to possible insolvency of financial counterparties: The Company engages in numerous financial transactions and contracts including insurance policies, letters of credit, credit line agreements, financial derivatives, and investment management agreements involving various counterparties. The Company is subject to the risk that one or more of these counterparties may become insolvent and therefore be unable to discharge its obligations under such contracts.
The automotive industry is highly competitive and the Company’s success depends upon its ability to compete effectively in the market: The Company operates in an extremely competitive industry, driven by global vehicle production volumes and part replacement trends. Business is typically awarded to the supplier offering the most favorable combination of cost, quality, technology, and service. In addition, customers continue to require periodic price reductions that require the Company to continually assess, redefine and improve its operations, products, and manufacturing capabilities to maintain and improve profitability. In addition, the Company’s competitors’ efforts to increase their market share could exert additional downward pressure on product pricing and margins. There can be no assurance the Company will be able to compete effectively in the automotive market.

The Company’s pension obligations and other postemployment benefits could adversely affect the Company’s operating margins and cash flows: The automotive industry, like other industries, continues to be affected by the rising cost of providing pension and other postemployment benefits. In addition, the Company sponsors certain defined benefit plans worldwide that are underfunded and will require cash payments. If the performance of the assets in the pension plans does not meet the

Company’s expectations, or other actuarial assumptions are modified, the Company’s required contributions may be higher than it expects. See Note 15, Pensions and Other Post-Retirement Benefits, to the Consolidated Financial Statements, included in Item 8 of this report.

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

If the Company loses any of its executive officers or key employees, the Company’s operations and ability to manage the day-to-day aspects of its business may be materially adversely affected: The Company’s future performance substantially depends on its ability to retain and motivate executive officers and key employees, both individually and as a group. If the Company loses any of its executive officers or key employees, which have many years of experience with the Company and within the automotive industry and other manufacturing industries, or is unable to recruit qualified personnel, the Company’s ability to manage the day-to-day aspects of its business may be materially adversely affected. The loss of the services of one or more executive officers or key employees, who also have strong personal ties with customers and suppliers, could have a material adverse effect on the Company’s business, financial condition, and results of operations.
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

The Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%: As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of December 31, 2015. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $101 million as of December 31, 2015. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.

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

Certain disruptions in supply of and changes in the competitive environment for raw materials could adversely affect the Company’s operating margins and cash flows: The Company purchases a broad range of materials, components, and finished parts. The Company also uses a significant amount of energy, both electricity and natural gas, in the production of its products. A significant disruption in the supply of these materials, supplies, and energy or the failure of a supplier with whom the Company has established a single source supply relationship could decrease production and shipping levels, materially increase operating costs and materially adversely affect profit margins. Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor or transportation in the markets where the Company purchases material, components, and supplies for the production of products or where the products are produced, distributed or sold, whether as a result of labor strife, war, further acts of terrorism or otherwise, in each case may adversely affect profitability.

In recent periods there have been significant fluctuations in the prices of aluminum, copper, lead, nickel, platinum, resins, steel, other base metals and energy which have had and may continue to have an unfavorable effect on the Company’s business. Any continued fluctuations in the price or availability of energy and materials may have an adverse effect on the Company’s results of operations or financial condition. To address increased costs associated with these market forces, a number of the Company’s suppliers have implemented surcharges on existing fixed price contracts. Without the surcharge, some suppliers claim they will be unable to provide adequate supply. Competitive and marketing pressures may limit the Company’s ability to pass some of the supply and material cost increases on to the Company’s customers and may prevent the Company from doing so in the future. Furthermore, the Company’s customers are generally not obligated to accept price increases the Company may desire to pass along to them. This inability to pass on price increases to customers when material prices increase rapidly or to significantly higher than historic levels could adversely affect the Company’s operating margins and cash flow, possibly resulting in lower operating income and profitability.

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

The Company is subject to a variety of environmental, health and safety laws, and regulations, and the cost of complying or the Company’s failure to comply with such requirements may have a material adverse effect on its business, financial condition and results of operations: The Company is subject to a variety of federal, state, and local environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous waste materials, or otherwise relating to the protection of public and employee health, safety, and the environment. These laws and regulations expose the Company to liability for the environmental condition of its current facilities, and also may expose the Company to liability for the conduct of others or for the Company’s actions that were in compliance with all applicable laws at the time these actions were taken. These laws and regulations also may expose the Company to liability for claims of personal injury or property damage related to alleged exposure to hazardous or toxic materials in foreign countries. Despite the Company’s intention to be in compliance with all such laws and regulations, the Company cannot guarantee that it will at all times be in compliance with all such requirements. The cost of complying with these requirements may also increase substantially in future years. If the Company violates or fails to comply with these requirements, the Company could be fined or otherwise sanctioned by regulators. These requirements are complex, change frequently, and may become more stringent over time, which could have a material adverse effect on the Company’s business.

The Company’s failure to maintain and comply with environmental permits the Company is required to maintain could result in fines or penalties or other sanctions and have a material adverse effect on the Company’s operations or results. Future events, such as new environmental regulations or changes in or modified interpretations of existing laws and regulations or enforcement policies, newly discovered information or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on the Company’s business, financial conditions, and operations.

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

A significant labor dispute involving the Company or one or more of its customers or suppliers or that could otherwise affect our operations could adversely affect the Company’s financial performance: A substantial number of the Company’s employees and the employees of the Company’s largest customers and suppliers are members of industrial trade unions and are employed under the terms of various labor agreements. Most of the Company’s unionized manufacturing facilities have their own contracts with their own expiration dates. There can be no assurances that future negotiations with the unions will be resolved favorably or that the Company will not experience a work stoppage or disruption that could adversely affect its financial condition, operating results and cash flows. A labor dispute involving the Company, any of its customers or suppliers or any other suppliers to the Company’s customers or that otherwise affects the Company’s operations, or the inability by the Company, any of its customers or suppliers or any other suppliers to the Company’s customers to negotiate, upon the expiration of a labor agreement, an extension of such agreement or a new agreement on satisfactory terms could adversely affect the Company’s financial condition, operating results and cash flows. In addition, if any of the Company’s significant customers experience a material work stoppage, the customer may halt or limit the purchase of the Company’s products. This could require the Company to shut down or significantly reduce production at facilities relating to such products, which could adversely affect the Company’s business and harm its profitability.

The Company is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse effect on the Company’s profitability and consolidated financial position: The Company is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes, including disputes with suppliers, intellectual property matters, personal injury claims, environmental issues, tax matters and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse effect on the Company’s profitability and consolidated financial position.

If the Company is unable to protect its intellectual property and prevent its improper use by third parties, the Company’s ability to compete in the market may be harmed: Various patent, copyright, trade secret, and trademark laws afford only limited protection and may not prevent the Company’s competitors from duplicating the Company’s products or gaining access to its proprietary information and technology. These means also may not permit the Company to gain or maintain a competitive advantage.

Any of the Company’s patents may be challenged, invalidated, circumvented or rendered unenforceable. The Company cannot guarantee it will be successful should one or more of its patents be challenged for any reason and countries outside the U.S. may diminish the protection of the Company’s patents. If the Company’s patent claims are rendered invalid or unenforceable, or narrowed in scope, the patent coverage afforded to the Company’s products could be impaired, which could significantly impede the Company’s ability to market its products, negatively affect its competitive position and materially adversely affect its business and results of operations.

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

The Company’s products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, could result in the payment of substantial damages or royalties, and could prevent the Company from using technology that is essential to its products: The Company cannot guarantee its products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against the Company, whether successful or not, could result in substantial costs and harm the Company’s reputation. Such claims and proceedings can also distract and divert management and key personnel from other tasks important to the success of its business. In addition, intellectual property litigation or claims could force the Company to do one or more of the following:

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

In the event of an adverse determination in an intellectual property suit or proceeding, or the Company’s failure to license essential technology, the Company’s sales could be harmed and its costs could increase, which could materially adversely affect the Company’s business, financial condition, and results of operations.

The Company may be exposed to certain regulatory and financial risks related to climate change: Climate change is continuing to receive ever increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. The focus on emissions could increase costs associated with the Company’s operations, including costs for raw materials and transportation. Because the scope of future laws in this area is uncertain, the Company cannot predict the potential effect of such laws on its future consolidated financial condition, results of operations, or cash flows.

A material weakness in internal control over financial reporting could affect our ability to timely file reliable financial statements and could have a material adverse effect on our business, results of operations, financial condition and liquidity. If the Company discovers significant deficiencies or material weaknesses in its internal controls over financial reporting or at any recently acquired entity, it may adversely affect its ability to provide timely and reliable financial information and satisfy its reporting obligations under federal securities laws, which also could affect the market price of its common stock or its ability to remain listed on the NASDAQ Global Select Market, or NASDAQ.

As discussed in Part II, Item 9A - Controls and Procedures, we have identified a material weakness in the operating effectiveness of information technology (IT) general controls. More specifically, the Company was not consistently following its processes and procedures during 2015 to execute and monitor change management controls or to restrict or monitor access to certain of its IT systems. These processes and procedures are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and that all changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. Additionally, as a result of the deficiencies identified, there is a possibility that the effectiveness of business process controls that are dependent on the affected IT systems or data and financial reports generated from the affected IT systems may be adversely affected. A material weakness could result in a material misstatement of our annual or interim Consolidated Financial Statements. A material misstatement could result in significant adverse consequences.

If in the future we have additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

ITEM 1.B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our world headquarters is located in Southfield, Michigan, which is a leased facility. Our operations include 227 manufacturing facilities, technical centers, distribution and warehouse centers, and sales and administration office facilities worldwide at December 31, 2015 supporting our operations. Approximately 49% of the facilities are leased; the majority of which are distribution centers, and sales and administration offices. We own the remainder of the facilities.
A summary of our facilities, by segment, type of facility and geographic region, as of December 31, 2015 are set forth in the following tables:
Powertrain

Type of Facility	North America	EMEA	Rest of World	Total
Manufacturing facilities	25	32	27	84
Technical centers (a)	6	3	1	10
Distribution and warehouses centers	6	1	3	10
Sales and administration offices	5	5	4	14
	42	41	35	118

(a) Consists mainly of research and development activity.

Motorparts

Type of Facility	North America	EMEA	Rest of World	Total
Manufacturing facilities	11	13	8	32
Technical centers (a)	3	3	—	6
Distribution and warehouses centers	15	10	10	35
Sales and administration offices	17	9	10	36
	46	35	28	109

(a) Consists mainly of research and development activity.

The facilities range in size from approximately 100 square feet to 700 thousand square feet. Management believes substantially all of our facilities are in good condition and it has sufficient capacity to meet our current and expected manufacturing and distribution needs.

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
Total environmental liabilities were $14 million and $15 million at December 31, 2015 and 2014. Management believes that such accruals will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2015, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs, as recorded, approximate $45 million.
Other Matters
The Company is involved in other legal actions and claims, directly and through its subsidiaries that arise in the normal course of business. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s financial position, operating results, or cash flows. See Note 17, Commitments and Contingencies, to the Consolidated Financial Statements, included in Item 8 of this report.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our stock is listed on the NASDAQ Global Stock Market.
There were approximately 53 stockholders of record of Common Stock as of February 25, 2016 including multiple beneficial holders at depositories, banks and brokers listed as a single holder of record in the street name of each respective depository, bank or broker. High and low sales prices for our common stock for each quarter in 2015 and 2014 are as follows:

	2015		2014
Quarter	High	Low	High	Low
First	$15.64	$12.61	$22.97	$15.82
Second	$13.91	$11.35	$20.51	$16.19
Third	$11.24	$6.78	$20.82	$14.87
Fourth	$8.68	$6.53	$16.39	$14.14

We did not pay any dividends in 2015 or 2014. We have certain restrictions under our debt facilities from paying dividends in the future.
The following graph compares the cumulative total stockholder return during the five year period from December 31, 2010 to December 31, 2015. The graph assumes that $100 was invested on December 31, 2010, in each of the Company’s common stock, the stocks comprising the S&P 500 Index and the stocks comprising the peer group. The peer group is comprised on the following companies: BorgWarner Inc., Dana, Magna International, Meritor, Tenneco and Timken. This performance graph shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed soliciting material or filed under such Acts.

ITEM 6. SELECTED FINANCIAL DATA
The following table presents information from the consolidated financial statements as of or for the five years ended December 31, 2015. This information should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and ‘‘Financial Statements and Supplemental Data.’’

	Year Ended December 31
	2015	2014	2013	2012	2011
	(Millions of Dollars, Except Per Share Amounts)
Consolidated Statement of Operations Data
Net sales (a)	$7,419	$7,317	$6,786	$6,444	$6,719
Net income (loss) from continuing operations	(111)	(161)	101	(91)	(56)

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	(117)	(168)	93	(98)	(63)
Income (loss) from discontinued operations, net of tax	7	—	(52)	(19)	(27)
Net income (loss)	$(110)	$(168)	$41	$(117)	$(90)

Common Share Summary Attributable to Federal-Mogul
Net (loss) income per common share - basic:
Net (loss) income from continuing operations	$(0.71)	$(1.12)	$0.75	$(0.99)	$(0.64)
(Loss) income from discontinued operations, net of tax	0.04	—	(0.42)	(0.19)	(0.27)
Net (loss) income	$(0.67)	$(1.12)	$0.33	$(1.18)	$(0.91)

Net (loss) income per common share - diluted:
Net (loss) income from continuing operations	$(0.71)	$(1.12)	$0.75	$(0.99)	$(0.64)
(Loss) income from discontinued operations, net of tax	0.04	—	(0.42)	(0.19)	(0.27)
Net (loss) income	$(0.67)	$(1.12)	$0.33	$(1.18)	$(0.91)

Weighted average shares outstanding – basic (in millions)	164.7	150.0	123.4	98.9	98.9
Weighted average shares outstanding – diluted (in millions)	164.7	150.0	123.4	99.4	99.4
Dividends declared per common share	$—	$—	$—	$—	$—

	As of December 31
	2015	2014	2013	2012	2011
	(Millions of Dollars)
Consolidated Balance Sheet Data
Total assets	$7,238	$7,067	$7,182	$6,927	$7,029
Total liabilities	6,336	6,158	5,581	6,095	6,046
Total debt (including short-term debt and current portion of long-term debt	3,062	2,690	2,599	2,827	2,829
Federal-Mogul shareholders’ equity	770	806	1,490	725	953

(a) Refer to Note 5, Acquisitions, for the effect of acquisitions on net sales and net income (loss).

The following table represents items that affect the comparability of the amounts shown above for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31
	2015	2014	2013	2012	2011
	(Millions of Dollars)
Goodwill and intangible impairment expense, net	$(94)	$(120)	$—	$(142)	$(296)
OPEB curtailment gain	$—	$—	$19	$51	$—
Loss on debt extinguishment	$—	$(24)	$—	$—	$—
Restructuring charges and asset impairments, net	$(121)	$(110)	$(29)	$(78)	$(16)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Overview

Our Business: We are a leading global supplier of a broad range of components, accessories, and systems to the automotive, small engine, heavy-duty, marine, railroad, agricultural, off-road, aerospace and energy, industrial, and transport markets, including customers in both the original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively “OE”) market and the replacement market (“aftermarket”). Our customers include the world’s largest automotive OEs, and major distributors and retailers in the independent aftermarket.

We operate with two end-customer focused business segments. The Powertrain segment focuses on original equipment powertrain products for automotive, heavy duty and industrial applications. Powertrain operates manufacturing facilities in 19 countries and derived 35% of its 2015 OE sales in North America, 46% in Europe, the Middle-East and Africa ("EMEA"), and 19% in the rest of the world ("Rest of World" or "ROW"). The Motorparts segment sells and distributes a broad portfolio of products in the global aftermarket including more than 20 globally-recognized brands. We also serve OEMs with products including braking, wipers, and a limited range of chassis components. Motorparts operates manufacturing sites in 15 countries and distribution centers and warehouses in 13 countries. In 2015, Motorparts derived 56% of its sales in North America, 37% in EMEA, and 7% in Rest of World.

Termination of Spin-off: On January 15, 2016, we announced the termination of the previously announced spin-off of the Motorparts division. We will continue to operate with two separate, independent businesses with separate CEOs who will each report directly to our board of directors. The separate businesses more effectively serve their unique markets and allow each operating business to pursue its business strategy and more quickly react to its unique market conditions.

Financial Results for the Year Ended December 31, 2015: Consolidated net sales were $7,419 million, an increase of $102 million, or 1.4%. The increase was primarily driven by a 10% increase in sales volumes of $734 million (which included a $657 million benefit from acquisitions), which was substantially offset by the $642 million unfavorable effect of foreign currency exchange.

Cost of products sold was $6,345 million for the year ended December 31, 2015, an increase of $85 million, or 1%. The increase was driven by $645 million in incremental costs related to higher sales volumes attributable to acquisitions, and partly to volumes related to organic growth. This was substantially offset by the $529 million favorable effect of foreign currency exchange and $31 million of savings from net performance. Net performance gains were burdened by incremental costs associated with the realignment of our North American distribution centers within our Motorparts division and strategic initiatives within both divisions.

Gross profit increased by $17 million to $1,074 million, or 14.5% of sales, for the year ended December 31, 2015 compared to $1,057 million, or 14.4% of sales, for the year ended December 31, 2014. This was primarily driven by higher sales volumes of $98 million, which included the effect of acquisitions, and the $32 million favorable effect of performance, which was offset by the negative effects of foreign currency exchange.

For the year-ended December 31, 2015:

•
Net loss attributable to Federal-Mogul for the year-ended December 31, 2015 was $110 million, which included goodwill and intangible impairment charges of $94 million, and restructuring charges and asset impairments of $121 million.

•	We impaired $50 million and $44 million of goodwill related to our Motorparts and Powertrain segments, respectively.

•
Restructuring charges and asset impairments were comprised of $62 million related to the Powertrain segment and $59 million related to the Motorparts segment. This charge includes $89 million of costs related to severance and other charges primarily focused on reducing inefficiencies in the cost structure of recent acquisitions and the EMEA aftermarket.

•
Total debt, including short-term debt and current portion of long-term debt, increased by $372 million. This was attributable to the additional strategic investments made during 2015 including the acquisition of TRW’s valvetrain business, which was funded primarily by our revolving line of credit. We had $194 million of cash and $170 million of availability under our credit facilities at December 31, 2015.

Recent Trends and Market Conditions:
Our business and operating results are affected by the relative strength of:

General economic conditions: Our OE business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Demand for aftermarket products is driven by three primary factors including: the number of vehicles in operation; the average age of vehicles; and vehicle usage trends (primarily distance traveled).

Early estimates of global GDP indicate a 2.4 percent increase in 2015. Major factors contributing to this rate of growth include generally stable conditions in developed regions and slowing growth in emerging markets. While the Chinese economic growth rate slowed from previous years, GDP estimates indicate 6.9 percent growth in 2015. Full-year GDP estimates for the European Union, Japan, and the United States are 1.5, 0.8 and 2.5 percent, respectively. Economic conditions in key regions remain mixed. However, the combination of low interest rates and declining fuel prices continues to support vehicle sales and production globally. Declining commodity prices have also strengthened the position of automotive manufacturers. However, visibility on global GDP remains limited and uncertain.

Global vehicle production levels: Global vehicle production increased by 1.3 percent in 2015. European vehicle production rose 4.1 percent from 2014 levels. North American vehicle production increased 3.6 percent, with positive growth in Mexico and the United States. Vehicle production in the Asia-Pacific region increased just under 1 percent in 2015, reaching another record high.  Among the major regions, only South America posted a decline in 2015, down 19.3 percent.

Global vehicle sales levels: Global vehicle sales increased by 1.8 percent in 2015. European vehicle sales rose 3.5 percent from 2014 levels. North American vehicles sales increased 6.3 percent, with positive growth in Canada, Mexico and the United States. Vehicle sales in the Asia-Pacific region increased 1.5 percent in 2015, reaching another record high. Among the major regions, only South America posted a decline in 2015 which was down 21.1 percent.

Part replacement trends: The strength of our aftermarket business is influenced by several key drivers. These include the vehicle population (or "parc"), average vehicle age, fuel prices and vehicle distance traveled. The vehicle parc is estimated to have expanded in most major markets, including the United States, Japan, China, and Germany.  Average vehicle ages also increased, despite growth in new vehicle sales, in most regions.

Recent decline in oil prices: The recent decline in oil prices results in lower fuel prices for consumers. Lower fuel prices provide consumers with more discretionary income for vehicle repairs and tends to encourage more driving miles, which in turn accelerates wear on vehicle components, accelerating the need for replacements. Low fuel prices also encourage more vehicle sales, which increases demand for parts from OEMs.

Foreign currencies: Given the global nature of our operations, we are subject to fluctuations in foreign exchanges rates. During 2015, foreign currency fluctuations had a considerable effect on our reported earnings in U.S. dollars compared to 2014.

Strategy:
Our strategy is to develop and deliver leading technology, innovation, and service capabilities which results in market share expansion in the OE market and aftermarket. Our strategy is designed to create sustainable global profitable growth by leveraging existing and developing new economic advantages. This strategy consists of the following:

Extending our global reach to support our OE and aftermarket customers, furthering our relationships with leading Asian OEs and strengthening market share with U.S. and European OEs.
During 2015, we acquired TRW’s valvetrain business, which adds a completely new product line to our product portfolio, and strengthens our position as a leading developer and supplier of core components for engines.

During 2014, we completed the purchase of certain assets of the Honeywell brake component business and the Affinia chassis business. The Honeywell brake component acquisition included two recently established manufacturing facilities in China and Romania that substantially strengthened the manufacturing and engineering capabilities of our global braking portfolio.

Assess acquisition and investment opportunities that provide product line expansion, technological advancements, geographic positioning, penetration of emerging markets (including India and China) and market share growth.
In addition to the TRW valvetrain acquisition during 2015, we also made investments in joint ventures in India, as well as entered into two new joint ventures, one in Thailand and one in China focused on automotive aftermarket vehicle repair business. We will be the preferred supplier to the China joint venture and will provide our broad portfolio of premium-branded automotive parts for distribution through a network of repair shops. These investments position the company to capitalize on the development of the independent aftermarket in the Asia Pacific region.

Leverage the strength of our global aftermarket leading brand positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities.
The acquired of the Affinia chassis business serves leading U.S. aftermarket customers with chassis products and broadened our product offering and customer base while also providing operational synergies.

During 2015, we executed on various marketing campaigns for our premium brands. We also launched a series of 'Tech First' initiatives to provide online, on-demand, and onsite technical training and support to vehicle repair technicians who use and install our products. This initiative included the opening of 'Garage Gurus,' a nationwide technical education network network consisting of 10 technical support centers and mobile training vans in major U.S. markets; a repair shop engagement program in France and Germany; and the opening of the company’s first technical training and support center in China.

Aggressively pursue cost competitiveness in all business segments by continuing to drive productivity in existing operations, consolidating and relocating manufacturing operations to best cost countries, utilizing our strategic alliances, and rationalizing business resources and infrastructure.
Restructuring expenses for the year ended December 31, 2015 primarily related to our EMEA locations and were aimed at (1) the reshaping of the aftermarket distribution network, (2) reducing production complexities, and (3) reducing inefficiencies in indirect and fixed costs structures.

We assess individual opportunities to execute our strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns, and other criteria, and make investment decisions on a case-by-case basis. Opportunities meeting or exceeding benchmark return criteria may be undertaken through research and development activities, acquisitions, and other strategic alliances, or restructuring activities.

Outlook
We expect to benefit from the effect of our synergistic acquisitions, strategic initiatives and restructuring actions initiated over the last several years through improved efficiencies and cost savings; as well as a reduction in the cash outlay and related costs directly associated with these actions. Incremental costs associated with the realignment of our North American distribution centers within our Motorparts division are expected to decline as the distribution centers reach full utilization. We also believe there are opportunities to reduce inventory levels, which increased as part of the ramp-up of these distribution centers. However, we expect further investments in our European and Asia Pacific distribution networks and information technology systems in 2016 and 2017.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes as included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on From 10K have been prepared in conformity with accounting principles generally accepted in the United Sates (“U.S GAAP”). Accordingly, our significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 2, “Basis of Presentation and Summary of Significant Accounting Policies." We provide enhanced information that supplements such disclosures for accounting estimates when the estimate involves matters that are highly uncertain at the time the accounting estimate is made and different estimates or changes to an estimate could have a material effect on the reported financial position, changes in financial condition or results of operations.

When more than one accounting principle, or the method of its application, is generally accepted, management selects the principle or method that it considers to be the most appropriate given the specific circumstances. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties. Estimates are typically based upon historical experience, current trends, contractual documentation, and other information, as appropriate. Due to the inherent uncertainty involving estimates, actual results reported in the future may differ from those estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality. The following summarizes our critical accounting policies.

Pension Plans and Other Postemployment Benefit Plans
We sponsor defined benefit pension plans and postretirement plans for certain employees and retirees around the world. Our defined benefit plans are accounted for on an actuarial basis, which requires the selection of various assumptions, including an expected long-term rate of return, discount rate, and mortality and mortality improvement rates of plan participants.

Differences in actual experience or changes in assumptions may materially affect the pension obligations. Actual results that differ from assumptions are accumulated in net actuarial gains and losses which are subject to amortization and expensed over future periods. The unamortized pre-tax actuarial loss on our pension plans was $532 million and $590 million at December 31, 2015 and 2014. We expect to recognize amortization expense of $15 million in 2016.

Assumptions used to calculate benefit obligations as of the end of a fiscal year directly affect the expense to be recognized in future periods. The primary assumptions affecting our accounting for employee benefits as of December 31, 2015 are as follows:

•
Long-term rate of return on plan assets: The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. While the development of the long-term rate of return on assets gives appropriate consideration to recent fund performance and historical returns, the assumption is designed to approximate a long-term prospective rate. The expected long-term rate of return used to calculate net periodic pension cost is 6.55% for U.S. plans and a weighted average of 3.52% for non-U.S. plans.

•
Discount rate: The discount rate reflects the effective yield on high quality fixed income securities available in the marketplace as of the measurement date to settle pension and postemployment benefit obligations. The discount rate assumption is established at the measurement date. In the U.S., we use a cash flow matching approach that uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. The benefit obligation for pension plans in Belgium, France, and Germany represents 91% of the non-U.S. pension benefit obligation at December 31, 2015. The discount rates for plans in Belgium, France, and Germany are determined using a cash flow matching approach similar to the U.S. approach.

The weighted-average discount rates used to calculate net periodic benefit cost for the 2015 and year-end obligations as of December 31, 2015 were as follows:

	Pension Benefits
	U.S.	Non-U.S.	Other Postretirement
	Plans	Plans	Benefits
Used to calculate net periodic benefit cost	3.85%	1.77%	3.84%
Used to calculate benefit obligations	4.15%	2.72%	4.18%

•
Health care cost trend: We review external data and our historical trends for health care costs to determine the health care cost trend rate. The assumed health care cost trend rate used to measure next year’s postretirement health care benefits is 6.97% for both health care and drug costs, both declining to an ultimate trend rate of 5.00% in 2022.

•
Mortality Assumptions: We have reviewed the mortality improvement tables published by the Society of Actuaries in the three months ended December 31, 2015 and determined our current assumptions are appropriate to measure our December 31, 2015 U.S. pension plans’ benefit obligations.

The following table illustrates the sensitivity to a change in certain assumptions for projected benefit obligations (“PBO”) and associated expense. The changes in these assumptions have no effect on our funding requirements.

	Pension Benefits				Other Postretirement Benefits
	United States Plans		Non-U.S. Plans
	Change in 2016 Pension Expense	Change in PBO	Change in 2016 Pension Expense	Change in PBO	Change in 2016 Expense	Change in PBO
	(Millions of Dollars)
25 basis point ("bp") decrease in discount rate	$(1)	$32	$1	$16	$—	$8
25 bp increase in discount rate	—	(30)	(1)	(15)	—	(7)
25 bp decrease in return on assets rate	2	n/a	—	n/a	n/a	n/a
25 bp increase in return on assets rate	(2)	n/a	—	n/a	n/a	n/a

The assumed health care trend rate has a significant effect on the amounts reported for non-pension plans. The following table illustrates the sensitivity to a change in the assumed health care trend rate:

	Total Service and Interest Cost	APBO
	(Millions of Dollars)
100 bp increase in health care cost trend rate	$1	$28
100 bp decrease in health care cost trend rate	$(1)	$(24)

Environmental Matters
Environmental remediation liabilities are recognized when a loss is probable and can be reasonably estimated. Such liabilities generally are not subject to insurance coverage. The cost of each environmental remediation is estimated by engineering, financial, and legal specialists based on current law and considers the estimated cost of investigation and remediation required and the likelihood that, where applicable, other responsible parties will be able to fulfill their legal obligations and commitments. The process of estimating environmental remediation liabilities is complex and dependent primarily on the nature and extent of historical information and physical data relating to a contaminated site, the complexity of the site, the uncertainty as to what remediation and technology will be required, and the outcome of discussions with regulatory agencies and, if applicable, other responsible parties. In future periods, new laws or regulations, advances in remediation technologies and additional information about the ultimate remediation methodology to be used could significantly change our estimates. Refer to Note 17, Commitments and Contingencies, to the consolidated financial statements included herein for additional details. We cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental costs and liabilities will not exceed the amount of current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

Asset Retirement Obligations
In determining whether the fair value of asset retirement obligations ("ARO") can reasonably be estimated, we must determine if the obligation can be assessed in relation to the acquisition price of the related asset or if an active market exists to transfer the obligation. If the obligation cannot be assessed in connection with an acquisition price and if no market exists for the transfer of the obligation, we must determine if it has sufficient information upon which to estimate the obligation using expected present value techniques. This determination requires us to estimate the range of settlement dates and the potential methods of settlement, and then to assign the probabilities to the various potential settlement dates and methods. The majority of the identified ARO liabilities involve Asbestos related cleanup. Refer to Note 17, Commitments and Contingencies, to the consolidated financial statements included herein for additional details. We cannot ensure that ARO requirements will not change or become more stringent over time or that our eventual environmental costs and liabilities will not exceed the amount of current reserves. In the event that such liabilities were to significantly exceed the amounts recorded, our results of operations could be materially affected.

Valuation of Long-Lived Assets, Intangible Assets and Investments in Affiliates and Expected Useful Lives
We monitor our long-lived and definite lived assets for impairment indicators on an ongoing basis based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites when events and circumstances warrant such a review. If impairment indicators exist, we perform the required impairment analysis by comparing the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Even if an impairment charge is not required, a reassessment of the useful lives over which depreciation or amortization is being recognized may be appropriate based on our assessment of the recoverability of these assets. We estimate cash flows and fair value using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, and review of appraisals. The key factors which impact our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention. Any differences in actual results from the estimates could result in fair values different from the estimated fair values, which could materially effect our future results of operations and financial condition. We believe the projections of anticipated future cash flows and fair value assumptions are reasonable; however, changes in assumptions underlying these estimates could affect our valuations.

Goodwill and Indefinite-lived Intangible Asset Impairment Testing
We review goodwill for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We perform impairment assessments at the reporting unit level. If the fair value of the reporting unit is greater than its carrying amount (step 1), goodwill is not considered to be impaired and the second step is not required. However, if the fair value of the reporting unit is less than its carrying amount, the second step is to measure the amount of the impairment loss, if any. The second step requires a reporting unit to compare its implied fair value of goodwill to its carrying amount. If the carrying amount of goodwill exceeds its implied fair value, the reporting unit would recognize an impairment loss for that excess. Assumptions used in the discounted cash flow analysis that have the most significant effect on the estimated fair value of the Company's reporting units are the weighted average cost of capital and revenue growth-rates.

We perform an annual impairment analysis of our trademarks and brand names annually or more frequently if events or changes in circumstances indicate the assets might be impaired. We perform quantitative assessment estimating fair values based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets. Our trademarks and brand names further broken down by product line. The primary, and most sensitive, input utilized in determining the fair values of trademarks and brand names is sales by product line. We Company performed a sensitivity analysis on its trademarks and brand names and determined that a one percentage point decrease in its projected future sales growth rates within each aftermarket product line would result in a $1 million impairment.

Income Taxes
Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods.

When establishing a valuation allowance, we consider future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” A tax planning strategy is defined as “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event we determine it is more likely than not that the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. The valuation of deferred tax assets requires judgment and accounting for the deferred tax effect of events that have been recorded in the financial statements or in tax returns and our future projected profitability. Changes in our estimates, due to unforeseen events or otherwise, could have a material impact on our financial condition and results of operations.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified. The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense. We do not believe there is a reasonable likelihood that there will be a material change in the tax related balances or valuation allowance balances. However, due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate. Refer to Note 16, Income Taxes, to the audited consolidated financial statements included herein for additional information.

Non-GAAP Measures:
Management utilizes Operational EBITDA as the key performance measure of segment profitability and uses the measure in its financial and operational decision making processes; for internal reporting; and for planning and forecasting purposes to effectively allocate resources. Operational EBIDTA is defined as EBITDA (earnings before interest, taxes, depreciation and amortization), as adjusted for additional amounts. Examples of these adjustments include impairment charges related to goodwill, other long-lived assets and investments; restructuring charges; certain gains or losses on the settlement/extinguishment of obligations; and receivable financing charges. During 2015, we modified our definition of Operational EBITDA to adjust for financing charges related to certain receivable financing programs. Comparable periods have been adjusted to conform to this definition.

Operational EBITDA presents a performance measure exclusive of capital structure and the method by which net assets were acquired, disposed of, or financed. Management believes this measure provides additional transparency into its core operations and is most reflective of the operational profitability or loss of our operating segments and reporting units. The measure also allows management and investors to view operating trends, perform analytical comparisons and benchmark performance between periods and among operating segments.

Operational EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income, which is the most directly comparable financial measure to Operational EBITDA that is in accordance with U.S. GAAP. Operational EBITDA, as determined and measured by Federal Mogul, should not be compared to similarly titled measures reported by other companies.

RESULTS OF OPERATIONS
The following discussion of our results of operations should be read in connection with Items 1, 3 and 7A of this Form 10-K, as well as “Forward-Looking Statements” and Item 1.A. “Risk Factors.” These items provide additional relevant information regarding the business, our strategy, and the various industry dynamics in the OE market and the aftermarket which have a direct and significant effect on our results of operations, as well as the risks associated with our business.

Consolidated Results:

	Year Ended December 31			Variance
	2015	2014	2013	2015 v 2014	2014 v 2013
	(Millions of Dollars, Except Per Share Amounts)
Consolidated Statement of Operations Data
Net sales	$7,419	$7,317	$6,786	$102	$531
Cost of products sold	(6,345)	(6,260)	(5,766)	(85)	(494)
Gross profit	1,074	1,057	1,020	17	37
Selling, general and administrative expenses	(794)	(776)	(719)	(18)	(57)
Goodwill and intangible impairment expense, net	(94)	(120)	—	26	(120)
Interest expense, net	(138)	(120)	(99)	(18)	(21)
Restructuring charges and asset impairments, net	(121)	(110)	(29)	(11)	(81)
Amortization expense	(59)	(49)	(47)	(10)	(2)
Equity earnings of nonconsolidated affiliates, net of tax	56	48	34	8	14
Loss on debt extinguishment	—	(24)	—	24	(24)
Other income (expense), net	(5)	(11)	(3)	6	(8)
Income tax (expense) benefit	(30)	(56)	(56)	26	—
Net income (loss) from continuing operations	(111)	(161)	101	50	(262)
Gain (loss) from discontinued operations, net of tax	7	—	(52)	7	52
Less net income attributable to noncontrolling interests	(6)	(7)	(8)	1	1
Net income (loss) attributable to Federal-Mogul	$(110)	$(168)	$41	$58	$(209)

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	(117)	(168)	93	51	(261)
Income (loss) from discontinued operations, net of tax	7	—	(52)	7	52
Net income (loss)	$(110)	$(168)	$41	$58	$(209)

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

Sales: Consolidated net sales increased by $102 million, or 1.4%, compared to the year ended December 31, 2014. The increase over 2014 sales was primarily driven by a 10% increase in sales volumes of $743 million (which included a $657 million benefit from acquisitions) and was substantially offset by a $642 million unfavorable effect of foreign currency exchange.

Cost of Sales: Cost of products sold increased by $85 million compared to the year ended December 31, 2014. The increase was driven by a $645 million in incremental costs related to higher sales volumes attributable to acquisitions, and partly to volumes related to organic growth. This was substantially offset by the $529 million favorable effect of foreign currency exchange and $31 million of savings from net performance. Net performance gains were burdened by incremental costs associated with the realignment of our North American distribution centers within our Motorparts division and strategic initiatives within both divisions.

Gross Profit: Gross profit as a percentage of sales, for the year ended December 31, 2015 was 14.5% compared to 14.4% for the year ended December 31, 2014. Gross profit increased by $17 million compared to the year ended December 31, 2014. The increase was primarily driven by the favorable effects of higher sales volumes (net of changes in mix) of $98 million, which included the effect from acquisitions, $32 million favorable effects of net performance. These favorable effects were substantially offset by the negative effects of foreign currency exchange.

Selling, General and Administrative Expense: Selling, general and administrative expenses (“SG&A”) as a percentage of sales, was 10.7% for the year ended December 31, 2015 as compared to 10.6% for the year ended December 31, 2014. This increase of $18 million is primarily attributable to the addition of SG&A expenses associated with acquisitions, partially offset by foreign exchange. Included in SG&A was a $7 million charge related to the bankruptcy of one of our aftermarket customers.
Research and development (“R&D”) costs, including product and validation costs, of $189 million and $192 million for the years ended December 31, 2015 and December 31, 2014.

Goodwill and intangible impairment expense, net: Goodwill and intangible asset impairments decreased by $26 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. During 2015, we impaired $50 million and $44 million of goodwill related to our Motorparts and Powertrain segments. During 2014, we impaired $120 million of goodwill related to our Motorparts segment.

Restructuring charges and asset impairments: Restructuring charges and asset impairments increased by $11 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This was driven by overall higher severance and other charges of $3 million, primarily related to our overall restructuring efforts in Europe, and an increase in asset impairments of $8 million, primarily related to an impairment of assets held for sale during 2015.

Amortization expense: Amortization expense increased by $10 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. During 2015, we completed the acquisition of TRW’s valvetrain business thereby adding $107 million of definite lived intangible assets which contributed to the increase in amortization expense.

Equity earnings of nonconsolidated affiliates: Equity in earnings of nonconsolidated affiliates increased by $8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily driven by increased earnings at a number of our nonconsolidated affiliates, including an initial investment in two new affiliates, and the sale of a nonconsolidated affiliate that incurred a loss of $1 million in 2014.

Loss on Debt extinguishment: Loss on Debt extinguishment was $24 million for the year ended December 31, 2014. In 2014, we entered into a new tranche B term loan facility and a new tranche C term loan facility and repaid our existing outstanding indebtedness under previous facilities. In conjunction with the transaction, we recorded a loss on retirement of debt of $24 million, including the write-off of a portion of related debt issuance costs and debt discount.

Interest Expense, Net: Net interest expense was $138 million in the year ended December 31, 2015 compared to $120 million for the year ended December 31, 2014. This increase is primarily attributable to the realization of higher interest rates for the full year, and increased borrowings under the Replacement Revolving Facility, offset by lower amortization costs.

Other Income (Expense), Net: Other expense, net was $5 million for the year ended December 31, 2015 compared to $11 million for the year ended December 31, 2014. The primary reason for the decrease is a $6 million reduction in the amount of segmentation costs recognized for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Income tax (expense) / benefit: For the year ended December 31, 2015, we recorded an income tax expense of $30 million on a loss from continuing operations before income taxes of $81 million, compared to income tax expense of $56 million on a loss from continuing operations before income taxes of $105 million for the year ended December 31, 2014.

Income tax expense for the year ended December 31, 2015 differs from the U.S. statutory rate due primarily to goodwill impairment, pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate, recording a valuation allowance on deferred tax assets that are believed to be not more likely than not to be realized and a tax benefit recorded related to special economic zone tax incentive.

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

Gain (loss) from discontinued operation, net of tax: During the year ended December 31, 2015, we recognized a $7 million adjustment (no income tax effect) which is included in “Gain (loss) from discontinued operations, net of tax” within the consolidated statement of operations related to a 2013 divestiture of our fuel pump business.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

Sales: Consolidated net sales increased by $531 million, or 8%, compared to the year ended December 31, 2014. The increase over 2013 sales was primarily driven by a 9% increase in sales volumes resulting from a $356 million benefit from acquisitions, higher demand, and organic growth, together totaling $612 million, which was partially offset by a $51 million unfavorable effect of foreign currency exchange.

Cost of Sales: Cost of products sold increased by $494 million compared to the year ended December 31, 2014. The increase was primarily driven by a $505 million increase in costs primarily related to higher sales volumes, which is partly attributable to acquisitions, and $32 million of unfavorable net performance. These costs were partially offset by the $43 million favorable effect of foreign currency exchange.

Gross Profit: Gross profit as a percentage of sales for the year ended December 31, 2014 was 14.4% of sales, for the year ended December 31, 2014 compared to 15.0% for the year ended December 31, 2013. While gross profit increased by $37 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to increased sales volumes, the gross profit margin decreased primarily due to: changes in mix and pricing, and increases to strategic initiatives and unfavorable productivity.

Selling, General and Administrative Expense: Selling, general and administrative expenses (“SG&A”) as a percentage of sales, was 10.6% for the years ended December 31, 2014 and 2013. The increase of $57 million is primarily attributable to the addition of SG&A expenses associated with acquisitions. Included in SG&A were research and development (“R&D”) costs, including product and validation costs, of $192 million and $173 million for the years ended December 31, 2014 and December 31, 2013, respectively.

Goodwill and intangible impairment expense, net: Goodwill and intangible asset impairments increased by $120 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. During 2014, we impaired $120 million of goodwill related to our Motorparts segment.

Interest Expense, Net: Net interest expense was $120 million in the year ended December 31, 2014 compared to $99 million for the year ended December 31, 2013. The increase is primarily due to the increased interest rates after the refinancing of our term loans in April 2014.

Restructuring charges and asset impairments: Restructuring charges and asset impairments increased by $81 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily related to higher severance and other charges of $46 million, primarily related to our overall restructuring efforts in Europe, an increase in asset impairments of $16 million, which included a $5 million impairment of a nonconsolidated affiliate, partially offset by an OPEB curtailment gain recorded in 2013 that was related to a restructuring action.

Amortization expense: Amortization expense increased by $2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. During 2014, we completed the acquisition of certain Affinia assets and DZV bearings operations thereby adding $52 million of definite lived intangible assets which contributed to the increase in amortization expense.

Equity in earnings of nonconsolidated affiliates: Equity in earnings of nonconsolidated affiliates increased by $14 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily driven by increased earnings at nonconsolidated affiliates located in the Asia and EMEA regions.

Loss on Debt extinguishment: Loss on Debt extinguishment was $24 million for the year ended December 31, 2014. In 2014, we entered into a new tranche B term loan facility and a new tranche C term loan facility and repaid our existing outstanding indebtedness under previous facilities. In conjunction with the transaction, we recorded a loss on retirement of debt of $24 million, including the write-off of a portion of related debt issuance costs and debt discount.

Other Expense, Net: Other expense, net was $11 million for the year ended December 31, 2014 compared to $3 million for the year ended December 31, 2013. The primary reason for the increase is the recognition of $10 million in segmentation costs during the year ended December 31, 2014.

Foreign currency exchange: We recognized $7 million in foreign currency exchange losses during the year ended December 31, 2014, compared to $10 million in foreign currency exchange losses during the year ended December 31, 2013.

Income tax (expense) / benefit: For the year ended December 31, 2014, we recorded income tax expense of $56 million on a loss from continuing operations before income taxes of $105 million, compared to income tax expense of $56 million on a loss from continuing operations before income taxes of $157 million for the year ended December 31, 2013

The income tax expense for the year ended December 31, 2014 differs from the U.S. statutory rate due primarily to goodwill impairment, pre-tax income taxed at rates lower than the U.S. Statutory rate, recording a valuation allowance on deferred tax assets that are believed to be not more likely than not to be realized, income in jurisdictions with no tax expense due to offsetting valuation allowance release, partially offset by pre-tax losses with no tax benefits and a tax benefit recorded related to special economic zone tax incentive.

The income tax expense for the year ended December 31, 2013 differs from the U.S. statutory rate due primarily to goodwill impairment with no tax benefit and pre-tax losses with no tax benefit, partially offset by pre-tax income taxed at rates lower than the U.S. Statutory rate, income in jurisdictions with no tax expense due to offsetting valuation allowance release, release of uncertain tax positions due to audit settlements, valuation allowance release, and a tax benefit recorded related to special economic zone tax incentive.

Gain (loss) from discontinued operation net of tax: During the year ended December 31, 2013, we recognized a $52 million loss which is included in “Gain (loss) from discontinued operations, net of tax” within the consolidated statement of operations related to the divestiture of three separate businesses.

SEGMENT RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

2015 Sales Analysis:

Sales by Region:
	Powertrain	%	Motorparts	%
	(Millions of Dollars)
North America	$1,562	35%	$1,815	56%
EMEA	2,059	46%	1,195	37%
ROW	829	19%	243	7%
	$4,450	100%	$3,253	100%

Volume Increase (Decrease) by Region:
	Excluding Acquisitions				Including Acquisitions
	Powertrain	%	Motorparts	%	Powertrain	%	Motorparts	%
	(Millions of Dollars)				(Millions of Dollars)
North America	$13	0.3%	$30	0.9%	$145	3.3%	$71	2.2%
EMEA	36	0.8%	(18)	(0.6)%	279	6.3%	152	4.7%
ROW	4	0.1%	21	0.7%	46	1.0%	50	1.5%
	$53	1.2%	$33	1.0%	$470	10.6%	$273	8.4%

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
2014 Sales	$4,430	$3,192	$(305)	$7,317
External sales volumes	53	33	—	86
Inter-segment sales volumes	(15)	(6)	21	—
Acquisitions	417	240		657
Other	(28)	29	—	1
Foreign currency	(407)	(235)	—	(642)
2015 Sales	$4,450	$3,253	$(284)	$7,419

Other: Primarily represents commercial actions and pricing.

2015 Cost of Products Sold Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
2014 Cost of Products Sold	$(3,897)	$(2,668)	$305	$(6,260)
Sales volumes / mix	(407)	(217)	(21)	(645)
Performance	41	(10)	—	31
Foreign currency	350	179	—	529
2015 Cost of Products Sold	$(3,913)	$(2,716)	$284	$(6,345)

Sales Volumes: The increase is primarily due to the increase in sales attributable to acquisitions.

Performance: Represents cost savings from various initiatives in excess of the costs to implement initiatives which are primarily focused on obtaining cost efficiencies, and/or are considered to be strategic in nature. Performance also includes the benefit of favorable material and service sourcing. The Motorparts segment includes costs related to the realignment of our North American distribution network.

2015 Gross Profit Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
2014 Gross Profit	$533	$524	$—	$1,057
Sales volumes/mix	48	50	—	98
Performance and other	13	19	—	32
Foreign currency	(57)	(56)	—	(113)
2015 Gross Profit	$537	$537	$—	$1,074

2015 Operational EBITDA Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
2014 Operational EBITDA(a)	$431	$199	$—	$630
Sales volumes / mix	50	32	—	82
Performance and other	(6)	12	—	6
Equity earnings in nonconsolidated affiliates	12	(1)	—	11
Increase in other costs	(1)	—	—	(1)
Foreign currency	(58)	(26)	—	(84)
2015 Operational EBITDA (a)	$428	$216	$—	$644

(a) Refer to “Non-GAAP Measures” in the Critical Accounting Estimates section above.

Sales volume / mix: Sales volume and mix included in Operational EBITDA includes the effects of increased selling, general, and administrative expenses attributable to acquisitions, net of adjustments to earnings that are included in Operational EBITDA.

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

2014 Sales Analysis:

Sales by Region:
	Powertrain	%	Motorparts	%
	(Millions of Dollars)
North America	$1,478	34%	$1,745	55%
EMEA	2,139	48%	1,238	39%
ROW	813	18%	209	6%
	$4,430	100%	$3,192	100%

Volume Increase (Decrease) by Region:
	Excluding Acquisitions				Including Acquisitions
	Powertrain	%	Motorparts	%	Powertrain	%	Motorparts	%
	(Millions of Dollars)				(Millions of Dollars)
North America	$125	3.0%	$(34)	(1.2)%	$125	3.0%	$93	3.2%
EMEA	106	2.5%	(30)	(1.0)%	124	3.0%	154	5.2%
ROW	81	1.9%	8	0.3%	81	1.9%	35	1.2%
	$312	7.4%	$(56)	(1.9)%	$330	7.9%	$282	9.6%

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
2013 Sales	$4,173	$2,935	$(322)	$6,786
External sales volumes	312	(56)	—	256
Inter-segment sales volumes	(17)	—	17	—
Acquisitions	18	338		356
Other	(29)	(1)	—	(30)
Foreign currency	(27)	(24)	—	(51)
2014 Sales	$4,430	$3,192	$(305)	$7,317
Other: Primarily represents product pricing adjustments.
2014 Cost of Products Sold Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
2013 Cost of Products Sold	$(3,656)	$(2,432)	$322	$(5,766)
Sales volumes / mix	(252)	(253)	—	(505)
Inter-segment sales volumes	17	—	(17)	—
Performance	(28)	(4)	—	(32)
Foreign currency	22	21	—	43
2014 Cost of Products Sold	$(3,897)	$(2,668)	$305	$(6,260)

Sales Volumes: The increase is primarily due to the increase in sales attributable to higher demand and organic growth in all regions within our Powertrain division and an increase in sales attributable to acquisitions within our Motorparts division.

Performance: Represents costs to implement various initiatives which are primarily focused on obtaining cost efficiencies, and/or are considered to be strategic in nature. This also includes increases in depreciation offset by favorable materials and service sourcing. Motorparts also incurred costs related to integrating recent acquisitions.

2014 Gross Profit Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
2013 Gross Profit	$517	$503	$—	$1,020
Sales volumes / mix	78	29	—	107
Performance and other	(57)	(5)	—	(62)
Foreign currency	(5)	(3)	—	(8)
2014 Gross Profit	$533	$524	$—	$1,057

2014 Operational EBITDA Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(Millions of Dollars)
2013 Operational EBITDA(a)	$381	$217	$—	$598
External sales volumes / mix	82	12	—	94
Performance and other	(38)	(16)	—	(54)
Equity earnings of non-consolidated affiliates	10	2	—	12
Increase / (Decrease) in other costs	(1)	(9)	—	(10)
Foreign currency	(3)	(7)	—	(10)
2014 Operational EBITDA(a)	$431	$199	$—	$630

(a) Refer to “Non-GAAP Measures” in the Critical Accounting Estimates section above.

Sales volume / mix: Sales volume and mix included in Operational EBITDA includes the effects of increased selling, general, and administrative expenses attributable to acquisitions, net of adjustments to earnings that are included in Operational EBITDA.

Reconciliation of Operational EBITDA to Net Income (loss):

	2015	2014
	(Millions of Dollars)
Total Operational EBITDA	$644	$630

Items required to reconcile Operational EBITDA to EBITDA:
Restructuring charges and asset impairments (a)	(121)	(110)
Goodwill and intangible impairment expense, net	(94)	(120)
Loss on debt extinguishment	—	(24)
Loss on sale of equity method investment	(11)	—
Financing charges	(9)	(6)
Discontinued operations	7	—
Acquisition related costs	(6)	(16)
Segmentation costs	(4)	(10)
Other (b)	(1)	5
EBITDA	405	349

Items required to reconcile EBITDA to net income (loss):
Depreciation and amortization	(341)	(334)
Interest expense, net	(138)	(120)
Income tax (expense) benefit	(30)	(56)
Net income (loss)	$(104)	$(161)

Footnotes:	2015	2014
(a) Restructuring charges and asset impairments, net:	(Millions of Dollars)
Restructuring charges related to severance and other charges, net	(89)	$(86)
Asset impairments, including impairments related to restructuring activities	(32)	(24)
Total Restructuring charges	(121)	(110)

(b) Other reconciling items:
Headquarters relocation costs	—	(6)
Non-service cost components associated with U.S. based funded pension plans	1	6
Stock appreciation rights	1	4
Other	(3)	1
	$(1)	$5

Liquidity and Capital Resources

Operating Activities
As summarized in the table below, net cash provided from (used by) operating activities for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31
	2015	2014	2013
	(Millions of Dollars)
Operational cash flow before changes in operating assets and liabilities	$264	$296	$318

Changes in operating assets and liabilities:
Accounts receivable, net	(10)	(47)	1
Inventories, net	(172)	(84)	(21)
Accounts payable	18	72	79
Other assets and liabilities	(62)	41	41
Total change in operating assets and liabilities	(226)	(18)	100

Net Cash Provided From (Used by) Operating Activities	$38	$278	$418

The decrease in cash provided by operations for 2015 compared to 2014 was primarily the result of: a $164 million increase in working capital requirements during 2015 as compared to a $59 million increase in the prior year (the increase was primarily driven by higher inventory levels required to support the realignment of the aftermarket distribution footprint); higher cash interest payments of $22 million; lower cash dividends from non-consolidated affiliates of $14 million; and a net increase in payments related to other operating expenses offset by the slight benefit of higher margins and performance improvements.

The decrease in cash provided by operations for 2014 compared to 2013 was primarily the result of: a $59 million increase in working capital requirements during 2014 as compared to a $59 million decrease in the prior year (the increase was required to support higher sales volumes); higher cash interest payments of $34 million; lower cash dividends from non-consolidated affiliates of $8 million; a the slight benefit of higher margins; and a net decrease in payments related to other operating expenses.

Investing Activities
As summarized in the table below, net cash provided from (used by) investing activities for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31
	2015	2014	2013
	(Millions of Dollars)
Expenditures for property, plant and equipment	(440)	(418)	(380)
Payments to acquire businesses, net of cash acquired	(360)	(321)	—
Net proceeds associated with business dispositions	—	—	26
Net proceeds from sale of equity method investment	15	—	—
Net proceeds from sales of property, plant and equipment	12	4	3
Capital investment in nonconsolidated affiliate	(14)	—	(4)
Net cash provided from (used by) investing activities	(787)	(735)	(355)

Capital expenditures were $440 million, $418 million and $380 million for the years ended December 31, 2015, 2014 and 2013, respectively. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing, distribution and cost reduction efforts. We expect to spend between $390 million and $440 million on capital expenditures during 2016, depending on timing of expenditures, as we continue to invest in our strategic priorities and growth.

During 2015, we acquired TRW’s valvetrain business for $374 million. During 2014, we also made total payments of $321 million to acquire businesses, which included: $15 million to acquire the DZV bearings business, including assumed debt of $10 million; $140 million to acquire the Affinia chassis business, exclusive of $9 million of contingent consideration classified within financing activities; $156 million to acquire the Honeywell brake component business; and $10 million related to other acquisitions.

During 2013, we received net proceeds of $26 million from divesting our sintered components operations located in France, our connecting rod manufacturing facility located in Canada, our camshaft foundry located in the United Kingdom, and our fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States.

Financing Activities
Cash flow provided from (used by) financing activities for the years ended December 31, 2015, 2014, and 2013:

	Years Ended December 31
	2015	2014	2013
	(Millions of Dollars)
Proceeds from term loans, net of original issue discount	—	2,589	—
Proceeds from draws on revolving line of credit	663	—	—
Payment on revolving line of credit	(306)	—	—
Principal payments on term loans	(28)	(2,544)	(275)
Debt issuance costs	—	(12)	(4)
Contingent consideration to acquire business	—	(9)	—
Proceeds from equity rights offering, net of related fees	250	—	500
Increase in other long-term debt	51	12	2
Increase (decrease) in short-term debt	(3)	—	23
Net proceeds (remittances) on servicing of factoring arrangements	—	(1)	(4)
Net cash provided from (used by) financing activities	627	35	242

During 2015, net borrowings under the revolving line of credit increased by $357 million. The revolver was used to fund the acquisition of TRW’s valvetrain business. We also issued 19 million shares of common stock for $250 million during 2015.

On April 15, 2014, we entered into a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Term Facilities”). Immediately following the closing of the New Term Facilities, we contributed all of the net proceeds from the New Facilities and repaid our existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities.

During 2013, we completed a $500 million common stock rights offering and made a $250 million prepayment on our tranche B term loan.

Liquidity
The following table summarizes our available liquidity:

	Years Ended December 31
	2015	2014	2013
	(Millions of Dollars)
Cash and cash equivalents	$194	$332	$761
Available under credit facilities	$170	$516	$550

Our ability to maintain liquidity adequate to fund our needs depends generally on the results of our operations, spending on capital and restructuring initiatives, and the availability of financing. We believe that cash on hand, cash flow from operations, available borrowings under our revolving credit facility and ability to secure additional borrowings will be sufficient to fund capital expenditures and meet our operating obligations through the end of 2016. In the longer term, we believe that our base operating potential, supplemented by the benefits from our announced restructuring programs, will provide adequate long-term cash flows. However, there can be no assurance that such initiatives are achievable in this regard.

Off Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments
We have the following contractual obligations and commercial commitments outstanding at December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
	(Millions of Dollars)
Debt obligations	$138	$28	$1,037	$19	$19	$1,829	$3,070
Interest payments	137	130	130	94	94	95	680
Letters of credit	40	—	—	—	—	—	40
Pension and other postemployment benefit plans	96	92	78	74	75	295	710
Operating leases	50	42	32	26	25	68	243
Total	$461	$292	$1,277	$213	$213	$2,287	$4,743

Accounts Receivable Factoring
We have subsidiaries in Brazil, France, Germany, Italy and the United States which are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	As of December 31
	2015	2014
	(Millions of Dollars)
Gross accounts receivable factored	$408	$306
Gross accounts receivable factored, qualifying as sales	401	293
Undrawn cash on factored accounts receivable	1	2

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of accounts receivable are as follows:

	Year Ended December 31
	2015	2014	2013
	(Millions of Dollars)
Proceeds from factoring qualifying as sales	$1,550	$1,679	$1,482
Losses on sales of account receivables	(9)	(6)	(7)

Accounts receivables factored but not qualifying as a sale were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including the current portion of long-term debt.”

The financing charges on sales of accounts receivable are recorded in the consolidated statements of operations within other income/(expense), net. Where we receive a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.

Certain of the facilities contain terms that require us to share in the credit risk of the sold receivables. The maximum exposures to us associated with these certain facilities’ terms were $11 million and $17 million as of December 31, 2015 and 2014.

Subsequent Events

On January 1, 2016, we completed the sale of one of our subsidiaries in France.

In February 2016, we increased our borrowing capacity under our revolving line of credit by $50 million up to $600 million.

On February 3, 2016, IEP acquired a majority of the outstanding shares of Pep Boys - Manny, Moe & Jack ("Pep Boys"), a leading aftermarket provider of automotive service, tires, parts and accessories across the United States and Puerto Rico. On February 4, 2016, IEP completed the acquisition of the remaining outstanding shares of Pep Boys. Motorparts sales to Pep Boys in 2015 were approximately $5 million.

On February 29, 2016, the Company announced its receipt of a proposal from its majority shareholder, IEP to purchase the shares of Federal-Mogul common stock not owned by IEP in a merger transaction.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain global market risks, including foreign currency exchange risk, commodity price risk, and interest rate risk associated with our debt.

Direct responsibility for the execution of our market risk management strategies resides with our Treasurer’s Office and is governed by written policies and procedures. In accordance with our corporate risk management policies, we use derivative instruments, when available, such as forward contracts and options that economically hedge certain exposures (foreign currency and commodity). We do not enter into derivative transactions for speculative or trading purposes. A discussion of our accounting policies for derivative instruments is included in Note 2 of the Notes to the Consolidated Financial Statements.

Currency Exchange Rate Risk - We have currency exposures related to buying, selling, and financing in currencies other than the local currencies in which we operate. At December 31, 2015, our most significant foreign currency exposures were Brazilian real, British pound, Chinese yuan renminbi, euro, Indian rupee, and Mexican peso. Historically, we have reduced our exposure through financial instruments (hedges) that provide offsets or limits to our exposures, which are opposite to the underlying transactions. We did not hold any foreign currency price hedge contracts at December 31, 2015 and December 31, 2014.

We are exposed to foreign currency risk due to the translation and remeasurement of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial condition.

The following table summarizes the amounts of foreign currency translation and transaction losses (dollars in millions):

	Years Ended December 31,
	2015	2014
Translation losses recorded in Accumulated other comprehensive income	$237	$248
Transaction losses recorded in earnings	3	7

Commodity Price Risk - Commodity swaps/average rate forward contracts are executed to offset a portion of our exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The net fair value of our contracts was a liability of approximately $3 million and approximately $1 million at December 31, 2015 and 2014. At December 31, 2015, we performed a sensitivity analysis to assess the effects of a 10% adverse change in commodity prices. Based upon the analysis performed, such changes would not be expected to materially affect our consolidated financial position, results of operations or cash flows.

Interest Rate Risk - Our exposure to market risk associated with changes in interest rates relate primarily to our debt obligations. At December 31, 2015 and 2014, we had approximately $3.1 billion and $2.7 billion of debt which primarily bear variable interest rates. At December 31, 2015 and 2014, we did not have any interest rate swap positions to manage interest rate exposures. Our term loans which represent approximately $2.6 billion of our debt at December 31, 2015, is not sensitive to changes in market interest rate because the market rate is substantially below the interest rate floor within our credit agreement. Therefore, an adverse market change in interest rates of 10% would have no effect on cash flows. Our revolving line of credit also has variable market interest rates and the effect on cash flow from a 10% adverse change in market rates would be de minimis.
Our remaining debt consists of foreign debt with primarily variable interest rates. An adverse market change in interest rates of 10% would not materially affect our consolidated financial position, results of operations or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Federal-Mogul Holdings Corporation
We have audited the internal control over financial reporting of Federal-Mogul Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in the operating effectiveness of information technology general controls. More specifically, the Company was not consistently following its processes and procedures during 2015 to execute and monitor change management controls or to restrict or monitor access to certain of its Information Technology (“IT”) systems. These processes and procedures are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and that all changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. Additionally, as a result of the deficiencies identified, there is a possibility that the effectiveness of business process controls that are dependent on the affected IT systems or data and financial reports generated from the affected IT systems may be adversely affected.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated February 29, 2016 which expressed an unqualified opinion on those financial statements.
We do not express an opinion or any other form of assurance on management’s statement referring to their remediation plan and the related benefits of implementing new controls.

/s/ GRANT THORNTON LLP
Southfield, Michigan
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Federal-Mogul Holdings Corporation
We have audited the accompanying consolidated balance sheets of Federal-Mogul Holdings Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Federal-Mogul Holdings Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 16 to the consolidated financial statements, the Company adopted new accounting guidance in 2015, related to the presentation of deferred income taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an adverse opinion.

/s/ GRANT THORNTON LLP
Southfield, Michigan
February 29, 2016

FEDERAL-MOGUL HOLDINGS CORPORATION
Consolidated Statements of Operations
(In millions, except per share amounts)

	Year Ended December 31
	2015	2014	2013

Net sales	$7,419	$7,317	$6,786
Cost of products sold	(6,345)	(6,260)	(5,766)

Gross profit	1,074	1,057	1,020

Selling, general and administrative expenses	(794)	(776)	(719)
Goodwill and intangible impairment expense, net (Note 11)	(94)	(120)	—
Restructuring charges and asset impairments, net (Note3)	(121)	(110)	(29)
Amortization expense	(59)	(49)	(47)
Other income (expense), net (Note 4)	(5)	(11)	(3)
Operating income (loss)	1	(9)	222

Interest expense, net	(138)	(120)	(99)
Loss on debt extinguishment	—	(24)	—
Equity earnings of nonconsolidated affiliates, net of tax (Note 12)	56	48	34
Income (loss) from continuing operations before income taxes	(81)	(105)	157
Income tax (expense) benefit (Note 16)	(30)	(56)	(56)

Income (loss) from continuing operations	(111)	(161)	101
Gain (loss) from discontinued operations, net of tax	7	—	(52)
Net income (loss)	(104)	(161)	49

Less net income attributable to noncontrolling interests	(6)	(7)	(8)
Net income (loss) attributable to Federal-Mogul	$(110)	$(168)	$41

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$(117)	$(168)	$93
Gain (loss) from discontinued operations, net of tax	7	—	(52)
Net income (loss)	$(110)	$(168)	$41

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income (loss) from continuing operations	$(0.71)	$(1.12)	$0.75
Gain (loss) from discontinued operations, net of tax	0.04	—	(0.42)
Net income (loss)	$(0.67)	$(1.12)	$0.33
See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In millions)

	Year Ended December 31
	2015	2014	2013
Net income (loss)	$(104)	$(161)	$49
Other comprehensive income (loss), net of tax (Note 18)
Foreign currency translation adjustments	(237)	(248)	(11)
Cash flow hedging income (loss), net	—	(1)	8
Postemployment benefits	56	(282)	223
Other comprehensive loss, net of tax	(181)	(531)	220
Comprehensive income (loss)	(285)	(692)	269
Comprehensive income (loss) attributable to noncontrolling interests	1	(8)	4
Comprehensive income (loss) attributable to Federal-Mogul	$(286)	$(684)	$265
See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Consolidated Balance Sheets
(In millions, except per share amounts)

	December 31
	2015	2014
ASSETS
Current assets:
Cash and equivalents	$194	$332
Accounts receivable, net	1,374	1,419
Inventories, net (Note 9)	1,342	1,215
Prepaid expenses and other current assets	188	225
Total current assets	3,098	3,191

Property, plant and equipment, net (Note 10)	2,353	2,160
Goodwill and other indefinite-lived intangible assets (Note 11)	903	928
Definite-lived intangible assets, net (Note 11)	404	354
Investments in nonconsolidated affiliates (Note 12)	296	269
Other noncurrent assets	184	165
TOTAL ASSETS	$7,238	$7,067

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt (Note 14)	$138	$127
Accounts payable	901	926
Accrued liabilities (Note 13)	582	546
Current portion of pensions and other postemployment benefits liability (Note 15)	40	46
Other current liabilities	159	186
Total current liabilities	1,820	1,831
Long-term debt (Note 14)	2,924	2,563
Pensions and other postemployment benefits liability (Note 15)	1,123	1,282
Long-term portion of deferred income taxes (Note 16)	367	389
Other accrued liabilities	102	93
Shareholders’ equity:
Preferred stock ($0.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($0.01 par value; 450,100,000 authorized shares; 170,636,151 issued shares and 169,040,651 outstanding shares as of December 31, 2015; 151,624,744 issued shares and 150,029,244 outstanding shares as of December 31, 2014)	2	2
Additional paid-in capital, including warrants	2,899	2,649
Accumulated deficit	(796)	(686)
Accumulated other comprehensive loss (Note 18)	(1,318)	(1,142)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	770	806
Noncontrolling interests	132	103
Total shareholders’ equity	902	909
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,238	$7,067
See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Consolidated Statements of Cash Flows
(In millions)

	Year Ended December 31
	2015	2014	2013
Cash Provided From (Used By) Operating Activities
Net income (loss)	$(104)	$(161)	$49
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	341	334	296
Goodwill and intangible impairment expense, net	94	120	—
Restructuring charges and asset impairments	121	110	48
Payments against restructuring liabilities	(58)	(53)	(28)
Change in pension and postretirement benefits, excluding curtailment gains	(68)	(75)	(72)
Equity earnings of nonconsolidated affiliates	(56)	(48)	(34)
Cash dividends received from non-consolidated affiliates	11	25	33
Loss on sale of equity method investment	11	—	—
Loss on debt extinguishment	—	24	—
OPEB curtailment gain	—	—	(19)
Deferred tax expense (benefit)	(17)	20	(2)
Gain from discontinued operations	(7)	—	—
Gain from sales of property, plant and equipment	(4)	—	—
Net loss from business dispositions	—	—	47
Changes in operating assets and liabilities:
Accounts receivable, net	(10)	(47)	1
Inventories, net	(172)	(84)	(21)
Accounts payable	18	72	79
Other assets and liabilities	(62)	41	41
Net cash provided from (used by) operating activities	38	278	418
Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(440)	(418)	(380)
Payments to acquire businesses, net of cash acquired	(360)	(321)	—
Net proceeds associated with business dispositions	—	—	26
Net proceeds from sale of equity method investment	15	—	—
Net proceeds from sales of property, plant and equipment	12	4	3
Capital investment in nonconsolidated affiliate	(14)	—	(4)
Net cash provided from (used by) investing activities	(787)	(735)	(355)
Cash Provided From (Used By) Financing Activities
Proceeds from term loans, net of original issue discount	—	2,589	—
Proceeds from draws on revolving lines of credit	663	—	—
Payments on revolving lines of credit	(306)	—	—
Principal payments on term loans	(28)	(2,544)	(275)
Debt issuance costs	—	(12)	(4)
Increase in other long-term debt	51	12	2
Increase (decrease) in short-term debt	(3)	—	23
Contingent consideration to acquire business	—	(9)	—
Proceeds from equity rights offering, net of related fees	250	—	500
Net proceeds (remittances) on servicing of factoring arrangements	—	(1)	(4)
Net cash provided from (used by) financing activities	627	35	242

Effect of foreign currency exchange rate fluctuations on cash	(4)	(7)	(11)

Increase (decrease) in cash and equivalents	$(126)	$(429)	$294

Cash and equivalents at beginning of year	332	761	467
Increase (decrease) in cash and equivalents	(126)	(429)	294
Less: Cash and equivalents held for sale at December 31, 2015	(12)	—	—
Cash and equivalents at end of year	$194	$332	$761

Supplementary Disclosures:
Non-cash financing and investing activities:
Accrued property and equipment additions	$61	$60	$56
Other cash flow information:
Cash paid for interest	$133	$111	$77
Cash paid for income taxes, net of refunds of $11 million in 2015, $7 million in 2014, and $17 million in 2013	$44	$42	$38
See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Consolidated Statements of Shareholders’ Equity
(In millions)

	Common Stockholders'
	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Noncontrolling Interests	Total

Balance at December 31, 2012	$1	$2,150	$(559)	$(850)	$(17)	$107	$832
Net income (loss)	—	—	41	—	—	8	49
Other comprehensive loss, net of tax	—	—	—	224	—	(4)	220
Equity rights offering	1	499	—	—	—		500
Balance at December 31, 2013	2	2,649	(518)	(626)	(17)	111	1,601
Net income (loss)	—	—	(168)	—	—	7	(161)
Other comprehensive loss, net of tax	—	—	—	(516)	—	(15)	(531)
Balance at December 31, 2014	2	2,649	(686)	(1,142)	(17)	103	909
Acquisitions						28	28
Net income (loss)	—	—	(110)	—	—	6	(104)
Other comprehensive loss, net of tax	—	—	—	(176)	—	(5)	(181)
Equity rights offering	—	250	—	—	—	—	250
Balance at December 31, 2015	$2	$2,899	$(796)	$(1,318)	$(17)	$132	$902
See accompanying notes to consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In millions, except per share amounts)

1.     DESCRIPTION OF BUSINESS

Federal-Mogul Holdings Corporation was incorporated as a Delaware Corporation in 2014. The Company is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively, “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket.

Holding Company Reorganization: On April 15, 2014, Federal-Mogul Corporation completed a holding company reorganization (the “Reorganization”). As a result of the Reorganization, the outstanding shares of Federal-Mogul Corporation common stock were automatically converted on a one-for-one basis into shares of Federal-Mogul Holdings Corporation common stock, and all of the stockholders of Federal-Mogul Corporation immediately prior to the Reorganization automatically became stockholders of Federal-Mogul Holdings Corporation. The rights of stockholders of Federal-Mogul Holdings Corporation are generally governed by Delaware law and Federal-Mogul Holdings Corporation’s certificate of incorporation and bylaws, which are the same in all material respects as those of Federal-Mogul Corporation immediately prior to the Reorganization. In addition, the board of directors of Federal-Mogul Holdings Corporation and its Audit Committee and Compensation Committee are composed of the same members as the board of directors, Audit Committee, and Compensation Committee of Federal-Mogul Corporation prior to the Reorganization.

References herein to the “Company,” “Federal-Mogul,” “we,” “us,” “our” refer to Federal-Mogul Corporation for the period prior to the effective time of the Reorganization on April 15, 2014 and to Federal-Mogul Holdings Corporation for the period after the effective time of the Reorganization.

Controlling Ownership: As of December 31, 2015 Mr. Carl C. Icahn indirectly controls approximately 81.99% of the voting power of the Company’s capital stock and, by virtue of such stock ownership, is able to control or exert substantial influence over the Company, including the election of directors, business strategy and policies, mergers or other business combinations, acquisition or disposition of assets, future issuances of common stock or other securities, incurrence of debt or obtaining other sources of financing, and the payment of dividends on the Company’s common stock. The existence of a controlling stockholder may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire a majority of the Company’s outstanding common stock, which may adversely affect the market price of the stock.

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

Spinoff: On January 15, 2016, the Company announced it terminated the previously announced spin-off of its Motorparts division. The Company will continue to operate with two separate, independent businesses with separate CEOs who will each report directly the Company's board of directors. The separate businesses more effectively serve their unique markets and allow each operating business to pursue its business strategy and more quickly react to its respective market conditions.

Deconsolidations: In 2012, the Company began exiting substantially all its activities in Venezuela with only residual cash and de minimis administrative costs remaining in 2014. In the fourth quarter of 2014, the Company concluded that the inability to freely exchange currency between the Venezuelan bolivar currency and the U.S. dollar coupled with the significant government regulations and restrictions then in place severely limited its ability to manage and control its Venezuelan operations. As a result, the Company's Venezuelan subsidiary was deconsolidated as of December 31, 2014. The effect of the deconsolidation was a $2 million dollar charge included in the results of operations for the year ended December 31, 2014. In 2015, the Company had no operations in Venezuela.

2 .    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Summary of Significant Accounting Policies
Principles of Consolidation: The Company consolidates into its financial statements the accounts of the Company, all wholly-owned subsidiaries, and any partially-owned subsidiary that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. See Note 12, Investment in Nonconsolidated Affiliates, for discussion regarding the Company's subsidiaries that are subject to regulatory control.

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

Reclassifications: Certain reclassifications from the prior year presentation have been made to conform to the current year presentation.

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

Concentrations of Credit Risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable, cash investments and derivative instruments. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. No individual customer accounted for more than 10% of the Company’s net sales during 2015 and one customer accounts for approximately 11.2% of the Company’s net accounts receivable balance as of December 31, 2015. The Company requires placement of cash in financial institutions evaluated as highly creditworthy. See Note 7 for further discussion related to derivatives.

Divestitures: In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses determined by management not to have a sustainable competitive advantage are considered non-core and may be considered for divestiture or other exit activities. During the year ended December 31, 2013, the Company divested its sintered components operations located in France, its connecting rod manufacturing facility located in Canada, its camshaft foundry located in the United Kingdom and its fuel pump business, which included an aftermarket business component and a manufacturing and research and development facility located in the United States. These divestitures have been presented as discontinued operations in the consolidated statements of operations. See Note 6, Held for Sale and Discontinued Operations, for further details.

Trade Accounts Receivable and Allowance for Doubtful Accounts: Trade accounts receivable is stated at net realizable value, which approximates fair value. The Company does not generally require collateral for its trade accounts receivable. Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. This estimated allowance is based primarily on management’s evaluation of specific balances as the balances become past due, the financial condition of its customers, and the Company’s historical experience of write-offs. The Company’s general policy for uncollectible accounts, if not reserved through specific examination procedures, is to reserve based upon the aging categories of accounts receivable and whether amounts are due from an original equipment manufacturer or servicer (“OE”) or aftermarket customer. Past due status is based upon the invoice date of the original amounts outstanding. Included in selling, general, and administrative (“SG&A”) expenses are bad debt expenses of $13 million, $5 million and $3 million for the years ended December 31, 2015, 2014 and 2013. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was $27 million and $18 million as of December 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Factoring of Accounts Receivable: The Company has subsidiaries in Brazil, France, Germany, Italy and the United States which are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	As of December 31
	2015	2014
Gross accounts receivable factored	$408	$306
Gross accounts receivable factored, qualifying as sales	401	293
Undrawn cash on factored accounts receivable	1	2

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of accounts receivable are as follows:

	Year Ended December 31
	2015	2014	2013
Proceeds from factoring qualifying as sales	$1,550	$1,679	$1,482
Financing charges	(9)	(6)	(7)

Accounts receivables factored but not qualifying as a sale, as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 860, Transfers and Servicing, were pledged as collateral and accounted for as secured borrowings and recorded in the consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including the current portion of long-term debt.”

The financing charges totaled $9 million as of December 31, 2015 and are recorded in the consolidated statements of operations within “Other income (expense), net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the sold receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $11 million and $17 million as of December 31, 2015 and 2014.

Inventories: The Company values inventory at the lower of cost or market, with cost determined on a first-in, first-out (“FIFO”) basis. Cost of inventory includes direct materials, labor, and applicable manufacturing overhead costs. The value of inventories are reduced for excess and obsolescence based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Long-Lived Assets: Long-lived assets such as property, plant and equipment are recorded at fair value established at acquisition or cost unless the expected future use of the assets indicate a lower value is appropriate. Definite-lived intangible assets have been stated at fair value established at acquisition or at cost. Long-lived assets are periodically reviewed for impairment indicators. If impairment indicators exist, the Company performs the required analysis and records an impairment charge, if required, in accordance with the subsequent measurement provisions of ASC 360, Property, Plant & Equipment. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Depreciation and amortization is computed principally by the straight-line method for financial reporting purposes.

Goodwill: Goodwill is determined as the excess of fair value over amounts attributable to specific tangible and intangible assets, including developed technology and customer relationships. Goodwill is reviewed for impairment annually as of October 1, or more frequently if impairment indicators exist, in accordance with the subsequent measurement provisions of ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair values of the Company’s reporting units to their related carrying values. If a reporting unit’s carrying value exceeds its fair value, the Company must then calculate the reporting unit’s implied fair value of goodwill and impairment charges are recorded for any excess of the goodwill carrying value over the implied fair value of goodwill. The reporting units’ fair values are based upon consideration of various valuation methodologies, including projected future cash flows discounted at rates commensurate with the risks involved, guideline transaction multiples, and multiples of current and future earnings.

Trademarks and Brand Names: Trademarks and brand names are stated at fair value established at acquisition or cost. These indefinite-lived intangible assets are reviewed for impairment annually as of October 1, or more frequently if impairment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

indicators exist, in accordance with the subsequent measurement provisions of ASC Topic 350, Intangibles – Goodwill and Other. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. These fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.

Pension and Other Postretirement Obligations: The cost of benefits provided by defined benefit pension and postretirement plans is recorded in the period employees provide service. Future pension expense for certain significant funded benefit plans is calculated using an expected return on plan asset methodology. The market-related value of plan assets is fair value. Actuarial gains and losses are accumulated and amortized into net income once they exceed a corridor, which is 10% of the projected benefit obligation, over the expected future working lifetime or life expectancy of the plan participants.

The discount rate assumption is established at the measurement date. In the U.S., the Company uses a cash flow matching approach that uses projected cash flows matched to spot rates along a high quality corporate yield curve to determine the present value of cash flows to calculate a single equivalent discount rate. The benefit obligation for pension plans in Belgium, France, and Germany represents 91% of the non-U.S. pension benefit obligation at December 31, 2015. The discount rates for plans in Belgium, France, and Germany are determined using a cash flow matching approach similar to the U.S. approach.

Investments with registered investment companies, common and preferred stocks, and certain government debt securities are valued at the closing price reported on the active market on which the securities are traded.

Corporate debt securities are valued by third-party pricing sources using the multi-dimensional relational model using instruments with similar characteristics.

Hedge funds and the collective trust are valued at net asset value (NAV) per share which are provided by the respective investment sponsors or investment advisers.

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

Rebates: The Company accrues for rebates pursuant to specific arrangements with certain customers, primarily in the aftermarket. Rebates generally provide for price reductions based upon the achievement of specified purchase volumes and are recorded as a reduction of sales as earned by such customers.

Sales and Sales Related Taxes: The Company collects and remits taxes assessed by various governmental authorities that are both imposed on and concurrent with revenue-producing transactions with its customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. The collection of these taxes is reported on a net basis (excluded from revenues).

Shipping and Handling Costs: The Company recognizes shipping and handling costs as incurred as a component of "Cost of products sold" in the consolidated statements of operations.

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

Research and Development: The Company expenses research and development (“R&D”) costs as incurred. R&D expense, including product engineering and validation costs, was $189 million, $192 million and $173 million for the years ended December 31, 2015, 2014 and 2013. R&D expense is recorded in the consolidated statements of operations within “Selling, general and administrative expenses.”

Advertising Costs: Advertising and promotion expenses for continuing operations are expensed as incurred and were $48 million, $47 million, and $41 million for the years ended December 31, 2015, 2014 and 2013. Advertising and promotion expenses are recorded in the consolidated statements of operations within “Selling, general and administrative expenses.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Restructuring: Restructuring is comprised of two types of costs: employee costs (principally termination benefits) and facility closure costs. Termination benefits are accounted for in accordance with ASC Topic 712, Compensation – Nonretirement Postemployment Benefits and are recorded when it is probable employees will be entitled to benefits and the amounts can be reasonably estimated. Estimates of termination benefits are based on the frequency of past termination benefits, the similarity of benefits under the current plan and prior plans, and the existence of statutory required minimum benefits. Termination benefits are also accounted for in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (“ASC 420”), for one-time termination benefits and are recorded dependent upon future service requirements. Facility closure and other costs are accounted for in accordance with ASC 420 and are recorded when the liability is incurred.

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

Environmental Liabilities: The Company recognizes environmental liabilities in accordance with ASC Topic 410, Asset Retirement and Environmental Obligations ("ASC 410") when a loss is probable and reasonably estimable. Such liabilities are generally not subject to insurance coverage. Engineering and legal specialists within the Company estimate each environmental obligation based on current law and existing technologies. Such estimates are based primarily upon the estimated cost of investigation and remediation required and the likelihood that other potentially responsible parties will be able to fulfill their commitments at the sites where the Company may be jointly and severally liable with such parties. The Company regularly evaluates and revises its estimates for environmental obligations based on expenditures against established accruals and the availability of additional information.

Asset Retirement Obligations: The Company records asset retirement obligations (“ARO”) in accordance with ASC 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records AROs when liabilities are probable and amounts can be reasonably estimated.

Derivative Financial Instruments: The Company uses interest rate swaps, commodity forward contracts and currency swaps to manage volatility of underlying exposures. The Company recognizes all of its derivative instruments as either assets or liabilities at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated, and is effective, as a hedge and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. Gains and losses related to a hedge are either recognized in income immediately to offset the gain or loss on the hedged item or are deferred and reported as a component of accumulated other comprehensive loss and subsequently recognized in earnings when the hedged item affects earnings. The change in fair value of the ineffective portion of a financial instrument, determined using the hypothetical derivative method, is recognized in earnings immediately. The gain or loss related to financial instruments that are not designated as hedges are recognized immediately in earnings. Cash flows related to hedging activities are included in the operating section of the consolidated statements of cash flows. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. The Company’s objectives for holding derivatives are to minimize risks using the most effective and cost-efficient methods available.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-9, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. This ASU clarifies the principles for recognizing revenue and provides a common revenue standard for U.S. GAAP and International Financial Reporting Standards and will require revenue to be recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The FASB, through the issuance of ASU No. 2015-14, approved a one year delay of the effective date and the new standard is effective for reporting periods beginning after December 15, 2017 and permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company is currently evaluating the potential effects of this pronouncement and the implementation approach to be used.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted.  This ASU amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements: Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU No. 2015-15 is effective upon issuance. Upon adoption of aforementioned guidance the Company will present debt issuance costs as a direct deduction from its debt liability. The Company expects the retroactive adoption of this guidance will decrease debt by approximately $9 million as of December 31, 2015.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in this update simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This update applies to all entities that present a classified statement of financial position. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If the guidance is applied prospectively, disclosure is made in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If the guidance is applied retrospectively, disclosure is made in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and quantitative information about the effects of the accounting change on prior periods. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is allowed for any interim or annual financial statements that have not been issued. The Company has elected early to adopt this ASU for the year ended December 31, 2015 on a prospective basis. The adoption of this ASU did not have a material effect on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The amendments in the ASU are effective prospectively for fiscal years beginning after December 15, 2017, and interim periods therein, with early adoption not permitted. The Company is currently evaluating the potential effects of this pronouncement.

3.    RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS
The Company’s restructuring activities are undertaken as necessary to execute management’s strategy and streamline operations, consolidate and take advantage of available capacity and resources, and ultimately achieve productivity improvements and net cost reductions. Restructuring activities include efforts to integrate and rationalize the Company’s businesses and to relocate manufacturing operations to best cost manufacturing locations.

The Company's restructuring charges consist primarily of employee costs (principally severance and/or termination benefits), facility closure and other costs, curtailment losses (gains) related to reductions of pension and retiree medical benefit obligations as a result of headcount reductions, and asset impairments related to restructuring activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

For the years ended December 31, 2015, 2014, and 2013, restructuring charges and asset impairments include the following:

	Year Ended December 31,
	2015
	Powertrain	Motorparts	Corporate	Total
Severance and other charges, net	$(33)	$(56)	$—	$(89)
Asset impairments related to restructuring activities	(1)	(2)	—	(3)
Total Restructuring charges	(34)	(58)	—	(92)

Other asset impairments	(16)	(1)	—	(17)
Impairment of assets held for sale	(12)	—	—	(12)
Total asset impairment charges	(28)	(1)	—	(29)
Total restructuring charges and asset impairments	$(62)	$(59)	$—	$(121)

	2014
	Powertrain	Motorparts	Corporate	Total
Severance and other charges, net	$(59)	$(26)	$(1)	$(86)
Asset impairments related to restructuring activities	(2)	(1)	—	(3)
Total Restructuring charges	(61)	(27)	(1)	(89)

Other asset impairments	(5)	(11)	—	$(16)
Impairment of nonconsolidated affiliate	—	(5)	—	(5)
Total asset impairment charges	(5)	(16)	—	(21)
Total restructuring charges and asset impairments	$(66)	$(43)	$(1)	$(110)

	2013
	Powertrain	Motorparts	Corporate	Total
Severance and other charges, net	$(17)	$(20)	$(3)	$(40)
Asset impairments related to restructuring activities	(1)	—	—	(1)
OPEB curtailment gain related to restructuring activities	—	19	—	19
Total Restructuring charges	(18)	(1)	(3)	(22)

Other asset impairments	(4)	(2)	(1)	(7)
Total restructuring charges and asset impairments	$(22)	$(3)	$(4)	$(29)

Restructuring
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

Restructuring opportunities include potential plant closures and employee headcount reductions in various countries require consultation with various parties including, but not limited to, unions/works councils, local governments and/or customers. The consultation process can take a significant amount of time and affect the final outcome and timing. The Company's policy is to record a provision for qualifying restructuring costs in accordance with the applicable accounting guidance when the outcome of such consultations becomes probable.

Management expects to finance its restructuring programs through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse effect on its liquidity position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table is a summary of the Company’s consolidated restructuring liabilities and related activity as of and for the years ended December 31, 2015, 2014 and 2013 by reporting segment.

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
Balance at December 31, 2012	$4	$5	$9	$3	$12
Provisions	20	20	40	4	44
Reversals	(3)	—	(3)	(1)	(4)
Payments	(13)	(11)	(24)	(4)	(28)
Balance at December 31, 2013	8	14	22	2	24
Provisions	59	27	86	1	87
Reversals	—	(1)	(1)	—	(1)
Payments	(27)	(24)	(51)	(2)	(53)
Foreign currency	(4)	—	(4)	—	(4)
Balance at December 31, 2014	36	16	52	1	53
Provisions	38	55	93	—	93
Reversals	(4)	—	(4)	—	(4)
Payments	(35)	(22)	(57)	(1)	(58)
Acquisitions	2	—	2	—	2
Foreign currency	(4)	(2)	(6)	—	(6)
Balance at December 31, 2015	$33	$47	$80	$—	$80

The $80 million restructuring liability at December 31, 2015 includes $71 million of current accrued liabilities and $9 million of other accrued liabilities.

The following table provides a summary of the Company’s consolidated restructuring liabilities and related activity for each type of exit cost as of and for the years ended December 31, 2015, 2014 and 2013. As the table indicates, facility closure costs are typically paid within the year of incurrence.

	Employee Costs	Facility Closure and Other Costs	Total
Balance at December 31, 2012	$12	—	12
Provisions	41	3	44
Reversals	(4)	—	(4)
Payments	(25)	(3)	(28)
Balance at December 31, 2013	24	—	24
Provisions	77	10	87
Reversals	(1)	—	(1)
Payments	(45)	(8)	(53)
Foreign Currency	(4)	—	(4)
Balance at December 31, 2014	51	2	53
Provisions	85	8	93
Reversals	(4)	—	(4)
Payments	(49)	(9)	(58)
Acquisitions	2	—	2
Foreign Currency	(6)	—	(6)
Balance at December 31, 2015	$79	$1	$80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. Accordingly, the Company reduced its liability previously recorded in 2015, 2014 and 2013 by $4 million, $1 million, and $4 million.

Restructuring expenses for the year ended December 31, 2015 primarily relate to EMEA locations aimed at reducing production complexities and reducing inefficiencies in indirect and fixed costs structures. We expect to complete these programs in 2017 and incur additional restructuring and other charges of approximately $10 million. For programs previously initiated, we expect to complete these programs in 2018 and incur additional restructuring and other charges of approximately $10 million.

See Note 15, Pensions and Other Postretirement Benefits, for further details related to the 2013 OPEB curtailment gain.

See Note 8, Fair Value Measurements and Financial Instruments, for further details related to property, plant and equipment fair value measurements.

See Note 12, Investment in Nonconsolidated Affiliates, for further details of nonconsolidated affiliates.
See Note 6, Held for Sale and Discontinued Operations, for further details related to the $12 million impairment loss on assets held for sale.

4.    OTHER INCOME (EXPENSE), NET
The specific components of “Other income (expense), net” are as follows:

	Year Ended December 31
	2015	2014	2013
Loss on sale of equity method investment(a)	$(11)	$—	$—
Segmentation costs	(4)	(10)	—
Gain (loss) on sale of assets	4	1	(2)
Foreign currency exchange	(3)	(7)	(10)
Financing charges	(9)	(6)	(7)
Third party royalty income	6	7	8
Unrealized gain on hedge instruments	—	1	—
Adjustment of Chapter 11 accrual	—	—	4
Other	12	3	4
	$(5)	$(11)	$(3)

(a) See Note 12, Investment in Nonconsolidated Affiliates, for further details.

5 .    ACQUISITIONS

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
A valuation of the assets from the Affinia chassis business acquisition resulted in $71 million allocated to tangible net assets, $26 million allocated to goodwill, and $52 million allocated to other intangible assets, primarily customer relationships, based on estimated fair values as of the acquisition date as determined by third party valuation specialists. The valuation of assets was performed utilizing cost, income, and market approaches.

Honeywell Brake Component Acquisition
On July 11, 2014, the Company completed the purchase of certain business assets of the Honeywell brake component business including two recently established manufacturing facilities in China and Romania which substantially strengthens the manufacturing and engineering capabilities of the Company's current global braking portfolio. The business was acquired

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

through a combination of asset and stock purchases for a base purchase price of $168 million and other incurred liabilities of $15 million.

A valuation of the assets from the Honeywell brake component business acquisition was performed utilizing cost, income and market approaches resulting in $183 million allocated to tangible net assets.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date.

Fair Value

Cash, net of assumed debt	$6
Accounts receivable, net	107
Inventory, net	74
Property, plant and equipment, net	178
Accounts payable	(107)
Acquired postretirement benefits	(81)
Other net assets	6
Total identifiable net assets	$183

TRW’s Valvetrain Business Acquisition
Pursuant to the Amended and Restated Share and Asset Purchase Agreement dated January 23, 2015, the Company completed the acquisition of TRW’s valvetrain business. On February 6, 2015, the Company completed the acquisition of TRW’s valvetrain business. The business was acquired through a combination of asset and stock purchases for a purchase price of approximately $309 million. On July 7, 2015, the Company completed the purchase of certain additional business assets of the TRW’s valvetrain business. The business was acquired through stock purchases for a base purchase price of approximately $56 million. The purchase included a $25 million noncontrolling interest related to a 66% stake in a majority owned entity that the Company consolidates in its financial statements. The acquisition was funded primarily from the Company's available revolving line of credit and is subject to certain customary closing and post-closing adjustments. The acquisition of TRW’s valvetrain business adds a completely new product line to the Company's portfolio, strengthens the Company's position as a leading developer and supplier of core components for engines, and enhances the Company's ability to support its customers to improve fuel economy and reduce emissions.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing certain customary post-closing adjustments which could have an effect on the third-party valuations of certain tangible assets; thus, the provisional measurements of net assets are subject to change.

	Estimated Fair Value at Acquisition	Measurement Period Adjustments	Estimated Fair Value as of December 31, 2015
Cash	$14	$—	$14
Accounts receivable, net	31	—	31
Inventory, net	36	—	36
Property, plant and equipment, net	287	(53)	234
Goodwill	58	16	74
Other identified intangible assets	69	38	107
Accounts payable	(21)	(1)	(22)
Accrued liabilities	(36)	(3)	(39)
Acquired postretirement benefits	(45)	(1)	(46)
Other net assets	1	—	1
Total identifiable net assets	$394	$(4)	$390

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In addition to the benefits noted above, goodwill is created from the expected synergies through the integration of the engine components business into the existing Powertrain segment which will allow for improved profitability.

As part of the acquisition, the Company recorded $107 million of definite-lived intangible assets, comprising of $22 million of developed technology and $85 million of customer relationships.

Proforma Results
The following proforma results for the years ended December 31, 2015 and 2014 assume the Affinia chassis business acquisition, the purchase of Honeywell's braking component business and the acquisition of TRW’s valvetrain business occurred as of the beginning of 2014 and is inclusive of provisional purchase price adjustments. The proforma results are not necessarily indicative of the results that actually would have been obtained.

	Year Ended December 31
	2015	2014
	Unaudited

Net sales	$7,463	$8,154

Net loss attributable to Federal-Mogul	$(110)	$(161)

Loss per share attributable to Federal-Mogul - basic and diluted	$(0.67)	$(1.07)

During the year ended December 31, 2015, the Company recorded $4 million in transaction related expenses, primarily legal and other professional fees, associated with the acquisition of TRW’s valvetrain business. During the year ended December 31, 2014, the Company recorded $1 million in transaction related expenses associated with the Affinia chassis business acquisition and $6 million in transaction related expenses associated with the Honeywell brake component acquisition. All of these transaction related expenses are recorded in "Selling, general and administrative expenses" within the consolidated statement of operations.

Other Acquisitions
In January 2014, the Company recorded $6 million of goodwill, $2 million of brand names, and $1 million of customer relationship in connection with its acquisition of the DZV bearings business.

6.    HELD FOR SALE AND DISCONTINUED OPERATIONS
Held-for-Sale Operations
The Company classifies assets and liabilities as held for sale ("disposal group") when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company aggregates the assets and aggregate liabilities of all held-for-sale disposal groups on the balance sheet for the period in which the disposal group is held for sale.
In the fourth quarter 2015, the Company entered into a share agreement to sell 100% of the shares of one of its subsidiaries in the Powertrain segment and classified the assets and liabilities as held for sale. The purchase price for the shares was €1. Prior to December 31, 2015, the Company contributed $12 million in cash to the subsidiary. The sale closed on January 1, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The assets and liabilities that were classified as held for sale as of December 31, 2015 were as follows:

Assets
Cash and cash equivalents	$12
Receivables	1
Inventories	3
Impairment on carrying value	(12)
Total assets held-for-sale	$4

Liabilities
Trade payables	$1
Accrued liabilities	1
Other liabilities	3
Total liabilities held-for-sale	$5

After the effect of amounts included in accumulated other comprehensive income, mainly foreign currency translation adjustments of ($1) million as well as additional liabilities the Company will retain as agreed upon per the Share Purchase Agreement, the Company has recognized an impairment loss of $12 million which has been included "Restructuring charges and asset impairments, net" in the consolidated statements of operations.

Discontinued Operations
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses not core to the Company’s long-term portfolio may be considered for divestiture or other exit activities.

During the year ended December 31, 2015, the Company's Motorparts segment recognized a $7 million adjustment (no income tax effect) which is included in “Gain (loss) from discontinued operations, net of tax” within the consolidated statement of operations.

During September 2013, the Company's Motorparts segment completed the divestiture of its fuel pump business. This disposal resulted in a $7 million net gain (inclusive of a $2 million tax benefit), which is included in “Gain (loss) from discontinued operations, net of tax” during the year ended December 31, 2013. The termination of those employees and the related reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants in the U.S. Welfare Benefit Plan triggered a $19 million OPEB curtailment gain which is included in "Restructuring charges and asset impairments, net" within the consolidated statement of operations during the year ended December 31, 2013.

During June 2013, the Company’s Powertrain Segment completed the divestiture of its connecting rod manufacturing facility located in Canada and its camshaft foundry located in the United Kingdom. This disposal resulted in a $6 million net loss (no income tax effect), which is included in “Gain (loss) from discontinued operations, net of tax” during the year ended December 31, 2013.
During March 2013, the Company’s Powertrain Segment completed the divestiture of its sintered components operations located in France. This disposal resulted in a $48 million net loss (no income tax effect), which is included in “Gain (loss) from discontinued operations, net of tax” during the year ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operating results related to discontinued operations are as follows:

	Year Ended December 31
	2015	2014	2013
Net sales	$—	$—	$119
Cost of products sold	—	—	(119)
Gross profit	—	—	—
Selling, general and administrative expenses	—	—	(6)
Adjustment of assets to fair value	—	—	—
Other income (expense), net	7	—	1
Operating loss (no income tax effect)	7	—	(5)
Loss on sale of discontinued operations (net of tax benefit of $2 million for the year ended December 31, 2013)	—	—	(47)
Loss from discontinued operations, net of tax	$7	$—	$(52)

7.    DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to market risk, such as fluctuations in foreign currency exchange rates, commodity prices and changes in interest rates, which may result in cash flow risks. To manage the volatility relating to these exposures, the Company aggregates the exposures on a consolidated basis to take advantage of natural offsets. For exposures that are not offset within its operations, the Company enters into various derivative transactions pursuant to its risk management policies, which prohibit holding or issuing derivative financial instruments for speculative purposes, and designation of derivative instruments is performed on a transaction basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company assesses the initial and ongoing effectiveness of its hedging relationships in accordance with its documented policy.

Commodity Price Risk
The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with forecasted purchases. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include, copper, tin, high-grade aluminum, aluminum alloy and brass. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future.

Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	December 31
	2015	2014
Combined notional value	$28	$36
Combined notional value designated as hedging instruments	$28	$36
Unrealized net (loss) recorded in “Accumulated other comprehensive loss”	$(2)	$(1)

Foreign Currency Risk
The Company manufactures and sells its products in North America, South America, Asia, Europe and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with the Company's commodity hedging program. In order to obtain critical terms match for commodity exposure, the Company engages the use of foreign exchange contracts. The Company did not hold any foreign currency price hedge contracts at December 31, 2015 or December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Concentrations of Credit Risk
Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2015 and 2014 is not material.

Other
The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. For derivatives designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Unrealized gains and losses associated with ineffective hedges, determined using the hypothetical derivative method, are recognized in “Other income (expense), net.” Derivative gains and losses included in accumulated other comprehensive loss for effective hedges are reclassified into operations upon recognition of the hedged transaction. Derivative gains and losses associated with undesignated hedges are recognized in “Other income (expense), net” for outstanding hedges and “Cost of products sold” or "Other income (expense), net” upon hedge maturity.

The following table discloses the fair values and balance sheet locations of the Company’s derivative instruments, all of which were designated as cash flow hedging instruments:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	December 31, 2015	December 31, 2014	Balance Sheet Location	December 31, 2015	December 31, 2014
Commodity contracts	Other current liabilities	—	1	Other current liabilities	(2)	(2)
Commodity contracts		—	—	Accounts payable	(1)	—
		$—	$1		$(3)	$(2)

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2015, all of which were designated as hedging instruments:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective portion and amount excluded from effectiveness testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$(4)	Cost of products sold	$(4)	Other expense, net	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables disclose the effect of the Company’s derivative instruments on the consolidated statement of operations for the year ended December 31, 2014, all of which were designated as hedging instruments:

Derivatives Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivatives (Ineffective portion and amount excluded from effectiveness testing)	Amount of Gain Recognized in Income on Derivatives (Ineffective portion and amount excluded from effectiveness testing)
Commodity contracts	$—	Cost of products sold	$—	Other income (expense), net	$1
Foreign currency contracts	—	Cost of products sold	(1)		—
	$—		$(1)		$1

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

8.    FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level	1: Observable inputs such as quoted prices in active markets;
Level	2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and
Level	3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The Company estimates the fair value of its derivative contracts using an income approach based on valuation techniques to convert future amounts to a single, discounted amount. Estimates of the fair value of foreign currency and commodity derivative instruments are determined using exchange traded prices and rates.

Items Measured at Fair Value on a Recurring Basis
Assets and liabilities measured and disclosed at fair value on a recurring basis at December 31, 2015 and 2014 are set forth in the table below:

	Asset (Liability)	Level 2
December 31, 2015:
Commodity contracts	$(3)	$(3)

December 31, 2014:
Commodity contracts	$(1)	$(1)

The Company calculates the fair value of its commodity contracts and foreign currency contracts using quoted commodity forward rates and quoted currency forward rates, to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on quoted bank deposit rates.

Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, we also have assets that may be measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. These assets include, long-lived assets, intangible assets and investments in affiliates which may be written down to fair value as a result of impairment.

The Company has determined the fair value measurements related to each of these assets rely primarily on Company-specific inputs and the Company's assumptions about the use of the assets, as observable inputs are not available. As such, the Company has determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy. To determine the fair value of long-lived assets, the Company utilizes the projected cash flows expected to be generated by the long-lived assets, then discounts the future cash flows over the useful life of the long-lived assets by using a risk-adjusted rate for the Company. The Company records asset impairments associated with its determination of the fair value of its long-lived assets that exhibited indicators of impairment.

During the years ended December 31, 2015 and December 31, 2014 the Company recorded impairment charges of $20 million and $19 million related to property, plant, and equipment, which have been recorded within "Restructuring charges and asset impairments, net" in the consolidated statement of operations. The Company's impairments related to Goodwill are discussed further in Note 11, Goodwill and Other Intangible Assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company's investment in nonconsolidated affiliates is discussed further in Note 12, Investment in Nonconsolidated Affiliates.

Financial Instruments not Carried at Fair Value
Estimated fair values of the Company’s term loans under the Credit Agreement were:

	As of December 31,
	2015		2014
	Carrying Value	Fair Value	Carrying Value	Fair Value	Measurement Approach
Term Loans	$2,559	$2,273	$2,583	$2,571	Level 2

Fair value approximates carrying value for foreign debt as well as the U.S. revolver.

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of December 31, 2015 and 2014. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

9.    INVENTORIES

The following table summarizes the components of Inventories, net:

	December 31	December 31
	2015	2014
Raw materials	$254	$232
Work-in-process	175	171
Finished products	1,027	934
	1,456	1,337
Inventory valuation allowance	(114)	(122)
	$1,342	$1,215

10.    PROPERTY, PLANT AND EQUIPMENT

The following table summarizes the components of Property, plant, and equipment, net:

		December 31	December 31
	Useful Life	2015	2014
Land	—	$252	$215
Buildings and building improvements	10 - 39 years	536	511
Machinery and equipment	3 - 12 years	3,054	2,832
		3,842	3,558
Accumulated depreciation		(1,489)	(1,398)
		$2,353	$2,160

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $280 million, $285 million, and $247 million.

The Company leases property, plant, and equipment used in its operations. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year are as follows:

2016	$50
2017	42
2018	32
2019	26
2020	25
Thereafter	68
$243
Total rental expense under operating leases for the years ended December 31, 2015, 2014 and 2013 was $84 million, $70 million and $63 million, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

11.    GOODWILL AND OTHER INTANGIBLE ASSETS
At December 31, 2015 and 2014, goodwill consists of the following:

	December 31, 2015
	Powertrain	Motorparts	Total
Gross carrying amount, January 1	$582	$809	$1,391
Acquisitions and purchase accounting adjustments	74	—	74
Foreign exchange	(8)	—	(8)
Gross carrying amount, December 31	$648	$809	$1,457

Accumulated impairment, January 1	$(92)	$(598)	(690)
Impairment	(44)	(50)	(94)
Accumulated impairment, December 31	$(136)	$(648)	$(784)

Net carrying value, December 31	$512	$161	$673

	December 31, 2014
	Powertrain	Motorparts	Total
Gross carrying amount, January 1	$579	$783	$1,362
Acquisitions and purchase accounting adjustments	6	26	32
Foreign exchange	(3)	—	(3)
Gross carrying amount, December 31	$582	$809	$1,391

Accumulated impairment, January 1	$(92)	$(478)	$(570)
Impairment	—	(120)	(120)
Accumulated impairment, December 31	$(92)	$(598)	$(690)

Net carrying value, December 31	$490	$211	$701

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

At December 31, 2015 and 2014, intangible assets consist of the following:

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Developed technology	$140	$(86)	$54	$116	$(73)	$43
Customer relationships	683	(333)	350	598	(287)	311
	$823	$(419)	$404	$714	$(360)	$354

Indefinite-lived intangible assets:
Trademarks and brand names			$230			$227
The Company recorded amortization expense of $59 million, $49 million, and $47 million associated with definite-lived intangible assets during the years ended December 31, 2015, 2014 and 2013. The Company utilizes the straight line method of amortization, recognized over the estimated useful lives of the assets. The Company’s developed technology intangible assets have useful lives of between 9 and 15 years. The Company’s customer relationships intangible assets have useful lives of between 2 and 24 years.
The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows:

2016	$58
2017	58
2018	49
2019	49
2020	49
Thereafter	141
$404
Goodwill
The Company conducts its review for goodwill impairments on October 1 of each year for all reporting units.

Powertrain
Based on our annual goodwill impairment testing we determined that goodwill was impaired for three reporting units within the Powertrain segment, as the fair values decreased below their carrying values. The decreases in fair values during 2015 were driven by decreases in operating results for these reporting units. Based on the results of our annual goodwill impairment test, we recorded an estimate of goodwill impairment charges of $44 million in the year ended December 31, 2015 in our Powertrain segment. Due to the complexity of the second step goodwill impairment test, the Company did not finalize its assessment prior to filing its annual report.

Motorparts
As part of an interim goodwill impairment test as of September 30, 2015, the Company determined there were impairment indicators for one of its reporting units and conducted an impairment analysis. Decreases in operating results for certain reporting units as a result of the negative effect of exchange rates and negative economic conditions resulted in impairment indicators prior to the annual impairment assessment. Based on the results of our interim goodwill impairment tests, we recorded goodwill impairment charges of $56 million in the three months ended September 30, 2015 in our Motorparts segment.

Based on the results of our annual goodwill impairment tests, there were no additional goodwill impairment charges in the year ended December 31, 2015 in our Motorparts segment.

Due to the complexity of the 2014 second step goodwill impairment test, the Company did not finalize its assessment until the first quarter of 2015. During the three months ended March 31, 2015, the Company concluded its assessment of the step two goodwill impairment analysis as of October 1, 2014 and recorded a reduction of $6 million to its initial estimate of the goodwill impairment charge for the year ended December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Additional declines in operating results or forecasts due to a strengthening of the US dollar or deterioration of economic conditions could result in an impairment charge in future periods.

For the year ended December 31, 2014, the Company noted impairment indicators existed in one reporting unit within the Motorparts segment. Among other factors, this reporting unit experienced lower than expected profits and cash flows resulting from decreases in volumes and pricing pressure from customers towards the end of 2014.  As a result of these impairment indicators, the Company concluded that there was also a potential impairment of its long-lived assets and definite-lived intangible assets.  These impairment tests were performed before the goodwill impairment test, and an impairment loss related to long-lived assets of $7 million was recognized prior to goodwill being tested for impairment.

The Company then tested goodwill for impairment and determined the carrying value of one reporting unit, within the Motorparts segment, exceeded its fair value.  Accordingly, as part of a step two goodwill impairment test, the Company made a preliminary conclusion that the carrying amount of the reporting unit's goodwill exceeded the implied fair value of that goodwill and an impairment loss of $120 million was recognized for the year ended December 31, 2014.

Fair Value Measurements
The fair values of the Company's reporting units were determined based on valuation techniques using the best available information, primarily discounted cash flow projections. These fair values require the Company to make significant assumptions and estimates about the extent and timing of future cash flows, growth rates, market share and discount rates that represent unobservable inputs into our valuation methodologies. The cash flows are estimated over a significant future period of time, which makes those estimates and assumptions subject to a high degree of uncertainty. Where available and as appropriate, comparative market multiples and the quoted market price of our common stock are used to corroborate the results of the discounted cash flow method. Assumptions used in the discounted cash flow analysis that have the most significant effect on the estimated fair value of the Company's reporting units are:

•	the weighted average cost of capital

•	revenue growth-rates

Reporting Units
The Company has nine reporting units that have goodwill as of December 31, 2015. The following table categorizes the Company’s goodwill by reporting unit as of October 1, 2015 according to the level of excess between the reporting unit’s fair value and carrying value giving effect to the 2015 impairment charges:

	Fair Value Exceeds Carrying Value	Goodwill
Reporting Units 1 - 2	< 15%	$81
Reporting Units 3 - 9	> 15%	592
		$673
As of December 31, 2014, the Motorparts segment moved from a product-centered reporting structure to a regional reporting structure in order to align with its regional focus.
Other Intangible Assets
The Company performs its annual trademarks and brand names impairment analysis as of October 1, or more frequently if impairment indicators exist. This impairment analysis compares the fair values of these assets to the related carrying values, and impairment charges are recorded for any excess of carrying values over fair values. The fair values are based upon the prospective stream of hypothetical after-tax royalty cost savings discounted at rates that reflect the rates of return appropriate for these intangible assets.
The Company had no trademark and brand name impairments from the October 1, 2015 and 2014 impairment analysis.

12.    INVESTMENT IN NONCONSOLIDATED AFFILIATES
The Company maintains investments in several nonconsolidated affiliates, which are primarily located in China, Korea, Turkey, India, Germany and the United States. With the exception of the deconsolidated business discussed below, the Company generally equates control to ownership percentage whereby investments that are more than 50% owned are consolidated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

As of December 31, 2015 and 2014, the Company's investment in affiliates was $296 million and $269 million, respectively.

The Company's beneficial ownership in affiliates accounted for under the equity method is as follows:

	As of December 31,
	2015	2014	2013
Anqing TP Goetze Piston Ring Company Limited (China)	35.7%	35.7%	35.7%
Dongsuh Federal-Mogul Limited (Korea)	50.0%	50.0%	50.0%
Federal-Mogul Piston Segman ve Gomlek Uretim Tesisleri AS. (Turkey)	—%	50.0%	50.0%
Federal-Mogul Motorparts Otomotiv A.S (Turkey)	50.0%	—%	—%
Federal-Mogul Powertrain Otomotiv A.S (Turkey)	50.0%	—%	—%
Federal-Mogul Izmit Piston ve Pim Uretim Tesisleri A.S. (Turkey)	43.0%	43.0%	43.0%
Federal-Mogul TP Liners Inc. (U.S.)	46.0%	46.0%	46.0%
KB Autosys Co, Ltd. (Korea)	33.6%	33.6%	33.6%
Federal-Mogul TP Liner Europe Otomotiv Limited Sirketi (Turkey)	25.0%	25.0%	25.0%
Farloc Argentina S.A.I.C. Y F. (Argentina)	23.9%	23.9%	23.9%
Frenos Hidraulicos Automotrices S.A. de C.V. (Mexico)	49.0%	49.0%	49.0%
VTD Vakuum Technik Dresden (Germany)	30.0%	—%	—%
Anqing TP Powder Metallurgy Co., Ltd (China)	20.0%	—%	—%

In  January 2015, Federal-Mogul Piston Segman ve Gomlek Uretim Tesisleri A.S was dissolved to form two separate joint ventures, Federal-Mogul Motorparts Otomotiv A.S and Federal-Mogul Powertrain Otomotiv A.S. The Company retained a 50% noncontrolling interest in the new joint ventures. These entities, along with Federal-Mogul Izmit Piston ve Pim Uretim Tesisleri A.S., are collectively referred to herein as the Turkey JVs.

As part of the regulatory approval related to the acquisition of the Honeywell brake component business, the Company committed to divest, or procure the divestiture of the commercial and light vehicle brake pads business relating to the original equipment manufacturers market in the European Economic Area. As such, the Company deconsolidated these subsidiaries and accounted for them as equity method investments until disposition, which have not been included in the table above. The disposition was completed in the first quarter of 2015. As a result, the Company recognized an $11 million loss on disposal recorded in the line item "Other income (expense), net" in the consolidated statements of operations.

The following table represents amounts reflected in the Company’s financial statements related to nonconsolidated affiliates:

	Year Ended December 31
	2015	2014	2013
Equity earnings of nonconsolidated affiliates, net of tax	$56	$48	$34
Cash dividends received from nonconsolidated affiliates	11	25	33

At December 31, 2015 and 2014 the carrying amount of our investments in the Turkey JVs exceeded our share of the underlying net assets by $37 million and $43 million, respectively. These differences primarily relate to goodwill and other intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables present summarized aggregated financial information of the Company’s nonconsolidated affiliates as of and for the year ended December 31, 2015:

	Turkey JVs	Anqing TP Goetze	Other	Total
Statements of Operations
Sales	$327	$164	$396	$887
Gross profit	$74	$51	$53	$178
Income from continuing operations	$63	$52	$29	$144
Net income	$52	$52	$29	$133

	Turkey JVs	Anqing TP Goetze	Other	Total
Balance Sheets
Current assets	$167	$123	$167	$457
Noncurrent assets	$199	$122	$174	$495
Current liabilities	$43	$44	$84	$171
Noncurrent liabilities	$44	$—	$41	$85

The following tables present summarized aggregated financial information of the Company’s nonconsolidated affiliates as of and for the year ended December 31, 2014:

	Turkey JVs	Anqing TP Goetze	Other	Total
Statements of Operations
Sales	$357	$167	$382	$906
Gross profit	$90	$54	$48	$192
Income from continuing operations	$70	$47	$11	$128
Net income	$56	$47	$9	$112

	Turkey JVs	Anqing TP Goetze	Other	Total
Balance Sheets
Current assets	$155	$107	$135	$397
Noncurrent assets	$151	$115	$177	$443
Current liabilities	$43	$42	$96	$181
Noncurrent liabilities	$3	$—	$44	$47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table presents summarized aggregated financial information of the Company’s nonconsolidated affiliates for the year ended December 31, 2013:

	Turkey JVs	Anqing TP Goetze	Other	Total
Statements of Operations
Sales	$357	$252	$309	$918
Gross profit	$86	$74	$25	$185
Income from continuing operations	$64	$48	$8	$120
Net income	$51	$48	$6	$105

The Company holds non-controlling interests in the Turkey JVs. The Turkey JVs were established for the purpose of manufacturing and marketing automotive parts, including pistons, piston rings, piston pins, and cylinder liners to original equipment and aftermarket customers. The Company purchases/sells inventory from/to the Turkey JVs. Purchases from the Turkey JVs for the years ended December 31, 2015, 2014 and 2013 were $144 million, $180 million and $152 million. Sales to the Turkey JVs for the years ended December 31, 2015, 2014 and 2013 were $56 million, $45 million and $44 million. The Company had net accounts receivable balances with the Turkey JVs of $3 million as of December 31, 2015 and net accounts payable balances with the Turkey JVs $5 million as of December 31, 2014.

The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s affiliations are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

13.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31
	2015	2014
Accrued compensation	$169	$177
Accrued rebates	170	149
Restructuring liabilities	71	53
Non-income tax payable	53	52
Alleged defective products	32	30
Accrued professional services	29	28
Accrued income taxes	27	24
Accrued product returns	20	24
Accrued warranty	11	9
	$582	$546

14.    DEBT
On April 15, 2014, Federal-Mogul Holdings Corporation entered into a new tranche B term loan facility (the “New Tranche B Facility”) and a new tranche C term loan facility (the “New Tranche C Facility,” and together with the New Tranche B Facility, the “New Term Facilities”) and assumed all of the obligations of Federal-Mogul Corporation with respect to the Replacement Revolving Facility under the Credit Agreement (both defined below). The New Term Facilities were entered into, and the Replacement Revolving Facility was assumed by Federal-Mogul Holdings Corporation pursuant to an amendment dated as of April 15, 2014 to the previously existing Term Loan and Revolving Credit Agreement dated December 27, 2007.

Immediately following the closing of the New Term Facilities, Federal-Mogul Holdings Corporation contributed all of the net proceeds from the New Facilities to Federal-Mogul Corporation, and Federal-Mogul Corporation repaid its existing outstanding indebtedness as a borrower under the tranche B and tranche C term loan facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

In accordance with ASC Topic No. 405, Extinguishments of Liabilities, the Company recognized a $24 million non-cash loss on the extinguishment of debt attributable to the write-off of the unamortized fair value adjustment and unamortized debt issuance costs which is recorded in the line item “Loss on debt extinguishment” in the Company’s consolidated statements of operations.

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

On December 6, 2013, the Company entered into an amendment of its Term Loan and Revolving Credit Agreement dated as of December 27, 2007 (as amended, the “Credit Agreement”) to amend its existing revolving credit facility to provide for a replacement revolving credit facility (the “Replacement Revolving Facility”). The Replacement Revolving Facility, among other things, (i) increased the aggregate commitments available under the Replacement Revolving Facility from $540 million to $550 million, (ii) extended the maturity date of the Replacement Revolving Facility to December 6, 2018, subject to certain limited exceptions described below, and (iii) amended the Company’s borrowing base to provide the Company with additional liquidity.

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

In connection with the New Term Facilities, the Company incurred original issue discount of $9 million and debt issuance costs of $6 million in connection with the New Tranche C Facility and original issue discount of $2 million and debt issuance costs of $6 million in connection with the New Tranche B Facility. The discount and debt issuance costs are being amortized to interest expense over the terms of the loans of 84 months and 48 months.

Interest expense associated with the amortization of the original issue discount, debt issuance costs and debt discount recognized in the Company’s consolidated statements of operations, consists of the following:

	Year Ended December 31
	2015	2014	2013
Amortization of debt discount	$—	$7	$22
Amortization of debt issuance fees	3	3	—
Amortization of original issue discount	2	1	—
	$5	$11	$22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Debt consists of the following:	December 31
	2015	2014
Term loans under credit agreement:
Revolver	$340	$—
Tranche B term loan	691	698
Tranche C term loan	1,876	1,895
Debt discount	(8)	(10)
Other debt, primarily foreign instruments	163	107
	3,062	2,690
Less: short-term debt, including current maturities of long-term debt	(138)	(127)
Total long-term debt	$2,924	$2,563

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

The Credit Agreement contains certain affirmative and negative covenants and events of default, including, subject to certain exceptions, restrictions on incurring additional indebtedness, mandatory prepayment provisions associated with specified asset sales and dispositions, and limitations on: i) investments; ii) certain acquisitions, mergers or consolidations; iii) sale and leaseback transactions; iv) certain transactions with affiliates; and v) dividends and other payments in respect of capital stock. The Company was in compliance with all debt covenants as of December 31, 2015 and 2014.

The Replacement Revolving Facility has an available borrowing base of $170 million and $516 million as of December 31, 2015 and 2014. The Company had $40 million and $34 million of letters of credit outstanding as of December 31, 2015 and 2014, pertaining to the term loan credit facility. To the extent letters of credit associated with the Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.

The Company has the following contractual debt obligations outstanding at December 31, 2015:

2016	$138
2017	28
2018	1,037
2019	19
2020	19
Thereafter	1,829
Total	$3,070

The weighted average cash interest rates for debt were approximately 4.4% and 4.7% as of December 31, 2015 and 2014. Interest paid on debt in 2015, 2014 and 2013 was $133 million, $111 million and $77 million.

In February 2016, the Company increased its borrowing capacity under its revolving line of credit by $50 million up to $600 million.

15.    PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Defined Contribution Pension Plans
The Company maintains certain defined contribution pension plans for eligible employees. Effective January 1, 2013, the Company amended its U.S. defined contribution plan to allow for an enhanced company match and company provided age-based contributions for eligible U.S. salaried and non-union hourly employees. The total expenses attributable to the Company’s defined contribution savings plan were $45 million, $45 million, and $42 million for the years ended December 31, 2015, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The amounts contributed to defined contribution pension plans include contributions to multi-employer plans in France, Italy and the United States of $1 million during each of the years ended December 31, 2015, 2014 and 2013. None of the multiemployer plans in which the Company participates are individually significant.

Defined Benefit Plans
The Company sponsors defined benefit pension plans and health care and life insurance benefits for certain employees and retirees around the world. Using appropriate actuarial methods and assumptions, the Company’s defined benefit pension plans and post-retirement benefits other than pensions are accounted for in accordance with ASC Topic 715, Compensation – Retirement Benefits. There is also an unfunded nonqualified pension plan primarily covering U.S. executives.

The funding policy for qualified defined benefit pension plans is to contribute the minimum required by applicable laws and regulations or to directly pay benefit payments where appropriate. At December 31, 2015 all legal funding requirements had been met. We expect to contribute $37 million to our U.S. qualified plans, $2 million to our U.S. non-qualified plans, and $33 million to our non-U.S. pension plans in 2016.

Other Postretirement Benefits - U.S. Welfare Benefit Plan
The Company recognized aggregate OPEB curtailment gains of $38 million for the year ended December 31, 2013.

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

Additionally, in the third quarter of 2013, the Company completed the sale of its fuel manufacturing facility and research and development center located in the U.S., resulting in the termination of certain employees that participated in the Company's U.S. Welfare Benefit Plan. The resulting reduction in the average remaining future service period to the full eligibility date of the remaining active plan participants triggered the recognition of an additional OPEB curtailment gain of $19 million, which is included in gain on discontinued operations in the consolidated statements of operations for the year ended December 31, 2013.

Other Benefits
The Company accounts for benefits to former or inactive employees paid after employment but before retirement pursuant to ASC Topic 712, Compensation – Nonretirement Postemployment Benefits. The liabilities for such U.S. and European postemployment benefits were $26 million and $25 million at December 31, 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The measurement date for all defined benefit plans is December 31. The following provides a reconciliation of the plans’ benefit obligations, plan assets, funded status and recognition in the consolidated balance sheets:

	Pension Benefits				Other Postretirement
	United States Plans		Non-U.S. Plans		Benefits
	2015	2014	2015	2014	2015	2014

Change in benefit obligation:
Benefit obligation, beginning of year	$1,291	$1,184	$575	$450	$368	$335
Service cost	3	3	16	12	—	—
Interest cost	48	52	10	16	13	15
Employee contributions	—	—	—	—	—	—
Benefits paid	(89)	(96)	(24)	(28)	(23)	(26)
Medicare subsidies received	—	—	—	—	3	1
Plan amendments	—	—	—	—	—	8
Curtailments	—	—	(3)	(1)	—	—
Settlements	—	(3)	—	—	—	—
Actuarial losses (gains) and changes in actuarial assumptions	(32)	151	(75)	112	(35)	36
Net transfers (out) in	—	—	45	73	—	—
Currency translation	—	—	(57)	(59)	(3)	(1)
Benefit obligation, end of year	$1,221	$1,291	$487	$575	$323	$368

Change in plan assets:
Fair value of plan assets, beginning of year	$912	$909	$54	$55	$—	$—
Actual return on plan assets	(27)	43	2	3	—	—
Employee contributions	—	—	—	—	—	—
Company contributions	74	56	30	30	20	25
Benefits paid	(89)	(96)	(24)	(28)	(23)	(26)
Expenses	—	—	—	—	—	—
Medicare subsidies received	—	—	—	—	3	1
Currency translation	—	—	(5)	(6)	—	—
Fair value of plan assets, end of year	$870	$912	$57	$54	$—	$—

Funded status of the plan	$(351)	$(379)	$(430)	$(521)	$(323)	$(368)

Amounts recognized in the consolidated balance sheets:
Current liabilities	$(2)	$(3)	$(14)	$(17)	$(24)	$(26)
Noncurrent liabilities(a)	(349)	(376)	(416)	(504)	(299)	(342)
Net amount recognized	$(351)	$(379)	$(430)	$(521)	$(323)	$(368)

Amounts recognized in accumulated other comprehensive loss, inclusive of tax effects:
Net actuarial loss	$452	$409	$72	$151	$56	$95
Prior service cost (credit)	—	—	1	2	(10)	(14)
Total	$452	$409	$73	$153	$46	$81

(a) The "Pension and Other Postemployment Benefits" line in the consolidated balance sheet includes $59 million and $60 million of postemployment benefits which are not included in the table above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Information for defined benefit plans with projected benefit obligations in excess of plan assets:

	Pension Benefits				Other Postretirement
	United States Plans		Non-U.S. Plans		Benefits
	2015	2014	2015	2014	2015	2014

Projected benefit obligation	$1,221	$1,291	$486	$574	$323	$368
Fair value of plan assets	870	912	56	53	—	—

Information for pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	United States Plans		Non-U.S. Plans
	2015	2014	2015	2014

Projected benefit obligation	$1,221	$1,291	$482	$555
Accumulated benefit obligation	1,221	1,291	445	514
Fair value of plan assets	870	912	53	42
The accumulated benefit obligation for all pension plans is $1,669 million and $1,809 million as of December 31, 2015 and 2014.
The following table summarizes the components of net periodic benefit cost (credit) along with the assumptions used to determine benefit obligations for the years ended December 31:

	Pension Benefits						Other Postretirement
	United States Plans			Non-U.S. Plans			Benefits
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Components of expense
Service cost	$3	$3	$4	$16	$12	$12	$—	$—	$—
Interest cost	48	52	47	10	16	14	13	15	11
Expected return on plan assets	(59)	(62)	(58)	(2)	(2)	(3)	—	—	—
Amortization of actuarial losses	10	4	14	11	5	8	5	3	6
Amortization of prior service credit	—	—	—	—	—	—	(4)	(5)	(9)
Settlement loss (gain)	—	(3)	—	—	1	1	—	—	—
Curtailment gain	—	—	—	(2)	—	—	—	—	(19)
Net periodic cost (credit)	$2	$(6)	$7	$33	$32	$32	$14	$13	$(11)
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.15%	3.85%	4.55%	2.72%	1.77%	3.49%	4.18%	3.84%	4.45%
Rate of compensation increase	n/a	n/a	n/a	3.19%	3.16%	3.17%	n/a	n/a	n/a
Weighted-average assumptions used to determine net expense
Discount rate	3.85%	4.55%	3.70%	1.77%	3.49%	2.99%	3.84%	4.45%	3.60%
Expected rate of return on plan assets	6.55%	6.95%	7.45%	3.52%	4.18%	4.62%	n/a	n/a	n/a
Rate of compensation increase	n/a	n/a	n/a	3.16%	3.17%	3.13%	n/a	n/a	n/a

Estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the year ending December 31, 2016 based on December 31, 2015 plan measurements are $15 million, consisting primarily of amortization of the net actuarial loss in the U.S. pension plans.

Long-term Rate of Return
The Company’s expected return on assets is established annually through analysis of anticipated future long-term investment performance for the plan based upon the asset allocation strategy. While the study gives appropriate consideration to recent fund performance and historical returns, the assumption is primarily a long-term prospective rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The study was performed in December 2015 resulting in changes to the expected long-term rate of return on assets. The weighted-average long-term rate of return on assets for the U.S. plans decreased from 6.6% at December 31, 2014 to 5.7% at December 31, 2015. The expected long-term rate of return on plan assets used in determining pension expense for non-U.S. plans is determined in a similar manner to the U.S. plans and decreased from 3.5% at December 31, 2014 to 3.2% at December 31, 2015.

Health Care Trend
The assumed health care and drug cost trend rates used to measure next year’s postemployment healthcare benefits are as follows:

	Other Postretirement Benefits
	2015	2014
Initial health care cost trend rate	6.97%	7.25%
Ultimate health care cost trend rate	5.00%	5.00%
Year ultimate health care cost trend rate reached	2022	2022

The assumed health care cost trend rate has a significant effect on the amounts reported for Other Postretirement Benefits plans. The following table illustrates the sensitivity to a change in the assumed health care cost trend rate:

	Total Service and Interest Cost	APBO

100 basis point (“bp”) increase in health care cost trend rate	$1	$28
100 bp decrease in health care cost trend rate	(1)	(24)

Projected benefit payments from the plans are estimated as follows:

	Pension Benefits		Other Postretirement Benefits
	United States	Non-U.S. Plans

2016	$84	$24	$24
2017	85	24	24
2018	88	23	24
2019	88	24	24
2020	87	25	24
Years 2021-2025	399	135	110

Plan Assets
Certain pension plans sponsored by the Company invest in a diversified portfolio consisting of an array of asset classes that attempts to maximize returns while minimizing volatility. These asset classes include developed market equities, emerging market equities, private equity, global high quality and high yield fixed income, real estate, and absolute return strategies.

U.S. Plan
As of December 31, 2015, plan assets were comprised of 61% equity investments, 23% fixed income investments, and 16% in other investments which include hedge funds. Approximately 73% of the U.S. plan assets were invested in actively managed investment funds. The Company’s investment strategy includes a target asset allocation of 50% equity investments, 25% fixed income investments and 25% in other investment types including hedge funds.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

The following table presents the Company’s defined benefit plan assets measured at fair value by asset class:

	December 31, 2015				December 31, 2014
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
U.S. Plans:
Cash	$26	$26	$—	$—	$44	$44	$—	$—
Investments with registered investment companies:
Equity securities	310	310	—	—	314	314	—	—
Fixed income securities	149	149	—	—	166	166	—	—
Real estate and other	27	27	—	—	25	25	—	—
Equity securities	220	220	—	—	231	231	—	—
Debt securities:
Corporate and other	22	—	22	—	21	—	21	—
Government	30	17	13	—	20	16	4	—
Hedge funds	86	—	—	86	91	—	—	91
	$870	$749	$35	$86	$912	$796	$25	$91
Non-U.S. Plans:
Insurance contracts	$40	$—	$—	$40	$41	$—	$—	$41
Investments with registered investment companies:
Fixed income securities	13	13	—	—	10	10	—	—
Equity securities	2	2	—	—	1	1	—	—
Corporate bonds	2	—	2	—	2	—	2	—
	$57	$15	$2	$40	$54	$11	$2	$41
The following tables summarize the activity for the U.S. plan assets classified in level 3:

	Balance at December 31, 2014	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into (Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2015

Assets
Hedge funds and other	$91	$(5)	$—	$—	$—	$—	$86

	Balance at December 31, 2013	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into (Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2014

Assets
Hedge funds and other	$85	$6	$47	$(47)	$—	$—	$91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following tables summarize the activity for the non-U.S. plan assets classified in level 3:

	Balance at December 31, 2014	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into (Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2015

Assets
Insurance contracts	$41	$1	$6	$(4)	$—	$(4)	$40

	Balance at December 31, 2013	Net Realized/ Unrealized Gains (Loss)	Purchases, and Settlements, Net	Sales, Net	Transfers Into (Out) of Level 3	Foreign Currency Exchange Rate Movements	Balance at December 31, 2014

Assets
Insurance contracts	$44	$2	$6	$(5)	$—	$(6)	$41

16.    INCOME TAXES
Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The components of (loss) income from continuing operations before income taxes consist of the following:

	Year Ended December 31
	2015	2014	2013
Domestic	$(89)	$(64)	$28
International	8	(41)	129
Total	$(81)	$(105)	$157
Significant components of the (expense) benefit for income taxes are as follows:

	Year Ended December 31
	2015	2014	2013
Current:
Federal, state and local	$—	$(4)	$(3)
International	(47)	(32)	(55)
Total current	(47)	(36)	(58)
Deferred:
Federal, state and local	—	—	(3)
International	17	(20)	5
Total deferred	17	(20)	2
	$(30)	$(56)	$(56)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The reconciliation of income taxes computed at the United States federal statutory tax rate to income tax (expense) benefit is:

	Year Ended December 31
	2015	2014	2013
Income tax (expense) benefit at United States statutory rate	$28	$37	$(55)
Tax effect from:
Goodwill impairment	(31)	(42)	—
U.S. income inclusions from foreign subsidiaries	(6)	(7)	(5)
Non-consolidated foreign affiliates	17	15	11
Tax holidays, incentives and minimum tax	10	2	14
Foreign rate variance and enacted rate change	9	24	11
State income taxes	—	(4)	(3)
Uncertain tax positions and assessments	5	31	(14)
Valuation allowances	(46)	(105)	(15)
Withholding taxes	(7)	—	—
Other	(9)	(7)	—
Income tax (expense) benefit	$(30)	$(56)	$(56)

The following table summarizes the Company’s total (provision) benefit for income taxes by component:

	Year Ended December 31
	2015	2014	2013
Income tax (expense) benefit	$(30)	$(56)	$(56)
Allocated to equity:
Postemployment benefits	(27)	108	(83)
Derivatives	—	—	(2)
Foreign currency translation	(11)	(12)	(1)
Valuation allowances	7	(84)	77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2015	2014
Deferred tax assets
Net operating loss carryforwards	$944	$895
Postemployment benefits, including pensions	327	368
Reorganization costs	5	11
Inventory	67	63
Other temporary differences	117	78
Tax credits	115	129
Total deferred tax assets	1,575	1,544
Valuation allowances for deferred tax assets	(1,307)	(1,314)
Net deferred tax assets	268	230

Deferred tax liabilities
Investment in U.S. subsidiaries	(307)	(307)
Intangible assets	(142)	(156)
Fixed assets	(92)	(31)
Total deferred tax liabilities	(541)	(494)

	$(273)	$(264)

Deferred tax assets and liabilities are recorded in the consolidated balance sheets as follows:

	December 31
	2015	2014
Assets:
Prepaid expenses and other current assets	$—	$44
Other noncurrent assets	94	81
Liabilities:
Deferred income taxes	(367)	(389)
	$(273)	$(264)
In 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities, as well as related valuation allowances, to be classified as non-current rather than as current and non-current based on the classification of the related assets and liabilities. The Company adopted the provisions of this update in 2015. Accordingly, $45 million and $16 million of deferred taxes have been reclassified from other current assets and other current liabilities, respectively, to other long-term assets and other accrued liabilities in the accompanying consolidated balance sheet as of December 31, 2015.
The Company continues to maintain a valuation allowance related to its net deferred tax assets in multiple jurisdictions. As of December 31, 2015, the Company had valuation allowances of $966 million related to tax loss and credit carryforwards. The current and future provision for income taxes may be significantly affected by changes to valuation allowances in certain countries. These allowances will be maintained until it is more likely than not that the deferred tax assets will be realized. The future provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.

At December 31, 2015, the Company had a deferred tax asset before valuation allowance of $1,059 million for tax loss carryforwards and tax credits, including: $660 million in the United States with expiration dates from 2016 through 2035; $132 million in the United Kingdom with no expiration date; and $267 million in other jurisdictions with various expiration dates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The Company has also concluded that there is a more than remote possibility that existing valuation allowances of up to $157 million as of December 31, 2015 could be released within the next 12 months. If releases of such valuation allowances occur, they may have a significant effect on results of operations in the quarter in which it is deemed appropriate to release the reserve. Income taxes paid, net of income tax refunds received, were $44 million, $42 million and $38 million for the years ended December 31, 2015, 2014 and 2013.
The Company did not record taxes on its undistributed earnings of $879 million at December 31, 2015 since these earnings are considered by the Company to be permanently reinvested. If at some future date these earnings cease to be permanently reinvested, the Company may be subject to United States income taxes and foreign withholding taxes on such amounts. Determining the unrecognized deferred tax liability on the potential distribution of these earnings is not practicable as such liability, if any, is dependent on circumstances existing when remittance occurs.
As of December 31, 2015, the Company had $194 million of cash and cash equivalents, of which $95 million was held by foreign subsidiaries. The Company asserts that these funds are indefinitely reinvested due to operational and investing needs of the foreign locations. Furthermore, the Company will accrue any applicable taxes in the period when the Company no longer intends to indefinitely reinvest these funds. The Company would expect that the effect on cash taxes would be immaterial due to: the availability of net operation loss carryforwards and related valuation allowances; earnings considered previously taxed; and applicable tax treaties.
At December 31, 2015, 2014 and 2013, the Company had total unrecognized tax benefits of $37 million, $50 million and $78 million. Of these totals, $29 million, $44 million and $47 million, represent the amounts of unrecognized tax benefits that, if recognized, would affect the effective income tax rates. The total unrecognized tax benefits differ from the amounts which would affect the effective tax rates primarily due to the effect of valuation allowances.
A summary of the changes in the gross amount of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 are shown below:

	Year Ended December 31
	2015	2014	2013
Change in unrecognized tax benefits
Balance at January 1	$50	$78	$69
Additions based on tax positions related to the current year	6	7	7
Additions for tax positions of prior years	6	10	6
Decreases for tax positions of prior years	(10)	(14)	(4)
Decreases for statute of limitations expiration	(4)	(1)	(1)
Settlements	(6)	(25)	2
Effect of currency translation	(5)	(5)	(1)
Balance at December 31	$37	$50	$78
The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2015, 2014 and 2013, the Company recorded $7 million, $12 million and $23 million in liabilities for tax-related net interest and penalties on its consolidated balance sheet. During the years ended December 31, 2015, 2014 and 2013, the Company recorded income tax (expense) benefit related to a net change in its liability for interest and penalties of $(5) million, $11 million and $(8) million.
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
The Company believes that it is reasonably possible that its unrecognized tax benefits in multiple jurisdictions, which primarily relate to transfer pricing, corporate reorganization and various other matters, may decrease by approximately $2 million in the next 12 months due to audit settlements or statute expirations, of which approximately $1 million, if recognized, could affect the effective tax rate.

On July 11, 2013, Federal-Mogul Corporation became part of the Icahn Enterprises. L.P. affiliated group of corporations as defined in Section 1504 of the Internal Revenue Code of 1986 ("the Code"), as amended, of which American Entertainment Properties Corp. (“AEP”) is the common parent. The Company subsequently entered into a Tax Allocation Agreement (the “Tax Allocation Agreement”) with AEP. Pursuant to the Tax Allocation Agreement, AEP and the Company have agreed to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

allocation of certain income tax items. The Company will join AEP in the filing of AEP’s federal consolidated return and certain state consolidated returns. In those jurisdictions where the Company is filing consolidated returns with AEP, the Company will pay to AEP any tax it would have owed had it continued to file separately. To the extent that the AEP consolidated group is able to reduce its tax liability as a result of including the Company in its consolidated group, AEP will pay the Company an amount equal to 20% of such reduction and the Company will carryforward for its own use under the Tax Allocation Agreement 80% of the items that caused the tax reduction (the “Excess Tax Benefits”). While a member of the AEP affiliated group, the Company will reduce the amounts it would otherwise owe AEP by the Excess Tax Benefits. Moreover, if the Company should ever become deconsolidated from AEP, AEP will reimburse the Company for any tax liability in post-consolidation years the Company would not have paid had it actually had the Excess Tax Benefits for its own use. The cumulative payments to the Company by AEP post-consolidation cannot exceed the cumulative reductions in tax to the AEP group resulting from including the Company in its consolidation group. Separate return methodology will be used in determining income taxes.

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

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At December 31, 2015, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $45 million.

Asset Retirement Obligations
The Company records asset retirement obligations (“ARO”) in accordance with ASC Topic 410, Asset Retirement and Environmental Obligations. The Company’s primary ARO activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount can be reasonably estimated,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

typically upon the expectation that an operating site may be closed or sold. ARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique.

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

The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the consolidated balance sheets as follows:

	December 31,	December 31,
	2015	2014
Other current liabilities	$2	$3
Other accrued liabilities (noncurrent)	14	21
	$16	$24

The following is a rollforward of the Company’s ARO liability for the years ended December 31, 2015 and 2014:

Balance at December 31, 2013	$26
Liabilities incurred	—
Liabilities settled/adjustments	(1)
Foreign Currency	(1)
Balance at December 31, 2014	24
Liabilities incurred	—
Liabilities settled/adjustments	(6)
Foreign Currency	(2)
Balance at December 31, 2015	$16

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

Affiliate Pension Obligations
As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of December 31, 2015. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $101 million as of December 31, 2015. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.

The current underfunded status of the pension plans of ACF requires it to notify the PBGC of certain “reportable events,” such as if the Company ceases to be a member of the ACF controlled group, or the Company makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC have undertaken to indemnify the Company for any and all liability imposed upon the Company pursuant to the Employee Retirement Income Security Act of 1974, as amended, or any regulation thereunder (“ERISA”) resulting from the Company being considered a member of a controlled group within the meaning of ERISA § 4001(a)(14) of which American Entertainment Properties Corporation is a member, except with respect to liability in respect to any employee benefit plan, as defined by ERISA § 3(3), maintained by the Company.  Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC are not required to maintain any specific net worth and there can be no guarantee Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC will be able to fund its indemnification obligations to the Company.

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

18.    CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX)
The following represents the Company’s changes in accumulated other comprehensive loss ("AOCL") by component:

	Year Ended December 31
	2015	2014	2013

Foreign currency translation adjustments and other
Balance at beginning of period	$(482)	$(249)	$(242)
Other comprehensive income (loss) before reclassification adjustment, net of tax	(232)	(233)	(7)
Income taxes	—	—	—
Other comprehensive loss, net of tax	(232)	(233)	(7)
Balance at end of period	$(714)	$(482)	$(249)

Pensions and postretirement benefits
Balance at beginning of period	$(643)	$(361)	$(584)
Other comprehensive income (loss) before reclassifications	34	(314)	246
Reclassification from other comprehensive income (loss)(a)	22	10	(14)
Income taxes	—	22	(9)
Other comprehensive income (loss), net of tax	56	(282)	223
Balance at end of period	$(587)	$(643)	$(361)

Hedge instruments
Balance at beginning of period	$(17)	$(16)	$(24)
Other comprehensive income (loss) before reclassifications	(4)	—	(7)
Reclassification from other comprehensive income (loss)(b)	4	—	14
Income taxes	—	(1)	1
Other comprehensive income (loss), net of tax	—	(1)	8
Balance at end of period	$(17)	$(17)	$(16)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax(c)	(5)	(15)	(4)

(a) Includes amortization of prior service costs/credits and actuarial gains/losses which are included in cost of products sold, and selling, general, and administrative. In addition, recognition of unamortized actuarial gains/losses and curtailment gains are included in gain (loss) from discontinued operations and restructuring charges and asset impairments. Refer to Note 15 for additional information.

(b) Includes commodity contacts and foreign currency contracts which are included in cost of products sold and interest rate swap contracts which are included in Interest expense, net. Refer to Note 7 for additional information.

(c) Consists of foreign currency translation adjustments.

19.    STOCK-BASED COMPENSATION

In February 2012, 2011 and 2010, the Company granted approximately 809,000, 1,043,000 and 437,000 stock appreciation rights ("SARs"), to certain employees. The SARs granted in February 2012 (“2012 SARs”) and in February 2011 (“2011 SARs”) vested 25.0% on grant date and 25.0% on each of the next three anniversaries of the grant date. The SARs granted in February 2010 (“2010 SARs”) vest 33.3% on each of the three anniversaries of the grant date. All SARs have a term of five years from date of grant. The SARs are payable in cash or, at the election of the Company, in stock. As the Company anticipates paying out SARs exercises in the form of cash, the SARs are being treated as liability awards for accounting purposes.

The Company has total outstanding awards of approximately 603,000, 796,000 and 1,259,000 as of December 31, 2015, 2014 and 2013. All 2010 SARs have expired as of December 31, 2015.

The Company recognized SARs income of $1 million and $4 million for the years ended December 31, 2015 and 2014 and SARs expense of $5 million for the year ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

20.    INCOME (LOSS) PER COMMON SHARE

The following is a reconciliation of the numerators and the denominators of the basic and diluted income (loss) per common share:

	Year Ended December 31
	2015	2014	2013
Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$(117)	$(168)	$93
Gain (loss) from discontinued operations, net of tax	7	—	(52)
Net income (loss)	$(110)	$(168)	$41

Weighted average shares outstanding, basic and diluted (in millions)	164.7	150.0	123.4

Net (loss) income per share attributable to Federal-Mogul - basic and diluted:
Net (loss) income from continuing operations	$(0.71)	$(1.12)	$0.75
Loss from discontinued operations, net of tax	0.04	—	(0.42)
Net (loss) income	$(0.67)	$(1.12)	$0.33

The Company had losses for the year ended December 31, 2015 and 2014. As a result, diluted loss per share is the same as basic in those periods, as any potentially dilutive securities would reduce the loss per share.

Warrants to purchase 6,951,871 common shares, which expired December 27, 2014, were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the Company’s common shares during the years ended December 31, 2014 and 2013.

As required by ASC Topic 710, Compensation, there are 500,000 common shares issued in connection with a deferred compensation agreement that are excluded from the basic earnings per share calculation for the year ended December 31, 2014.

21.    OPERATIONS BY REPORTING SEGMENT AND GEOGRAPHIC AREA
The Company operates with two end-customer focused business segments. The Powertrain segment focuses on original equipment powertrain products for automotive, heavy duty, and industrial applications. The Motorparts segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, wipers, and a limited range of chassis components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the Company to be responsive to customers’ needs for superior products and to promote greater identification with its premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization, and business model optimization in line with the unique requirements of the two different customer bases. Reporting units are components of the Company’s reporting segments (which are also its operating segments) and generally align with specific product groups for Powertrain and regions for Motorparts for which segment managers regularly review operating results.

Management utilizes Operational EBITDA as the key performance measure of segment profitability and uses the measure in its financial and operational decision making processes; for internal reporting; and for planning and forecasting purposes to effectively allocate resources. Operational EBITDA is defined as EBITDA (earnings before interest, taxes, depreciation and amortization), as adjusted for additional amounts. Examples of these adjustments include impairment charges related to goodwill, other long-lived assets and investments; restructuring charges; certain gains or losses on the settlement/extinguishment of obligations; and receivable financing charges. During 2015, the Company modified its definition of Operational EBITDA to adjust for financing charges related to certain receivable financing programs. Comparable periods have been adjusted to conform to this definition.

Operational EBITDA presents a performance measure exclusive of capital structure and the method by which net assets were acquired, disposed of, or financed. Management believes this measure provides additional transparency into its core operations and is most reflective of the operational profitability or loss of the Company’s operating segments and reporting units. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

measure also allows management and investors to view operating trends, perform analytical comparisons and benchmark performance between periods and among operating segments.

Operational EBITDA should not be considered a substitute for results prepared in accordance with U.S. GAAP and should not be considered an alternative to net income, which is the most directly comparable financial measure to Operational EBITDA that is in accordance with U.S. GAAP. Operational EBITDA, as determined and measured by the Company, should not be compared to similarly titled measures reported by other companies.

Net sales:

	Year Ended December 31
	2015	2014	2013
Powertrain	$4,450	$4,430	$4,173
Motorparts	3,253	3,192	2,935
Inter-segment eliminations	(284)	(305)	(322)
Total	$7,419	$7,317	$6,786

Inter-segment eliminations attributable to sales from Powertrain to Motorparts	$252	$267	$284
Inter-segment eliminations attributable to sales from Motorparts to Powertrain	$32	$38	$38

Cost of products sold:

	Year Ended December 31
	2015	2014	2013
Powertrain	$(3,913)	$(3,897)	$(3,656)
Motorparts	(2,716)	(2,668)	(2,432)
Inter-segment eliminations	284	305	322
Total	$(6,345)	$(6,260)	$(5,766)
Gross profit:

	Year Ended December 31
	2015	2014	2013
Powertrain	$537	$533	$517
Motorparts	537	524	503
Total	$1,074	$1,057	$1,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

Operational EBITDA and the reconciliation to net income (loss) is as follows:

	Year Ended December 31
	2015	2014	2013
Powertrain	$428	$431	$381
Motorparts	216	199	217
Total Operational EBITDA	644	630	598
Items required to reconcile Operational EBITDA to EBITDA:
Restructuring charges and asset impairments (a)	(121)	(110)	(29)
Goodwill and intangible impairment expense, net	(94)	(120)	—
Loss on debt extinguishment	—	(24)	—
Loss on sale of equity method investment	(11)	—	—
Financing charges	(9)	(6)	(7)
Discontinued operations	7	—	(52)
Acquisition related costs	(6)	(16)	(5)
Segmentation costs	(4)	(10)	—
Other (b)	(1)	5	(7)
EBITDA	405	349	498

Items required to reconcile EBITDA to net income (loss):
Depreciation and amortization	(341)	(334)	(294)
Interest expense, net	(138)	(120)	(99)
Income tax (expense) benefit	(30)	(56)	(56)
Net income (loss)	(104)	(161)	49

Footnotes:	2015	2014	2013
(a) Restructuring charges and asset impairments, net:	(Millions of Dollars)
Restructuring charges related to severance and other charges, net	$(89)	$(86)	$(21)
Asset impairments, including impairments related to restructuring activities	(32)	(24)	(8)
Total Restructuring charges	$(121)	$(110)	$(29)

(b) Other reconciling items:
Headquarters relocation costs	$—	$(6)	$—
Non-service cost components associated with U.S. based funded pension plans	1	6	(2)
Stock appreciation rights	1	4	(5)
Other	(3)	1	—
	$(1)	$5	$(7)
Total assets, capital expenditures, and depreciation and amortization information by reporting segment is as set forth in the tables below. Goodwill was assigned to reporting segments and reporting units based on individual reporting unit fair values over values attributed to specific intangible and tangible assets.

	Total Assets		Capital Expenditures			Depreciation and Amortization
	December 31		Year Ended December 31			Year Ended December 31
	2015	2014	2015	2014	2013	2015	2014	2013
Powertrain	$3,997	$3,485	$301	$268	$276	$208	$196	$178
Motorparts	3,141	3,355	131	130	86	119	114	100
Total Reporting Segment	7,138	6,840	432	398	362	327	310	278
Corporate	100	227	8	20	13	14	24	16
Discontinued operations	—	—	—	—	5	—	—	2
Total Company	$7,238	$7,067	$440	$418	$380	$341	$334	$296

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table shows geographic information:

	Net Sales			Net PPE
	Year Ended December 31			December 31
	2015	2014	2013	2015	2014
United States	$2,803	$2,667	$2,516	$683	$607
Germany	1,469	1,494	1,326	464	423
China	467	446	361	277	234
Mexico	422	375	341	155	143
France	399	398	390	67	55
Italy	262	290	286	62	69
Belgium	257	272	312	14	16
United Kingdom	218	242	233	72	77
India	210	203	198	141	134
Other	912	930	823	418	402
	$7,419	$7,317	$6,786	$2,353	$2,160

The following table shows nonconsolidated affiliates information:

	Equity Earnings of Nonconsolidated Affiliates, Net of Tax			Investments In Nonconsolidated Affiliates
	Year Ended December 31			Year Ended December 31
	2015	2014	2013	2015	2014
Powertrain	$43	$35	$25	$248	$210
Motorparts	13	13	9	48	59
Total Company	$56	$48	$34	$296	$269

22.    SUPPLEMENTARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents supplementary quarterly financial information for the year ended December 31, 2015:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,835	$1,962	$1,824	$1,798
Gross profit	$251	$290	$263	$270

Net income (loss) from continuing operations	$(10)	$17	$(62)	$(56)
Discontinued operations	$—	$7	$—	$—
Net income (loss)	$(10)	$24	$(62)	$(56)
Net income (loss) attributable to Federal-Mogul	$(11)	$22	$(63)	$(58)

Basic and diluted net income (loss) per common share attributable to Federal-Mogul:
Continuing operations	$(0.07)	$0.09	$(0.37)	$(0.36)
Discontinued operations	$—	$0.04	$—	$—
Net income (loss)	$(0.07)	$0.13	$(0.37)	$(0.36)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

The following table represents items that affect the comparability of the amounts shown above for the interim periods in 2015:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss on sale of equity method investment	$(11)	$—	$—	$—
Restructuring charges and asset impairments, net	$(13)	$(30)	$(23)	$(54)
Goodwill and intangible impairment expense, net	$6	$—	$(56)	$(44)

The following table presents supplementary quarterly financial information for the year ended December 31, 2014:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$1,779	$1,872	$1,871	$1,795
Gross profit	$273	$297	$262	$225

Net income (loss) from continuing operations	$41	$(3)	$(17)	(182)
Net income (loss)	$41	$(3)	$(17)	(182)
Net income (loss) attributable to Federal-Mogul	$40	$(5)	$(18)	(185)

Basic and diluted net income (loss) per common share attributable to Federal-Mogul:
Continuing operations	$0.27	$(0.03)	$(0.12)	$(1.24)
Net income (loss)	$0.27	$(0.03)	$(0.12)	$(1.24)

The following table represents items that affect the comparability of the amounts shown above for the interim periods in 2014:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Loss on extinguishment of debt	$—	$(24)	$—	$—
Restructuring charges and asset impairments, net	$(9)	$(31)	$(26)	$(44)
Goodwill and intangible impairment expense, net	$—	$—	$—	$(120)
Acquisition related costs	$(2)	$(3)	$(9)	$(2)

23.    RELATED PARTY TRANSACTIONS

Insight Portfolio Group, LLC (“Insight”) is an entity formed and controlled by Icahn Enterprises, L.P. ("IEP") in order to maximize the potential buying power of a group of entities with which IEP has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property at negotiated rates. The Company acquired a minority equity interest in Insight and agreed to pay a portion of Insight’s operating expenses beginning in 2013. In addition to the minority equity interest held by the Company, certain subsidiaries of IEP and other entities with which IEP has a relationship also acquired equity interests in Insight and also agreed to pay certain operating expenses.

The Company’s payments to Insight were less than $0.5 million for the years ended December 31, 2015, 2014 and 2013.

On June 1, 2015, IEP, the Company's parent, completed an acquisition of substantially all of the assets of Uni-Select USA, Inc. and Beck/Arnley Worldparts, Inc. comprising the U.S. automotive parts distribution of Uni-Select Inc ("Uni-Select"). Uni-Select will be operated independently from the Company and all transactions will be approved by the independent directors of the Company. In connection with IEP's acquisition of Uni-Select, Mr. Icahn has resigned from the Company's board of directors and Daniel A. Ninivaggi, Co-Chief Executive Officer of the Company has resigned from the board of directors of IEP.

Subsequent to the IEP acquisition of Uni-Select, Uni-Select changed its name to Auto Plus. The Company had $27 million of sales from the date of acquisition through December 31, 2015 to Auto Plus and $12 million of accounts receivable outstanding from Auto Plus as of December 31, 2015.

24.    SUBSEQUENT EVENT

On January 1, 2016, the Company completed the sale of one of its subsidiaries in France which was held for sale as of December 31, 2015.

On February 3, 2016, IEP acquired a majority of the outstanding shares of Pep Boys - Manny, Moe & Jack ("Pep Boys"), a leading aftermarket provider of automotive service, tires, parts and accessories across the United States and Puerto Rico. On February 4, 2016, IEP completed the acquisition of the remaining outstanding shares of Pep Boys. Motorparts sales to Pep Boys in 2015 were approximately $5 million.

On February 29, 2016, the Company announced its receipt of a proposal from its majority shareholder, IEP to purchase the shares of Federal-Mogul common stock not owned by IEP in a merger transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our Co-Chief Executive Officers and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2015, have concluded that, due to the material weakness in our internal control over financial reporting as described below, the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal controls over financial reporting was conducted based upon the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (the “COSO 2013 Framework”) of the Treadway Commission.

Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2015, management has concluded, due to the material weakness in our internal control over financial reporting as described below, that the Company’s internal control over financial reporting was not effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified a material weakness in the operating effectiveness of information technology (IT) general controls. More specifically, the Company was not consistently following its processes and procedures during 2015 to execute and monitor change management controls or to restrict or monitor access to certain of its IT systems. These processes and procedures are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and that all changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately. Additionally, as a result of the deficiencies identified, there is a possibility that the effectiveness of business process controls that are dependent on the affected IT systems or data and financial reports generated from the affected IT systems may be adversely affected.

The Company is evaluating the material weakness and developing a plan of remediation to strengthen our information technology general controls. The remediation plan will include the following actions:

•	Assess the organization structure as well as roles and responsibilities within the IT department to enhance controls and compliance,

•
Improve the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems; including both preventive and detective control activities,

•	Implement appropriate program change management control activities to the affected IT systems; including both preventative and detective control activities, and

•	Test and evaluate the design and operating effectiveness of the control procedures and conclude on the effectiveness of the remediation plan.

The Company has concluded that these remediation efforts will represent significant improvements to our internal control over financial reporting. The Company has started to implement these steps, however, some of these steps will take time to be fully integrated and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist.

Grant Thornton LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report which is included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the quarter ended December 31, 2015, except as discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
The information required by Item 10 regarding our directors and other corporate governance matters is incorporated by reference to the Company’s proxy statement for the 2015 annual meeting of stockholders under the captions “Election of Directors”, “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management.” The information required by Item 10 regarding the Company’s executive officers is set forth below. The information required by Item 10 regarding compliance with section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the Company’s proxy statement for the 2014 annual meeting of stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

Daniel A. Ninivaggi Age 51
Daniel A. Ninivaggi is Co-Chief Executive Officer and Co-Chairman of the Board of Directors of Federal-Mogul Holdings Corporation, and Chief Executive Officer, Federal-Mogul Motorparts, based in Southfield, Michigan. Mr. Ninivaggi joined Federal-Mogul, an $8 billion global supplier of automotive powertrain and safety components, in 2010, initially serving as a member of the Board of Directors. In February 2014, he was appointed Co-Chief Executive Officer and, in May 2015, Co-Chairman of Federal-Mogul.

Mr. Ninivaggi previously served as President of Icahn Enterprises L.P. and its general partner, Icahn Enterprises G.P. Inc., from April 2010 to February 2014; as its Chief Executive Officer from August 2010 to February 2014; and as a director from March 2012 until May 2015. Icahn Enterprises is a diversified holding company with over $30 billion in assets engaged in a variety of businesses, including investment management, automotive, energy, gaming, railcar, food packaging, metals, real estate and home fashion. Icahn Enterprises is listed on NASDAQ and majority-owned by investor, Carl C. Icahn.

From 2003 until July 2009, Mr. Ninivaggi served in a variety of executive positions at Lear Corporation, an $18 billion global supplier of automotive seating and electrical power management systems and components, including as General Counsel from 2003 through 2007, as Senior Vice President from 2004 until 2006, and most recently as Executive Vice President and Chief Administrative Officer from 2006 to 2009. Prior to joining Lear Corporation, from 1998 to 2003, Mr. Ninivaggi was a partner with the law firm of Winston & Strawn LLP, specializing in corporate finance, mergers and acquisitions, and corporate governance. Mr. Ninivaggi also served as Of Counsel to Winston & Strawn LLP from July 2009 to March 2010.

Mr. Ninivaggi has been a director of numerous public and private companies, including CVR Energy, Inc., an independent petroleum refiner and marketer of high value transportation fuels, from May 2012 to February 2014; CVR GP, LLC, the general partner of CVR Partners LP, a nitrogen fertilizer company, from May 2012 to February 2014; Viskase Companies, Inc., a food packaging company, from June 2011 to February 2014; XO Holdings, a competitive provider of telecom services, from August 2010 to February 2014; Motorola Mobility Holdings, Inc., a provider of mobile communication devices, video and data delivery solutions, from December 2010 to May 2012; Tropicana Entertainment Inc., a hotel and casino operator, from January 2011 to December 2015; CIT Group Inc., a bank holding company, from December 2009 to May 2011; and Hertz Holdings Corporation, a rental car and travel company, from September 2014 to the present.

Mr. Ninivaggi received a bachelor of arts degree in history from Columbia University in 1986, a master's degree in business administration from the University of Chicago in 1988, and a juris doctorate from Stanford Law School in 1991.

Rainer Jueckstock Age 56
Mr. Jueckstock has served as Co-Chief Executive Officer, director of the Company and Chief Executive Officer of the Powertrain Segment since April 2012 and Co-Chairman of the Board since May 2015. Mr. Jueckstock joined the Company in 1990, and has served as senior vice president, powertrain energy; senior vice president, powertrain operations; senior vice president, pistons, rings and liners; vice president, rings and liners; operations director, piston rings, Europe; and managing director of the Friedberg, Germany operation. He also was sales director for rings and liners, Europe; finance controller in Burscheid, Germany; and finance manager in Dresden, Germany. Since February 2013, Mr. Jueckstock also serves on the board of directors of PLEXUS Corp.

Scott Pepin Age 48
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

Brett D. Pynnonen Age 47
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

Jérôme Rouquet Age 48
Mr. Rouquet is the Senior Vice President and Chief Financial Officer of Federal-Mogul Holdings Corporation (the “Company”). Rouquet is as well Senior Vice President Finance of the Motorparts Division. Rouquet has served as Senior Vice President Finance of Federal-Mogul Motorparts Corporation and Controller and Chief Accounting Officer of the Company since December 2013. Previously, he was interim Chief Financial Officer of the Company from August to December 2013; vice president, controller and chief accounting officer of Federal-Mogul Holdings since August 2010; and Senior Vice President Finance, Motorparts segment since July 2012. Mr. Rouquet joined Federal-Mogul Holdings in 1996 and held various finance positions of increasing responsibility at regional and group levels across multiple product lines and business units, ultimately serving as Finance Director, Vehicle Safety and Protection. Mr. Rouquet graduated in 1990 from the Institut Superieur de Gestion in Paris, France.

ITEM 11. EXECUTIVE COMPENSATION
Information with respect to compensation of executive officers and directors of the Company under the captions “Director Compensation”, “Compensation Committee Interlocks and Insider Participation,” and “Compensation Discussion and Analysis” in the Company’s proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information under the captions “Security Ownership of Certain Beneficial Owners and Management” in the Company’s proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

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
Insight Portfolio Group LLC (formally known as Icahn Sourcing, LLC)
Insight Portfolio Group, LLC (“Insight”) is an entity formed by Icahn Enterprises L.P. ("IEP") in order to maximize the potential buying power of a group of entities with which IEP has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company was a member of the buying group in 2012. Prior to December 31, 2012, the Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement.

The Company acquired a minority equity interest in Insight in 2013 and agreed to pay a portion of Insight's operating expenses in 2013. In addition to the minority equity interest held by the Company, certain subsidiaries of IEP and other entities with which IEP has a relationship also acquired minority equity interests in Insight and agreed to pay a portion of Insight’s operating expenses.
The Company’s payments to Insight were less than $0.5 million for the years ended December 31, 2015 , 2014 and 2013. The Company anticipates its 2016 payments to Insight Portfolio Group to be similar to the amounts paid in 2015.
Other related parties
IEP has a non-controlling ownership interest in Navistar, Inc. (“Navistar”) and Hertz Global Holdings Inc. (“Hertz”), and a controlling interest in XO Holdings, Inc. (“XO”). The Company’s purchases from Hertz and XO were each less than $1 million for the year ended December 31, 2015. The Company’s sales to Navistar for the year ended December 31, 2015 were $18 million.
Affiliate Pension Obligations
As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of December 31, 2015. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $101 million as of December 31, 2015. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.
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
Additional Information
Additional information required by Item 13 is incorporated herein by reference to the Company’s proxy statement for the 2016 annual meeting of stockholders under the captions “Director Independence and Controlled Company Status” and “Certain Relationships and Related-Party Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to the fees and services of the Company’s principal accountant under the caption “Fees of Independent Registered Public Accounting Firm” in the Company’s proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference and made a part of this Annual Report.

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FEDERAL-MOGUL CORPORATION AND SUBSIDIARIES

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
	(Millions of Dollars)
Year ended December 31, 2015:
Valuation allowance for trade receivables	$18	$13	$—		$(4)	(1)	$27

Year ended December 31, 2014:
Valuation allowance for trade receivables	$11	$5	$7	(2)	$(5)	(1)	$18

Year ended December 31, 2013:
Valuation allowance for trade receivables	$13	$3	$—		$(5)	(1)	$11

(1)	Uncollectible accounts charged off net of recoveries.

(2)	Acquired allowance for trade receivables.

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

10.1
Federal-Mogul Corporation 2010 Stock Incentive Plan (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2010 and filed with the Securities and Exchange Commission on June 2, 2010). †

10.2
Form of Stock Appreciation Rights Agreement (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 26, 2010 and filed with the Securities and Exchange Commission on June 2, 2010). †

10.3
Employment Agreement by and between the Company and Rainer Jueckstock dated as of April 1, 2012. (Incorporated by Reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 20, 2012 and filed with the Securities and Exchange Commission on March 14, 2012). †

10.4
Federal-Mogul 2015 Powertrain Management Incentive Plan (MIP) (Incorporated by Reference to Exhibit 10.4 to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2015 and filed with the Securities and Exchange Commission on April 29, 2015). †

10.5
Federal-Mogul 2015 Motorparts Management Incentive Plan (MIP) (Incorporated by Reference to Exhibit 10.5 to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2015 and filed with the Securities and Exchange Commission on April 29, 2015). †

10.6
Federal-Mogul 2015-2015 EVA Award Agreement-Powertrain Segment (Incorporated by Reference to Exhibit 10.6 to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2015 and filed with the Securities and Exchange Commission on April 29, 2015). †

	10.7
Federal-Mogul Motorparts Award Agreement (Incorporated by Reference to Exhibit 10.7 to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended March 31, 2015 and filed with the Securities and Exchange Commission on April 29, 2015). †

	10.8
Replacement Revolving Facility dated December 6, 2013, which is an amendment of the Term Loan and Revolving Credit Agreement, dated as of December 27, 2007, among the Company, the lenders party thereto, Citicorp USA, Inc., as Administrative Agent, JPMorgan Chase Bank, N.A., as Syndication Agent, and Wachovia Capital Finance Corporation and Wells Fargo Foothill, LLC, as Co-Documentation Agents, to amend its existing revolving credit facility to provide for a replacement revolving credit facility (Incorporated by Reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 6, 2013 and filed with the Securities and Exchange Commission on December 9, 2013).

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
FEDERAL-MOGUL HOLDINGS CORPORATION

By:	/s/ Jérôme Rouquet
Jérôme Rouquet
Senior Vice President and
Chief Financial Officer

Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel A. Ninivaggi	Co-Chairman and Co-Chief Executive Officer, Federal-Mogul Holdings Corporation Chief Executive Officer, Motorparts Division, Director	February 29, 2016
Daniel A. Ninivaggi

/s/ Rainer Jueckstock	Co-Chairman and Co-Chief Executive Officer, Federal-Mogul Holdings Corporation Chief Executive Officer, Powertrain Division, Director	February 29, 2016
Rainer Jueckstock

/s/ Jérôme Rouquet	Senior Vice President and Chief Financial Officer (Principle Financial Officer)	February 29, 2016
Jérôme Rouquet

/s/ John S. Patouhas	Vice President and Chief Accounting Officer (Principle Accounting Officer)	February 29, 2016
John S. Patouhas

/s/ SungHwan Cho	Director	February 29, 2016
SungHwan Cho

/s/ Thomas W. Elward	Director	February 29, 2016
Thomas W. Elward

/s/ George Feldenkreis	Director	February 29, 2016
George Feldenkreis

/s/ J. Michael Laisure	Director	February 29, 2016
J. Michael Laisure

/s/ Courtney Mather	Director	February 29, 2016
Courtney Mather

/s/ Michael Nevin	Director	February 29, 2016
Michael Nevin

/s/ Louis Pastor	Director	February 29, 2016
Louis Pastor

/s/ Neil S. Subin	Director	February 29, 2016
Neil S. Subin