Form 10-K/A
period 2015-12-31
Federal-Mogul Holdings Corp
filed 2016-03-30
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K/A
(Amendment No.1)
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒   No  ☐
The Registrant had 169,040,651 shares of common stock outstanding as of March 28, 2016.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

EXPLANATORY NOTE

The Company is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) to its Annual Report on Form 10-K for the year-ended December 31, 2015 (“Original 10-K”) filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016 to include the audited financial statements and related notes of Federal Mogul Powertrain Otomotiv A.S. and FM Motorparts Otomotiv A.S., which are unconsolidated joint ventures incorporated in Turkey (“Turkey Joint Ventures”).

The Company owns a 50% non-controlling interest in the Turkey Joint Ventures and accounts for them using the equity method of accounting. Pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended (“Rule 3-09”), the Turkey Joint Ventures met the significant subsidiary test for the year ended December 31, 2015. In accordance with Rule 3-09(b)(1), the audited financial statements and related notes of the Turkey Joint Ventures are being filed as an amendment to the Original 10-K within 90 days after the end of the Company’s fiscal year. The financial statements and related notes of the Turkey Joint Ventures have been prepared in accordance with generally accepted accounting principles in the United States.

Item 15 is the only portion of the Original 10-K being amended by this Form 10-K/A. In connection with the filing of this Amended 10-K and pursuant to SEC rules, the Company is including in exhibits: 1) The Combined Consolidated Financial Statements of the Turkey Joint Ventures; 2) Consent of the independent auditors of the Turkey Joint Ventures; and 3) Certifications of our CEO's and CFO. This Amended 10-K does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Amended 10-K should be read in conjunction with Federal-Mogul Holdings Corporation’s filings with the SEC subsequent to the filing of the Annual Report.

Item 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:
1. Financial Statements
The following financial statements of Federal-Mogul Holdings Corporation and its consolidated subsidiaries, and related notes and reports, were filed as part of the Annual Report on Form 10-K filed with the SEC on February 29, 2016:
Reports of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013;
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013;
Consolidated Balance Sheets as of December 31, 2015 and 2014;
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013;
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013; and,
Notes to Consolidated Financial Statements.

2. Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts of the Company and its consolidated subsidiaries was filed as part of the Annual Report on Form 10-K filed with the SEC on February 29, 2016.
All other financial statement schedules are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

3. Exhibits
The exhibits listed on the "Exhibit Index" on pages 3-5 are filed with this Amendment No. 1 on Form 10-K/A or incorporated by reference as set forth therein.

EXHIBIT INDEX

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

	21	Subsidiaries of the Registrant.

	23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP

*	23.2	Consent of Independent Registered Public Accounting Firm - ENGIN BAGIMSIZ DENETIM VE SERBEST MUHASEBECILIK MALI MUSAVIRLIK A.S.

	31.1	Certification by the Company’s Co-Chief Executive Officer pursuant to Rule 13a-14

	31.2	Certification by the Company’s Co-Chief Executive Officer pursuant to Rule 13a-14

	31.3	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

*	31.4	Certification by the Company’s Co-Chief Executive Officer pursuant to Rule 13a-14

*	31.5	Certification by the Company’s Co-Chief Executive Officer pursuant to Rule 13a-14

*	31.6	Certification by the Company’s Chief Financial Officer pursuant to Rule 13a-14

	32	Certification by the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*	32.1	Certification by the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b)

*	99	Federal Mogul Powertrain Otomotiv A.S. and FM Motorparts Otomotiv A.S.

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed Herewith
†	Management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FEDERAL-MOGUL HOLDINGS CORPORATION

By:	/s/Jérôme Rouquet
Jérôme Rouquet
Senior Vice President and
Chief Financial Officer
Dated: March 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel A. Ninivaggi	Co-Chairman and Co-Chief Executive Officer, Federal-Mogul Holdings Corporation Chief Executive Officer, Motorparts Division, Director	March 29, 2016
Daniel A. Ninivaggi

/s/ Rainer Jueckstock	Co-Chairman and Co-Chief Executive Officer, Federal-Mogul Holdings Corporation Chief Executive Officer, Powertrain Division, Director	March 29, 2016
Rainer Jueckstock

/s/ Jérôme Rouquet	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 29, 2016
Jérôme Rouquet

/s/ John S. Patouhas	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 29, 2016
John S. Patouhas

/s/ SungHwan Cho	Director	March 29, 2016
SungHwan Cho

/s/ Thomas W. Elward	Director	March 29, 2016
Thomas W. Elward

/s/ George Feldenkreis	Director	March 29, 2016
George Feldenkreis

/s/ J. Michael Laisure	Director	March 29, 2016
J. Michael Laisure

/s/ Courtney Mather	Director	March 29, 2016
Courtney Mather

/s/ Michael Nevin	Director	March 29, 2016
Michael Nevin

/s/ Louis Pastor	Director	March 29, 2016
Louis Pastor

/s/ Neil S. Subin	Director	March 29, 2016
Neil S. Subin