Form 10-Q
period 2016-03-31
Federal-Mogul Holdings Corp
filed 2016-04-27
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of April 25, 2016, there were 169,040,651 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL HOLDINGS CORPORATION
Form 10-Q
For the Three and Three Months Ended March 31, 2016

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	Three Months Ended
	March 31
	2016	2015

Net sales	$1,897	$1,835
Cost of products sold	(1,609)	(1,584)

Gross profit	288	251

Selling, general and administrative expenses	(198)	(203)
Goodwill and intangible impairment expense, net (Note 10)	—	6
Restructuring charges and asset impairments (Note 3)	(18)	(13)
Amortization expense	(15)	(14)
Other income (expense), net (Note 4)	10	(3)
Operating income (loss)	67	24

Interest expense, net	(37)	(35)
Equity earnings of nonconsolidated affiliates (Note 11)	14	12
Income (loss) from continuing operations before income taxes	44	1
Income tax (expense) benefit (Note 14)	(8)	(11)
Net income (loss)	36	(10)

Less net income attributable to noncontrolling interests	(1)	(1)
Net income (loss) attributable to Federal-Mogul	$35	$(11)

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income (loss)	$0.21	$(0.07)
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended
	March 31
	2016	2015
Net income (loss)	$36	$(10)
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments	42	(119)
Cash flow hedging income (loss), net	—	1
Postemployment benefits	4	21
Other comprehensive income (loss), net of tax	46	(97)
Comprehensive income (loss)	82	(107)
Less: Comprehensive income (loss) attributable to noncontrolling interests	4	(1)
Comprehensive income (loss) attributable to Federal-Mogul	$78	$(106)

See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in millions)

	March 31	December 31
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$252	$194
Accounts receivable, net	1,469	1,374
Inventories, net (Note 9)	1,353	1,342
Prepaid expenses and other current assets	210	188
Total current assets	3,284	3,098

Property, plant and equipment, net	2,400	2,353
Goodwill and other indefinite-lived intangible assets (Note 10)	913	903
Definite-lived intangible assets, net	391	404
Investments in nonconsolidated affiliates (Note 11)	313	296
Other noncurrent assets	176	174
TOTAL ASSETS	$7,477	$7,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt (Note 12)	$157	$138
Accounts payable	945	901
Accrued liabilities	654	582
Current portion of pensions and other postemployment benefits liability	41	40
Other current liabilities	148	159
Total current liabilities	1,945	1,820

Long-term debt (Note 12)	2,958	2,914
Pensions and other postemployment benefits liability	1,128	1,123
Long-term portion of deferred income taxes	372	367
Other accrued liabilities	90	102

Shareholders’ equity:
Preferred stock ($0.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($0.01 par value; 450,100,000 authorized shares; 170,636,151 issued shares and 169,040,651 outstanding shares as of March 31, 2016 and December 31, 2015)	2	2
Additional paid-in capital	2,899	2,899
Accumulated deficit	(761)	(796)
Accumulated other comprehensive loss	(1,275)	(1,318)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	848	770
Noncontrolling interests	136	132
Total shareholders’ equity	984	902
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,477	$7,228
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Three Months Ended
	March 31
	2016	2015
Cash Provided From (Used By) Operating Activities
Net income (loss)	$36	$(10)
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	87	83
Payments against restructuring liabilities	(11)	(16)
Equity earnings of nonconsolidated affiliates	(14)	(12)
Cash dividends received from nonconsolidated affiliates	6	—
Change in pensions and postemployment benefits	(12)	(9)
Restructuring charges and asset impairments	18	12
Deferred tax benefit	(1)	(1)
Loss on sale of equity method investment	—	11
Gain from sales of property, plant and equipment	(9)	(4)
Unrealized foreign currency transaction losses	1	—
Changes in operating assets and liabilities:
Accounts receivable	(70)	(129)
Inventories	11	(101)
Accounts payable	34	108
Other assets and liabilities	27	(31)
Net Cash Provided From (Used by) Operating Activities	103	(99)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(94)	(108)
Payments to acquire businesses, net of cash acquired	—	(305)
Net proceeds from sale of equity method investment	—	15
Net proceeds from sales of property, plant and equipment	2	8
Transfer of cash balances upon disposition of held for sale operations	(12)	—
Capital investment in nonconsolidated affiliates	(1)	—
Net Cash Provided From (Used By) Investing Activities	(105)	(390)

Cash Provided From (Used By) Financing Activities
Proceeds from term loans, net of original issue discount	15	—
Proceeds from equity rights offering net of related fees	—	250
Proceeds from borrowings on revolving line of credit	145	339
Payments on revolving line of credit	(93)	(124)
Principal payments on term loans	(11)	(7)
Decrease in other long-term debt	—	(2)
Increase in short-term debt	4	8
Net remittances on servicing of factoring arrangements	(1)	—
Net Cash Provided From (Used By) Financing Activities	59	464

Effect of foreign currency exchange rate fluctuations on cash	(11)	16

Cash and equivalents at beginning of period	194	332
Cash and cash equivalents of held for sale operations at January 1	12	—
Increase (decrease) in cash and equivalents	46	(9)
Cash and equivalents at end of period	$252	$323

Supplementary Disclosures:
Non-cash financing and investing activities:
Change in accrued property and equipment additions	$(9)	$(14)

See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(tabular information in millions, except per share amounts)

1.     DESCRIPTION OF BUSINESS

Federal-Mogul Holdings Corporation (the "Company") was incorporated as a Delaware Corporation in 2014. The Company is a leading global supplier of technology and innovation in vehicle and industrial products for fuel economy, emissions reduction, and safety systems. The Company serves the world’s foremost original equipment manufacturers (“OEM”) and servicers (“OES”) (collectively, “OE”) of automotive, light, medium and heavy-duty commercial vehicles, off-road, agricultural, marine, rail, aerospace, power generation and industrial equipment, as well as the worldwide aftermarket.

Proposed Merger Transaction
On February 29, 2016, the Company announced it received a proposal from its majority shareholder Icahn Enterprises L.P. ("IEP") to purchase the shares of the Company's common stock not owned by IEP for $7.00 per share in a merger transaction.  The Company’s Board of Directors subsequently authorized the formation of a special committee consisting of three of the four independent members of the Board of Directors and chaired by Mr. Thomas W. Elward to review and evaluate this proposal and any alternative transactions involving the Company.  Following its formation, the special committee engaged Houlihan Lokey Capital, Inc. as its financial advisor and Richards, Layton & Finger as its legal counsel.  The special committee, working with its advisors, has commenced its review and evaluation of the IEP proposal and alternatives thereto. Subsequent to submitting its proposal, IEP advised the Company’s Board of Directors that it was not considering selling its stake in Federal-Mogul at the current time.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - Interim Financial Statements
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary for a fair presentation of the results of operations, comprehensive income, financial position, and cash flows. The Company’s management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 and the Company's Amended Annual Report on Form 10-K/A for the year ended December 31, 2015 filed on March 30, 2016. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

Principles of Consolidation: The Company consolidates into its financial statements all wholly-owned and any partially-owned subsidiaries that the Company has the ability to control. Control generally equates to ownership percentage, whereby investments that are more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. See Note 11. Investment in Nonconsolidated Affiliates, for discussion regarding the Company's subsidiaries that were subject to regulatory control.

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

Concentrations of Credit Risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of accounts receivable, cash deposits, cash equivalents, and derivatives. The Company’s customer base includes virtually every significant global light and commercial vehicle manufacturer and a large number of distributors, installers, and retailers of automotive aftermarket parts. The Company’s credit evaluation process and the geographical dispersion of sales transactions help to mitigate credit risk concentration. The Company only utilizes well-known and highly creditworthy financial institutions for cash deposits and investments in cash equivalents or as a counterparty to derivative transactions.

Factoring of Accounts Receivable: Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	March 31	December 31
	2016	2015
Gross accounts receivable factored	$491	$408
Gross accounts receivable factored, qualifying as sales	$479	$401
Undrawn cash on factored accounts receivable	$1	$1

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended
	March 31
	2016	2015
Proceeds from factoring qualifying as sales	$413	$390
Financing charges	$(3)	$(2)

Accounts receivables factored but not qualifying as a sale were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including the current portion of long-term debt.”

The financing charges totaled $3 million as of March 31, 2016 and are recorded in the condensed consolidated statements of operations within “Other income (expense), net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $4 million and $11 million as of March 31, 2016 and December 31, 2015.

Changes in Accounting Principle
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires debt issuance costs related to a recognized debt liability be reported in the Consolidated Balance Sheets as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively and the Company has adopted this guidance in the first quarter of 2016. The adoption of this accounting guidance to the consolidated financial statements is summarized below:

	March 31, 2016
Condensed Consolidated Balance Sheet	Prior Accounting Principles	Effect of Accounting Change	As Reported
Other noncurrent assets	$186	(10)	$176
Long-term debt	$2,968	(10)	$2,958

	December 31, 2015
Consolidated Balance Sheet	Previously Reported	Effect of Accounting Change	Recast
Other noncurrent assets	$184	(10)	$174
Long-term debt	$2,924	(10)	$2,914

Noncontrolling Interests
The following table presents a rollforward of the changes in noncontrolling interests:

Three Months
Ended
March 31
Equity balance of noncontrolling interests as of January 1	$132

Comprehensive income (loss):
Net income	1
Foreign currency adjustments and other	3
Equity balance of noncontrolling interests as of March 31	$136

Recently Issued Accounting Pronouncements
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The amendments in the ASU are effective prospectively for fiscal years beginning after December 15, 2017, and interim periods therein, with early adoption not permitted. The Company is currently evaluating the potential effects of this pronouncement.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The standard is effective for the Company beginning January 1, 2019, with early application permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the potential effects of this pronouncement.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. The Company is currently evaluating the potential effects of this pronouncement.

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

	Three Months Ended March 31,
	2016
	Powertrain	Motorparts	Corporate	Total
Severance and other charges, net	$(12)	$(3)	$—	$(15)
Asset impairments related to restructuring activities	—	—	—	—
Total restructuring charges	(12)	(3)	—	(15)

Other asset impairments	—	—	—	—
Impairment of assets held for sale	—	(3)	—	(3)
Total asset impairment charges	—	(3)	—	$(3)
Total restructuring charges and asset impairments	$(12)	$(6)	$—	$(18)

	2015
	Powertrain	Motorparts	Corporate	Total
Severance and other charges, net	$(6)	$(6)	$—	$(12)
Asset impairments related to restructuring activities	—	—	—	—
Total restructuring charges	(6)	(6)	—	(12)

Other asset impairments	—	(1)	—	(1)
Total asset impairment charges	—	(1)	—	(1)
Total restructuring charges and asset impairments	$(6)	$(7)	$—	$(13)

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

Restructuring opportunities include potential plant closures and employee headcount reductions in various countries that require consultation with various parties including, but not limited to, unions/works councils, local governments, and/or customers. The consultation process can take a significant amount of time and affect the final outcome and timing. The Company's policy is to record a provision for qualifying restructuring costs in accordance with the applicable accounting guidance when the outcome of such consultations becomes probable.

Management expects to finance its restructuring programs through cash generated from its ongoing operations or through cash available under its existing credit facility, subject to the terms of applicable covenants. Management does not expect that the execution of these programs will have an adverse effect on its liquidity position.

The following table provides a quarterly summary of the Company’s restructuring liabilities and related activity as of and for the three months ended March 31, 2016 and three months ended March 31, 2015 by reporting segment:

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
Balance at December 31, 2015	$33	$47	$80	$—	$80
Provisions	12	3	15	—	15
Payments	(5)	(6)	(11)	—	(11)
Acquisitions	—	—	—	—	—
Foreign Currency	1	1	2	—	2
Balance at March 31, 2016	$41	$45	$86	$—	$86

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
Balance at December 31, 2014	$36	$16	$52	$1	$53
Provisions	6	6	12	—	12
Payments	(10)	(5)	(15)	(1)	(16)
Acquisitions	2	—	2	—	2
Foreign Currency	(3)	(1)	(4)	—	(4)
Balance at March 31, 2015	$31	$16	$47	$—	$47

The following table provides a quarterly summary of the Company’s restructuring liabilities and related activity for each type of exit cost as of and for the three months ended March 31, 2016 and three months ended March 31, 2015. As the table indicates, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Closure and Other Costs	Total
Balance at December 31, 2015	$79	$1	$80
Provisions	13	2	15
Payments	(9)	(2)	(11)
Acquisitions	—	—	—
Foreign Currency	2	—	2
Balance at March 31, 2016	$85	$1	$86

	Employee Costs	Facility Closure and Other Costs	Total
Balance at December 31, 2014	$51	$2	$53
Provisions	10	2	12
Payments	(13)	(3)	(16)
Acquisitions	2	—	2
Foreign Currency	(4)	—	(4)
Balance at March 31, 2015	$46	$1	$47

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. The Company did not change its estimate of any previously recorded liabilities during the three months ended March 31, 2016 or 2015.

Restructuring charges and asset impairments for the three months ended March 31, 2016 were comprised of $12 million related to the Powertrain segment and $6 million related to the Motorparts segment. The charges include severance related costs of $7 million in EMEA, $3 million in North America, and $1 million in ROW for the Powertrain segment. In addition, there was $1 million in other costs in ROW for the Powertrain segment. For the Motorparts segment, the charges include severance related costs of $2 million and other costs of $1 million in North America. In addition, there was $3 million in asset impairments in EMEA for the Motorparts segment.

Restructuring expenses for the three months ended March 31, 2016 are aimed at optimizing the Company's cost structure. We expect to complete these programs in 2017 and incur additional restructuring and other charges of approximately $1 million. For programs previously initiated in prior periods, we expect to complete these programs in 2018 and incur additional restructuring and other charges of approximately $5 million.

See Note 6, Assets Held for Sale, for further details related to the $3 million impairment loss on assets held for sale for the three months ended March 31, 2016.

4.	OTHER INCOME (EXPENSE), NET
The specific components of “Other income (expense), net” are as follows:

	Three Months Ended
	March 31
	2016	2015
Loss on sale of equity method investment(a)	$—	$(11)
Gain on sale of assets	9	4
Foreign currency exchange	(2)	1
Third-party royalty income	2	2
Legal separation costs	—	(2)
Financing charges	(3)	(2)
Other	4	5
	$10	$(3)
(a) See Note 11. Investment in Nonconsolidated Affiliates, for further details.

In the three months ended March 31, 2016, the other income (expense), net included the recognition of a $9 million gain related to the sale of real estate made in a prior year. The gain and receipt of the proceeds was contingent upon the property's redevelopment by the buyer.

5.    ACQUISITIONS

TRW Engine Components Acquisition
Pursuant to the Amended and Restated Share and Asset Purchase Agreement dated January 23, 2015, the Company completed the acquisition of TRW’s valvetrain business and closed the transaction on February 6, 2015. The business was acquired through a combination of asset and stock purchases for a purchase price of approximately $309 million. On July 7, 2015, the Company completed the purchase of certain additional business assets of the TRW's valvetrain business. The business was acquired through stock purchases for a base purchase price of approximately $56 million. The purchase includes a $25 million noncontrolling interest related to a 66% stake in a majority owned entity the Company consolidates into its financial statements. The acquisition was funded primarily from the Company's available revolving line of credit and is subject to certain customary closing and post-closing adjustments. The acquisition of TRW’s valvetrain business adds a completely new product line to the Company's portfolio, strengthens the Company's position as a leading developer and supplier of core components for engines, and enhances the Company's ability to support its customers to improve fuel economy and reduce emissions.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the acquisition date:

Fair Value
Cash	$14
Accounts receivable, net	31
Inventory, net	36
Property, plant and equipment, net	234
Goodwill	74
Other identified intangible assets	107
Accounts payable	(22)
Accrued liabilities	(39)
Acquired postemployment benefits	(46)
Other net assets	1
Total identifiable net assets	$390

In addition to the benefits noted above, goodwill is created from the expected synergies through the integration of the engine components business into the existing Powertrain segment which will allow for improved profitability.

Proforma Results
The following proforma results for the three months ended March 31, 2016 and 2015 assume the purchase of the TRW valvetrain business occurred as of the beginning of 2015 and are inclusive of provisional purchase price adjustments. The proforma results are not necessarily indicative of the results that actually would have been obtained.

	Three Months Ended
	March 31
	2016	2015
Net sales	$1,897	$1,879

Net income (loss) attributable to Federal-Mogul	$35	$(11)

Earnings (loss) per share attributable to Federal-Mogul - basic and diluted	$0.21	$(0.07)

During the three months ended March 31, 2016, the Company did not record any transaction related expenses. During the three months ended March 31, 2015 the Company recorded $1 million in transaction related expenses, primarily legal and other professional fees, associated with the acquisition of certain assets of the TRW engine components business. These expenses were recorded in "Selling, general and administrative expenses" within the condensed consolidated statements of operations.

6.    ASSETS HELD FOR SALE

Held for Sale Operations
The Company classifies assets and liabilities as held for sale ("disposal group") when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. The Company also considers whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn.

The Company aggregates the assets and aggregates the liabilities of all held-for-sale disposal groups on the balance sheet for the period in which the disposal group is held for sale.

In the first quarter 2016, the Company classified land and building of one of its closed Motorparts aftermarket sites as held for sale. The net book value of the assets was $3 million and the Company accepted an offer of to sell the site. The Company has recorded an impairment loss in the amount of $3 million for the three months ended March 31, 2016 which has been included in "Restructuring charges and asset impairments, net" in the condensed consolidated statements of operations. The remaining asset balance has been recorded in "Prepaid expenses and other current assets" as of March 31, 2016.

In the first quarter 2016, the Company has engaged in the process to sell one of its closed facilities in the Motorparts segment. The net book value of the assets, which mainly consists of the land and building, is $2 million. The closed facility meets held for sale accounting treatment and the related assets have been recorded in "Prepaid expenses and other current assets" as of March 31, 2016.

In the first quarter 2016, the Company entered into a sales purchase agreement to sell the assets of one of its closed Powertrain manufacturing locations. The net book value of the assets, which mainly consists of the land and building is $1 million. The agreed upon sales price is in excess of net book value and the related assets have been recorded in "Prepaid expenses and other current assets" as of March 31, 2016.

In 2015, the Company entered into a share agreement to sell 100% of the shares of one of its subsidiaries in the Powertrain segment along with certain related assets of another subsidiary. The Company classified the assets and liabilities related to this transaction as held for sale. Prior to December 31, 2015, the Company contributed $12 million in cash to the subsidiary. The transaction closed on January 1, 2016 with no additional amounts recognized for the three months ended March 31, 2016.

7.	DERIVATIVES AND HEDGING ACTIVITIES

Commodity Price Risk
The Company’s production processes are dependent upon the supply of certain raw materials that are exposed to price fluctuations on the open market. The primary purpose of the Company’s commodity price forward contract activity is to manage the volatility associated with forecasted purchases. The Company monitors its commodity price risk exposures regularly to maximize the overall effectiveness of its commodity forward contracts. Principal raw materials hedged include copper, nickel, tin, zinc, high-grade aluminum, and aluminum alloy. Forward contracts are used to mitigate commodity price risk associated with raw materials, generally related to purchases forecast for up to fifteen months in the future.

Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	March 31	December 31
	2016	2015
Combined notional value	$21	$28
Combined notional value designated as hedging instruments	$21	$28
Unrealized net loss recorded in “Accumulated other comprehensive loss”	$(2)	$(2)

The Company has designated these contracts as cash flow hedging instruments and has a net liability position related to these instruments in the amount of $2 million and $3 million as of March 31, 2016 and December 31, 2015. The Company records unrecognized gains and losses in other comprehensive income and makes regular reclassifying adjustments into "Cost of products sold" within the condensed consolidated statement of operations when amounts are recognized. For the three months ended March 31, 2016 and March 31, 2015, the Company recognized $1 million and $2 million of losses into other comprehensive income and has reclassified $1 million of losses and $1 million of gains into "Cost of products sold" within the condensed consolidated statement of operations.

Substantially all of the commodity price hedge contracts mature within one year.

Foreign Currency Risk
The Company manufactures and sells its products in North America, South America, Asia, Europe, Australia, and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with the Company's commodity hedging program. In order to obtain critical terms match for commodity exposure, the Company engages the use of foreign exchange contracts. The Company did not hold any foreign currency price hedge contracts at March 31, 2016 or December 31, 2015. For the three months ended March 31, 2016 and March 31, 2015 there were no amounts reclassified into net income.

Concentrations of Credit Risk
Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts at March 31, 2016 and 2015 is not material.

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

8.	FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), clarifies fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based upon assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Items Measured at Fair Value on a Recurring Basis
Assets and liabilities remeasured and disclosed at fair value on a recurring basis at March 31, 2016 and December 31, 2015 are set forth in the table below:

	Liability	Level 2
March 31, 2016
Commodity contracts	$(2)	$(2)
December 31, 2015
Commodity contracts	$(3)	$(3)

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

During the three months ended March 31, 2016 and March 31, 2015 the Company recorded impairment charges of $3 million and $1 million related to property, plant, and equipment, which have been recorded within "Restructuring charges and asset impairments, net" in the condensed consolidated statement of operations.

The Company's investment in nonconsolidated affiliates is discussed further in Note 11, Investment in Nonconsolidated Affiliates.

Financial Instruments not Carried at Fair Value
Estimated fair values of the Company’s term loans under the Credit Agreement were:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Measurement Approach
Term Loans	$2,553	$2,323	$2,559	$2,273	Level 2

Fair value approximates carrying value for foreign debt as well as the U.S. revolver.

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of March 31, 2016 and 2015. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

9.	INVENTORIES
Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out method at March 31, 2016 and December 31, 2015. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	March 31	December 31
	2016	2015
Raw materials	$278	$254
Work-in-process	190	175
Finished products	1,012	1,027
	1,480	1,456
Inventory valuation allowance	(127)	(114)
	$1,353	$1,342

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in the net carrying amounts of goodwill by segment are as follows:

	Three Months Ended March 31, 2016
	Powertrain	Motorparts	Total
Net carrying amount, January 1	$512	$161	$673
Acquisitions and purchase accounting adjustments	6	—	6
Foreign exchange	6	—	6
Net carrying amount, March 31	$524	$161	$685

	Powertrain	Motorparts	Total
Accumulated impairment charges at March 31, 2016 and December 31, 2015	$136	$648	$784

The Company conducts its assessment for goodwill impairments on October 1 of each year for all reporting units. Due to the complexity of the 2015 second step goodwill impairment test, the Company has not finalized its assessment as of March 31, 2016. Based on the preliminary results of the annual impairment test the Company recorded an estimate of goodwill charges of $44 million as of December 31, 2015.

At March 31, 2016 and December 31, 2015, intangible assets consist of the following

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Developed technology	$138	$(90)	$48	$140	$(86)	$54
Customer relationships	687	(344)	343	683	(333)	350
	$825	$(434)	$391	$823	$(419)	$404

Indefinite-lived intangible assets:
Trademarks and brand names			$228			$230

The Company's recorded amortization expense associated with definite-lived intangible assets was:

	Three Months Ended
	March 31,
	2016	2015
Amortization expense	$15	$14

The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows:

	Remaining 2016	2017	2018	2019	2020	2021 and thereafter	Total
Expected amortization expenses	$44	58	49	49	49	142	$391

11.	INVESTMENT IN NONCONSOLIDATED AFFILIATES

The Company maintains investments in several nonconsolidated affiliates, which are located in China, Korea, Turkey, India, Germany, and the United States. With the exception of the deconsolidated business discussed below, the Company generally equates control to ownership percentage whereby investments that are more than 50% owned are consolidated.

The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s affiliations are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	March 31	December 31
	2016	2015
Investments in nonconsolidated affiliates	$313	$296

Direct ownership percentages	2% to 50%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to nonconsolidated affiliates:

	Three Months Ended
	March 31
	2016	2015
Equity earnings of nonconsolidated affiliates	$14	$12

Cash dividends received from nonconsolidated affiliates	$6	$—

The following tables present summarized aggregated financial information of the Company’s nonconsolidated affiliates for the three months ended March 31, 2016 and 2015. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company's proportionate share.

	Three Months Ended March 31, 2016
Statements of Operations	Turkey JVs	Anqing TP Goetze	All Other	Total
Sales	$91	$39	$112	$242
Gross profit	$24	$12	$25	$61
Income from continuing operations	$18	$9	$15	$42
Net income	$14	$9	$14	$37

	Three Months Ended March 31, 2015
Statements of Operations	Turkey JVs	Anqing TP Goetze	All Other	Total
Sales	$82	$47	$84	$213
Gross profit	$19	$15	$9	$43
Income from continuing operations	$15	$13	$5	$33
Net income	$12	$13	$5	$30

In  January 2015, Federal-Mogul Piston Segman ve Gomlek Uretim Tesisleri A.S was dissolved to form two separate joint ventures, Federal-Mogul Motorparts Otomotiv A.S and Federal-Mogul Powertrain Otomotiv A.S. The Company retained a 50% noncontrolling interest in the new joint ventures. These entities, along with Federal-Mogul Izmit Piston ve Pim Uretim Tesisleri A.S. and Federal Mogul Dis Ticaret A.S. are collectively referred to herein as the Turkey JVs.

As part of the regulatory approval related to an acquisition, the Company committed to divest, or procure the divestiture of the commercial and light vehicle brake pads business relating to the original equipment manufacturers market in the European Economic Area. As such, the Company deconsolidated these subsidiaries and accounted for them as equity method investments until disposition. The disposition was completed in the first quarter of 2015. As a result, the Company recognized an $11 million loss on disposal recorded in the line item "Other income (expense), net" in the condensed consolidated statements of operations.

12.    DEBT

The following is a summary of debt outstanding as of March 31, 2016 and December 31, 2015:

	March 31	December 31
	2016	2015
Loans under facilities:
Revolver	$390	$340
Tranche B term loan	690	691
Tranche C term loan	1,871	1,876
Debt discount	(8)	(8)
Unamortized debt issuance fees	(10)	(10)
Other debt, primarily foreign instruments	182	163
	3,115	3,052
Less:
Short-term debt, including current maturities of long-term debt	(157)	(138)
Total long-term debt	$2,958	$2,914

During the three months ended March 31, 2016 the Company increased its borrowing capacity under its revolving line of credit by $50 million up to $600 million.

The Replacement Revolving Facility has an available borrowing base of $170 million and $40 million of letters of credit outstanding at March 31, 2016, pertaining to the term loan credit facility. To the extent letters of credit associated with the Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.

Interest expense associated with the amortization of the debt issuance costs recognized in the Company’s condensed consolidated statements of operations, consists of the following:

	Three Months Ended
	March 31
	2016	2015
Amortization of debt issuance fees	$1	$1

13.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postretirement Benefits” or "OPEB") for certain employees and retirees around the world.

Components of net periodic benefit cost (credit) for the three months ended March 31, 2016 and 2015 are as follows:

	Pension Benefits				Other Postretirement
	United States Plans		Non-U.S. Plans		Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$1	$1	$3	$4	$—	$—
Interest cost	12	12	3	2	3	3
Expected return on plan assets	(12)	(15)	—	—	—	—
Amortization of actuarial losses	3	3	1	3	1	2
Amortization of prior service credits	—	—	—	—	(1)	(1)
Net periodic benefit cost (credit)	$4	$1	$7	$9	$3	$4

14.	INCOME TAXES

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three months ended March 31, 2016, the Company recorded income tax expense of $8 million on income from continuing operations before income taxes of $44 million. This compares to income tax expense of $11 million on income from operations before income taxes of $1 million in the same period of 2015. Income tax expense for the three months ended March 31, 2016 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits, partially offset by pre-tax income taxed at rates lower than the U.S. statutory rate. Income tax expense for the three months ended March 31, 2015 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits.

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

Total environmental liabilities, determined on an undiscounted basis, are included in the condensed consolidated balance sheets as follows:

	March 31	December 31
	2016	2015
Other current liabilities	$5	$4
Other accrued liabilities (noncurrent)	9	10
	$14	$14

Management believes that recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event that such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. At March 31, 2016, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $43 million.

Asset Retirement Obligations
The Company’s primary asset retirement obligations ("ARO") activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation that an operating site may be closed or sold. ARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique.

For those sites that the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both ARO and impairment issues.

The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the condensed consolidated balance sheets as follows:

	March 31	December 31
	2016	2015
Other current liabilities	$2	$2
Other accrued liabilities (noncurrent)	14	14
	$16	$16

The following is a rollforward of the Company’s ARO liability for the period ended March 31, 2016 and 2015:

Balance at December 31, 2015	16
Liabilities incurred	—
Liabilities settled/adjustments	—
Foreign Currency	—
Balance at March 31, 2016	$16

Balance at December 31, 2014	$24
Liabilities incurred	—
Liabilities settled/adjustments	(3)
Foreign Currency	(2)
Balance at March 31, 2015	$19

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

Affiliate Pension Obligations
As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of March 31, 2016. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $91 million as of March 31, 2016. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.

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

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

16.	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX)

The following represents the Company’s changes in accumulated other comprehensive loss ("AOCL") by component for the three months ended March 31, 2016:

	Three Months Ended March 31,
	2016	2015

Foreign currency translation adjustments and other
Balance at beginning of period	$(714)	$(482)
Other comprehensive income (loss) before reclassification adjustment, net of tax	40	(117)
Reclassification from other comprehensive income (loss)(a)	(1)	—
Other comprehensive loss, net of tax	39	(117)
Balance at end of period	$(675)	$(599)

Pensions and postretirement benefits
Balance at beginning of period	$(587)	$(643)
Other comprehensive income (loss) before reclassifications	—	14
Reclassification from other comprehensive income (loss)(b)	4	7
Other comprehensive income (loss), net of tax	4	21
Balance at end of period	$(583)	$(622)

Hedge instruments
Balance at beginning of period	$(17)	$(17)
Other comprehensive income (loss) before reclassifications(c)	—	1
Other comprehensive income (loss), net of tax	—	1
Balance at end of period	$(17)	$(16)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax(d)	3	(2)

(a) Includes accumulated foreign currency translation on sale of foreign entity. Refer to Note 6 for additional information.
(b) Includes amortization of prior service costs/credits and actuarial gains/losses which are included in cost of products sold, and selling, general, and administrative. Refer to Note 13 for additional information.

(c) Includes commodity contacts and foreign currency contracts which are included in cost of products sold. Refer to Note 7 for additional information.
(d) Consists of foreign currency translation adjustments.

17.	STOCK-BASED COMPENSATION

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

The Company has total outstanding awards of approximately 238,000 and 603,000 as of March 31, 2016 and December 31, 2015. As of March 31, 2016, all 2011 SARs and all 2010 SARs were expired.

The Company did not recognize any SARs income for the three months ended March 31, 2016 and recognized $1 million in income for the three months ended March 31, 2015.

18.	INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share attributable to Federal-Mogul:

	Three Months Ended
	March 31
	2016	2015
Amounts attributable to Federal-Mogul:
Net income (loss)	$35	$(11)

Weighted average shares outstanding, basic and diluted (in millions)	169.0	151.3

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income (loss)	$0.21	$(0.07)

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

Net sales, cost of products sold and gross profit information are as follows:

	Three Months Ended March 31
	Net Sales		Cost of Products Sold		Gross Profit
	2016	2015	2016	2015	2016	2015
Powertrain	$1,128	$1,138	$(992)	$(996)	$136	$142
Motorparts	831	773	(679)	(664)	152	109
Inter-segment eliminations	(62)	(76)	62	76	—	—
Total Reporting Segment	$1,897	$1,835	$(1,609)	$(1,584)	$288	$251

Inter-segment eliminations attributable to sales from Powertrain to Motorparts	$54	$67
Inter-segment eliminations attributable to sales from Motorparts to Powertrain	$9	$10

Operational EBITDA and the reconciliation to net income (loss) are as follows:

	Three Months Ended March 31
	2016	2015
	(millions of dollars)
Powertrain	$119	$111
Motorparts	74	31
Total Operational EBITDA	193	142

Items required to reconcile Operational EBITDA to EBITDA:
Restructuring charges and asset impairments (a)	(18)	(13)
Goodwill and intangible impairment expense, net	—	6
Loss on sale of equity method investment	—	(11)
Financing charges	(3)	(2)
Acquisition related costs	—	(4)
Segmentation costs	—	(1)
Other (b)	(4)	2
EBITDA	168	119

Items required to reconcile EBITDA to net income (loss):
Depreciation and amortization	(87)	(83)
Interest expense, net	(37)	(35)
Income tax (expense) benefit	(8)	(11)
Net income (loss)	$36	$(10)

	Three Months Ended March 31
Footnotes:	2016	2015
(a) Restructuring charges and asset impairments, net:	(millions of dollars)
Restructuring charges related to severance and other charges, net	$(15)	$(12)
Asset impairments, including impairments related to restructuring activities	(3)	(1)
Total Restructuring charges	(18)	(13)

(b) Other reconciling items:
Non-service cost components associated with U.S. based funded pension plans	(3)	—
Stock appreciation rights	—	1
Other	(1)	1
	$(4)	$2

Total assets are as follows:

	March 31	December 31
	2016	2015
Powertrain	$4,198	$3,997
Motorparts	3,135	3,141
Total Reporting Segment Assets	7,333	7,138
Corporate	144	90
Total Company Assets	$7,477	$7,228

20.     RELATED PARTY TRANSACTIONS

Insight Portfolio Group, LLC (“Insight”) is an entity formed and controlled by IEP in order to maximize the potential buying power of a group of entities with which IEP has a relationship in negotiating with a wide range of suppliers of goods, services, and tangible and intangible property at negotiated rates. The Company acquired a minority equity interest in Insight and agreed to pay a portion of Insight’s operating expenses beginning in 2013. In addition to the minority equity interest held by the Company, certain subsidiaries of IEP and other entities with which IEP has a relationship also acquired equity interests in Insight and also agreed to pay certain operating expenses.

The Company’s payments to Insight were less than $0.5 million for the years ended December 31, 2015 and 2014.

On June 1, 2015, IEP, the Company's parent, completed an acquisition of substantially all of the assets of Uni-Select USA, Inc. and Beck/Arnley Worldparts, Inc. comprising the U.S. automotive parts distribution of Uni-Select Inc ("Uni-Select"). Subsequent to the IEP acquisition of Uni-Select, Uni-Select changed its name to Auto Plus. Auto Plus is operated independently from the Company and transactions with Auto Plus are approved by the Company's audit committee in accordance with the Company's policy regarding related party transactions. In connection with IEP's acquisition of Auto Plus, Mr. Icahn resigned from the Company's board of directors and Daniel A. Ninivaggi, Co-Chief Executive Officer of the Company resigned from the board of directors of IEP.

The Company had $13 million of sales for the three months ended March 31, 2016 to Auto Plus and $15 million of accounts receivable outstanding from Auto Plus as of March 31, 2016.

On February 3, 2016, IEP acquired a majority of the outstanding shares of Pep Boys - Manny, Moe & Jack ("Pep Boys"), a leading aftermarket provider of automotive service, tires, parts and accessories across the United States and Puerto Rico. On February 4, 2016, IEP completed the acquisition of the remaining outstanding shares of Pep Boys.

The Company had $1 million of sales for the three months ended March 31, 2016 to Pep Boys and $1 million of accounts receivable outstanding from Pep Boys as of March 31, 2016.

21.    SUBSEQUENT EVENTS

On April 18, 2016, the Company entered into a purchase agreement to acquire a filter manufacturing business in Mexico, which primarily serves the Mexican market. The proposed purchase price is $24 million.

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
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 and the Company's Amended Annual Report on Form 10-K/A for the year ended December 31, 2015 filed on March 30, 2016, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References herein to the “Company,” “Federal-Mogul,” “we,” “us,” “our” refer to Federal-Mogul Holdings Corporation.

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

Proposed Merger Transaction: On February 29, 2016, the Company announced it received a proposal from its majority shareholder Icahn Enterprises, L.P. ("IEP") to purchase the shares of the Company's common stock not owned by IEP for $7.00 per share in a merger transaction.  The Company’s Board of Directors subsequently authorized the formation of a special committee consisting of three of the four independent members of the Board of Directors and chaired by Mr. Thomas W. Elward to review and evaluate this proposal and any alternative transactions involving the Company.  Following its formation, the special committee engaged Houlihan Lokey Capital, Inc. as its financial advisor and Richards, Layton & Finger as its legal counsel.  The special committee, working with its advisors, has commenced its review and evaluation of the IEP proposal and alternatives thereto. Subsequent to submitting its proposal, IEP advised the Company’s Board of Directors that it was not considering selling its stake in Federal-Mogul at the current time.

Financial Results for the Three Months Ended March 31, 2016: Consolidated net sales were $1,897 million, an increase of $62 million, or 3.4%. The increase was primarily driven by a 7.1% increase in sales volumes of $117 million (which included a $50 million benefit from acquisitions) and was substantially offset by a $52 million unfavorable effect of foreign currency exchange.

Cost of products sold was $1,609 million for the three months ended March 31, 2016, an increase of $25 million, or 1.6%. The increase was primarily driven by $95 million in incremental costs related to higher sales volumes attributable to organic growth and acquisitions. This was partially offset by the $44 million favorable effect of foreign currency exchange and $26 million of savings from net performance.

Gross profit increased by $37 million to $288 million, or 15.2% of sales, for the three months ended March 31, 2016 compared to $251 million, or 13.7% of sales, for the three months ended March 31, 2015. The increase was primarily driven by the favorable effects of higher sales volumes (net of changes in mix) of $22 million, which included the effect from acquisitions, and a $23 million favorable effect of performance, which was offset by the negative effects of foreign currency exchange.

For the three months ended March 31, 2016:

•
Net income attributable to Federal-Mogul for the three months ended March 31, 2016 was $35 million which included other income of $9 million (net of tax) related to the recognition of a gain on the sale of real estate made in a prior year, and restructuring charges and asset impairments of $18 million.

•
Restructuring charges and asset impairments were comprised of $12 million related to the Powertrain segment and $6 million related to the Motorparts segment. The charges includes $15 million of costs related to severance and other charges are $7 million in EMEA, $6 million in North America, and $2 million in ROW, primarily focused on optimizing our cost structure. In addition, there was $3 million in asset impairments in EMEA.

•
Total debt, including short-term debt and current portion of long-term debt, increased by $63 million. The increase was primarily attributable to net borrowings on the revolving line of credit of $46 million. These net borrowings partially attributed to the $58 million increase in cash during the three months ended March 31, 2016. We had $252 million of cash and $170 million of availability under our credit facilities at March 31, 2016.

Recent Trends and Market Conditions:
There is inherent uncertainty in the continuation of the trends discussed below. In addition, there may be other factors or trends that can have an effect on our business. Our business and operating results are affected by the relative strength of:

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

Global vehicle production levels: Global vehicle production increased by 0.7 percent in the first quarter of 2016. European vehicle production rose 1.6 percent and North American vehicle production increased 4.0 percent, with positive growth in Canada and the United States. Vehicle production in the Asia-Pacific region increased just over 1 percent, reaching another record high. Among the major regions, only South America posted a decline during the three months ended March 31, 2016, down 30.8 percent.

Global vehicle sales levels: Global vehicle sales increased by 2.3 percent in the first quarter of 2016. European vehicle sales rose 3.2 percent and North American vehicles sales increased 4.5 percent, with positive growth in Canada, Mexico and the United States. Vehicle sales in the Asia-Pacific region increased 3.0 percent, reaching another record high. Among the major regions, only South America posted a decline during the three months ended March 31, 2016, which was down 19.7 percent.

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

Recent decline in oil prices: The volatility in recent oil prices, which are generally at historic lows, results in lower fuel prices for consumers.  However, on an aggregate level, the losses from these lower prices have been larger and quicker than expected as energy companies cut back on investment and lay off workers, while the gains are smaller and slower to materialize, as the majority of this extra discretionary income has been offset by paying off debt, precautionary saving, and slower income growth.   But for some households, lower fuel prices do provide more discretionary income for a variety of purchases, including new vehicle sales, which increases demand for production parts from OEMs.  That additional income can also support vehicle repairs and tends to encourage more driving miles, which in turn accelerates wear on vehicle components, accelerating the need for replacements.

Foreign currencies: Given the global nature of our operations, we are subject to fluctuations in foreign exchange rates and there has been significant volatility in foreign currency rates.

Strategy:
Our strategy is to develop and deliver leading technology, innovation, and service capabilities which result in market share expansion in the OE market and aftermarket. Our strategy is designed to create sustainable global profitable growth by leveraging existing and developing new economic advantages. This strategy consists of the following:

Extending our global reach to support our OE and aftermarket customers, furthering our relationships with leading Asian OEs and strengthening market share with U.S. and European OEs.
Our company conducts business with the majority of OE/OES providers, as well as leading automotive aftermarket warehouse distributors and retailers, around the world. Within the highly competitive automotive parts industry, we enjoy and seek to extend the significant advantage that comes from our world-class manufacturing and global distribution footprint. This footprint enables the production and delivery of premium parts emphasizing quality, safety and reliability virtually anywhere in the world and also supports the continual innovation of new products and technologies. During 2015, we acquired TRW’s valvetrain business, which adds a completely new product line to our product portfolio, and strengthens our position as a leading developer and supplier of core components for engines. In late 2015 we opened a new state-of-the-art wiper production facility in southeastern Romania serving both OE and aftermarket customers throughout Europe. We are in the process of expanding our braking production capacity in an existing braking plant in Romania and also investing in our manufacturing footprint in Mexico, Eastern Europe, and Africa.

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
During 2015, we executed on various marketing campaigns and significantly expanded the digital presence of our premium brands. We also launched a series of 'Tech First' initiatives to provide online, on-demand, and onsite technical training and support to vehicle repair technicians who use and install our products. This initiative included the opening of 'Garage Gurus,' a nationwide technical education network consisting of 10 technical support centers and a fleet of mobile training vans in major U.S. markets; a repair shop engagement program in France and Germany; and the opening of the company’s first technical training and support center in China.

Aggressively pursue cost competitiveness in all business segments by continuing to drive productivity in existing operations, consolidating and relocating manufacturing operations to best cost countries, utilizing our strategic alliances, and rationalizing business resources and infrastructure.
Restructuring expenses for the three months ended March 31, 2016 primarily related to our Powertrain locations and were aimed at reducing production complexities, and reducing inefficiencies in indirect and fixed costs structures.

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

Consolidated Results – Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

	Three Months Ended March 31		$ Variance
	2016	2015	2016 v 2015
	(millions of dollars)
Consolidated Statement of Operations Data
Net sales	$1,897	$1,835	$62
Cost of products sold	(1,609)	(1,584)	(25)
Gross profit	288	251	37
Selling, general and administrative expenses	(198)	(203)	5
Goodwill and intangible impairment expense, net	—	6	(6)
Restructuring charges and asset impairments	(18)	(13)	(5)
Amortization expense	(15)	(14)	(1)
Other income (expense), net	10	(3)	13
Interest expense, net	(37)	(35)	(2)
Equity earnings of nonconsolidated affiliates	14	12	2
Income tax (expense) benefit	(8)	(11)	3
Net income (loss) from continuing operations	36	(10)	46
Less net income attributable to noncontrolling interests	(1)	(1)	—
Net income (loss) attributable to Federal-Mogul	$35	$(11)	$46

Comparison of Three Months Ended March 31, 2016 to Three Months Ended March 31, 2015

Sales: Consolidated net sales increased by $62 million, or 3.4%, compared to the three months ended March 31, 2015. The increase was primarily driven by a 7.1% increase in sales volumes of $130 million (which included a $50 million benefit from acquisitions) and was substantially offset by a $52 million unfavorable effect of foreign currency exchange.

Cost of Sales: Cost of products sold increased by $25 million compared to the three months ended March 31, 2015. The increase was primarily driven by $95 million in incremental costs related to higher sales volumes attributable to organic growth and acquisitions. This was partially offset by the $44 million favorable effect of foreign currency exchange and $26 million of savings from net performance.

Gross Profit: Gross profit as a percentage of sales, for the three months ended March 31, 2016 was 15.2% compared to 13.7% for the three months ended March 31, 2015. Gross profit increased by $37 million compared to the three months ended March 31, 2015. The increase was primarily driven by the favorable effects of higher sales volumes (net of changes in mix) of $22 million, which included the effect from acquisitions, and a $23 million favorable effect of performance, which was offset by the negative effects of foreign currency exchange.

Selling, General and Administrative Expense: Selling, general and administrative expenses (“SG&A”) as a percentage of sales, was 10.4% for the three months ended March 31, 2016 as compared to 11.1% for the year ended three months ended March 31, 2015. This decrease of $5 million is primarily attributable to cost savings partially resulting from previous restructuring programs of $6 million and favorable foreign exchange of $4 million, partially offset by higher pension costs of $3 million and increased SG&A attributable to acquisitions of $2 million. SG&A includes research and development (“R&D”) costs, including product and validation costs, of $50 million and $51 million for the three months ended March 31, 2016 and March 31, 2015.

Goodwill and intangible impairment expense, net: During the first quarter 2015, an adjustment of $6 million was recorded reducing a previously recognized impairment charge as a result of the completion of our step two goodwill analysis for the year-ended December 31, 2014.

Restructuring charges and asset impairments: Restructuring charges and asset impairments increased by $5 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. This increase was primarily related to higher severance and other charges of $3 million, primarily related to our restructuring efforts in EMEA and ROW aimed at optimizing our cost structure, and an increase of $2 million in impairment charges related to long lived assets in EMEA.

Amortization expense: Amortization expense increased $1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily driven by the acquisition of the TRW valvetrain business.

Equity earnings of nonconsolidated affiliates: Equity in earnings of nonconsolidated affiliates increased by $2 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The increase was primarily driven by the additional investment in one of our China joint ventures included in the results for the three months ended March 31, 2016.

Interest Expense, Net: Net interest expense was $37 million for the three months ended March 31, 2016 compared to $35 million for the three months ended March 31, 2015. This increase is primarily attributable to the higher interest rate on borrowings under our revolving credit facilities.

Other Income (Expense), Net: Other expense, net was $10 million for the three months ended March 31, 2016 compared to $(3) million for the three months ended March 31, 2015. The primary reason for the increase is the recognition of a $9 million gain (net of tax) in the three months ended March 31, 2016 related to a prior year sale of real estate. The gain and receipt of the proceeds was contingent upon the property's redevelopment by the buyer. In addition, the three months ended March 31, 2015 includes non-recurring items, most notable being the loss on the sale of an equity method investment of $11 million and the gain on the sale of real estate of $4 million.

Income tax (expense) / benefit: For the three months ended March 31, 2016, we recorded an income tax expense of $8 million on income from continuing operations before income taxes of $44 million, compared to income tax expense of $11 million on income from continuing operations before income taxes of $1 million for the three months ended March 31, 2015.

Reporting Segment Results – Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

2016 Sales Analysis:

Sales by Region:
	Powertrain	%	Motorparts	%
	(millions of dollars)
North America	$403	35%	$485	59%
EMEA	515	46%	285	34%
ROW	210	19%	61	7%
	$1,128	100%	$831	100%

Volume Increase (Decrease) by Region:
	Excluding Acquisitions				Including Acquisitions
	Powertrain	%	Motorparts	%	Powertrain	%	Motorparts	%
	(millions of dollars)				(millions of dollars)
North America	$—	—%	$67	8.7%	$24	2.1%	$67	8.7%
EMEA	(8)	(0.7)%	(2)	(0.3)%	11	1.0%	(2)	(0.3)%
ROW	5	0.4%	5	0.6%	12	1.1%	5	0.6%
	$(3)	(0.3)%	$70	9.0%	$47	4.2%	$70	9.0%

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Sales	$1,138	$773	$(76)	$1,835
External sales volumes	(3)	70	—	67
Inter-segment sales volumes	(13)	(1)	14	—
Acquisitions	50	—	—	50
Other	(14)	11	—	(3)
Foreign currency	(30)	(22)	—	(52)
2016 Sales	$1,128	$831	$(62)	$1,897

Other: Primarily represents commercial actions and customer pricing.

2016 Cost of Products Sold Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Cost of Products Sold	$(996)	$(664)	$76	$(1,584)
Sales volumes / mix	(33)	(48)	(14)	(95)
Performance	9	17	—	26
Foreign currency	28	16	—	44
2016 Cost of Products Sold	$(992)	$(679)	$62	$(1,609)

Sales Volumes: The increase is primarily due to the increase in sales in the Motorparts segment and an increase in sales attributable to acquisitions in the Powertrain segment.

Performance: Performance includes the benefit of favorable material and service sourcing, and productivity.

2016 Gross Profit Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Gross Profit	$142	$109	$—	$251
Sales volumes/mix	1	21	—	22
Performance and other	(5)	28	—	23
Foreign currency	(2)	(6)	—	(8)
2016 Gross Profit	$136	$152	$—	$288

2016 Operational EBITDA Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Operational EBITDA	$111	$31	$—	$142
Sales volumes / mix	2	21	—	23
Performance and other	(2)	34	—	32
Equity earnings in nonconsolidated affiliates	2	—	—	2
Increase in other costs	8	(6)	—	2
Foreign currency	(2)	(6)	—	(8)
2016 Operational EBITDA	$119	$74	$—	$193

Sales volume / mix: Sales volume and mix included in Operational EBITDA includes the effects of increased selling, general, and administrative expenses attributable to acquisitions, net of adjustments to earnings that are included in Operational EBITDA.

Reconciliation of Operational EBITDA to Net Income (loss):

	Three Months Ended March 31
	2016	2015
	(millions of dollars)
Powertrain	$119	$111
Motorparts	74	31
Total Operational EBITDA	193	142

Items required to reconcile Operational EBITDA to EBITDA:
Restructuring charges and asset impairments (a)	(18)	(13)
Goodwill and intangible impairment expense, net	—	6
Loss on sale of equity method investment	—	(11)
Financing charges	(3)	(2)
Discontinued operations	—	—
Acquisition related costs	—	(4)
Segmentation costs	—	(1)
Other (b)	(4)	2
EBITDA	168	119

Items required to reconcile EBITDA to net income (loss):
Depreciation and amortization	(87)	(83)
Interest expense, net	(37)	(35)
Income tax (expense) benefit	(8)	(11)
Net income (loss)	$36	$(10)

	Three Months Ended March 31
Footnotes:	2016	2015
(a) Restructuring charges and asset impairments, net:	(millions of dollars)
Restructuring charges related to severance and other charges, net	$(15)	$(12)
Asset impairments, including impairments related to restructuring activities	(3)	(1)
Total Restructuring charges	(18)	(13)

(b) Other reconciling items:
Non-service cost components associated with U.S. based funded pension plans	(3)	—
Stock appreciation rights	—	1
Other	(1)	1
	$(4)	$2

Liquidity and Capital Resources

Operating Activities
As summarized in the table below, net cash provided from (used by) operating activities was $103 million and $(99) million for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31
	2016	2015
	(millions of dollars)
Operational cash flow before changes in operating assets and liabilities	$101	$54

Changes in operating assets and liabilities:
Accounts receivable	(70)	(129)
Inventories	11	(101)
Accounts payable	34	108
Other assets and liabilities	27	(31)
Total change in operating assets and liabilities	2	(153)

Net Cash (Used by) Provided From Operating Activities	$103	$(99)

Cash provided by operations for the three months ended March 31, 2016 increased by $202 million compared to the three months ended March 31, 2015. The increase was primarily the result of:

•
a reduction in inventory in the three months ended March 31, 2016 versus a build of inventory in the three months ended March 31, 2015 driven by the integration of acquisitions and the additional investment related to the realignment of our North American distribution network during the prior period in the Motorparts segment; and

•	normalized working capital requirements as compared to the prior year when additional working capital was required to support the acquisition of the TRW valvetrain business in the Powertrain segment.

Investing Activities
As summarized in the table below, net cash provided from (used by) investing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015
	(millions of dollars)
Expenditures for property, plant and equipment	$(94)	$(108)
Payments to acquire businesses, net of cash acquired	—	(305)
Net proceeds from sale of equity method investment	—	15
Net proceeds from sales of property, plant and equipment	2	8
Transfer of cash balances upon disposition of held for sale operations	(12)	—
Capital investment in nonconsolidated affiliates	(1)	—
Net Cash Provided From (Used By) Investing Activities	$(105)	$(390)

Capital expenditures were $94 million and $108 million for the three months ended March 31, 2016 and 2015. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing, distribution and cost reduction efforts. We expect to spend between $390 million and $440 million on capital expenditures during 2016, depending on timing of expenditures, as we continue to invest in our strategic priorities and growth. We also completed the sale of a disposal group during the three months ended March 31, 2016 that was classified as held for sale at December 31, 2015 resulting in a cash outflow of $12 million.

The three months ended March 31, 2015 included a payment of $305 million, net of acquired cash, to acquire certain assets of the TRW valvetrain business and proceeds from the sale of an equity method investment of $15 million.

Financing Activities
Cash flow provided from (used by) financing activities for the three periods ended March 31, 2016 and 2015:

	Three Months Ended March 31
	2016	2015
	(millions of dollars)
Proceeds from term loans, net of original issue discount	$15	$—
Proceeds from draws on revolving line of credit	145	339
Payment on revolving line of credit	(93)	(124)
Principal payments on term loans	(11)	(7)
Proceeds from equity rights offering, net of related fees	—	250
Decrease in other long-term debt	—	(2)
Increase (decrease) in short-term debt	4	8
Net proceeds (remittances) on servicing of factoring arrangements	(1)	—
Net cash provided from (used by) financing activities	$59	$464

For the three months ended March 31, 2016, net borrowings under the revolving line of credit increased by $52 million and net borrowings under term loans increased by $4 million.

For the three months ended March 31, 2015, cash flow provided by financing activities was $464 million. This included $215 million of net borrowings on the revolving line of credit primarily for the acquisition of the TRW valvetrain business. In addition, it included a $250 million cash inflow associated with a common stock rights offering in which approximately 19 million shares of our common stock were issued in March 2015.

Liquidity
The following table summarizes our available liquidity:

	March 31	December 31
	2016	2015
	(millions of dollars)
Cash and cash equivalents	$252	$194
Available under credit facilities	$170	$170

Off Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements other than described below.

Other Liquidity and Capital Resource Items
Federal-Mogul subsidiaries in Brazil, France, Germany, Italy, and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	March 31	December 31
	2016	2015
	(millions of dollars)
Gross accounts receivable factored	$491	$408
Gross accounts receivable factored, qualifying as sales	479	401
Undrawn cash on factored accounts receivable	1	1

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three months ended
	March 31
	2016	2015
	(millions of dollars)
Proceeds from factoring qualifying as sales	$413	$390
Financing charges	(3)	(2)

Accounts receivables factored but not qualifying as a sale were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including the current portion of long-term debt.”

The financing charges on sales of accounts receivable are recorded in the consolidated statements of operations within "other income (expense), net." Where we receive a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.
Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $4 million and $11 million as of March 31, 2016 and December 31, 2015, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

Litigation and Environmental Contingencies
For a summary of material litigation and environmental contingencies, refer to Note 15., Commitments and Contingencies, of the condensed consolidated financial statements.

Subsequent Events

On April 18, 2016, the Company entered into a purchase agreement to acquire a filter manufacturing business in Mexico, which primarily serves the Mexican market.  The proposed purchase price is $24 million.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 and the Company's

Amended Annual Report on Form 10-K/A for the year ended December 31, 2015 filed on March 30, 2016. Refer to Note 7., Derivatives and Hedging Activities, to the consolidated financial statements for information with respect to interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the three months ended March 31, 2016, the Company derived 38% of its sales in the United States and 62% internationally. Of these international sales, 56% are denominated in the euro, with no other single currency representing more than 10%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company may manage certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our Co-Chief Executive Officers and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of March 31, 2016, had concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

Changes to Internal Control Over Financial Reporting
As previously disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016, management had then concluded that there was a material weakness in internal controls over financial reporting related to the operating effectiveness of information technology (IT) general controls. More specifically, the Company was not consistently following its processes and procedures during 2015 to execute and monitor change management controls or to restrict or monitor access to certain of its IT systems. These processes and procedures are intended to ensure that access to financial applications and data is adequately restricted to appropriate personnel and that all changes affecting the financial applications and underlying account records are identified, authorized, tested and implemented appropriately.

The Company evaluated the material weakness and developed a plan of remediation to strengthen our information technology general controls. The remediation plan included improving the design and operation of control activities and procedures associated with user and administrator access and implementing appropriate program change management control activities to the affected IT systems; including both preventive and detective control activities.

The Company concluded these remediation efforts represent significant improvements to our internal control over financial reporting. Based upon the actions taken, management believes the condensed consolidated financial statements included in this filing are fairly stated in all material respects. The Company will continue to monitor the effectiveness of its internal control over financial reporting, particularly as it relates to IT general controls, and will take further actions as deemed appropriate.

There were no changes in internal control over financial reporting during the quarter ended March 31, 2016, except as discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.
Note 15., Commitments and Contingencies, that is included in Part I of this report, is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

The Company has been negotiating for the acquisition of the Beck Arnley tradename and related assets and operations from IEH BA LLC, an entity controlled by IEP for an estimated purchase price of $18 million.  The purchase price will be paid through issuance of a promissory note at closing, with 50% of the principal balance due in the third quarter and 50% due two years from closing.  As part of a supply agreement to be executed at closing, IEH Auto Parts LLC, also an entity controlled by IEP, will continue to purchase Beck Arnley products from a subsidiary of the Company after closing.

On April 22, 2016, the Company’s subsidiary Federal-Mogul Motorparts Corporation (“Motorparts”) filed a lawsuit against Genuine Parts Company and UAP Inc. (collectively, “NAPA”) in state court in Michigan alleging that NAPA had breached certain terms of its supply agreement with Motorparts.  The amount in dispute is not expected to be material to the financial condition or results of operations of the Company.

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

	10.1
First Amendment to Employment Agreement, effective April 1, 2016, by and between Federal-Mogul Corporation and Rainer Jueckstock (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2016 and filed with the Securities and Exchange Commission on April. 4, 2016). †

*	10.2	Federal-Mogul Corporation 2010 Stock Incentive Plan Form of Performance Award Agreement-Motorparts Segment. †

*	10.3	Federal-Mogul Powertrain Management Incentive Plan for Fiscal Year 2016 Under the Federal-Mogul Corporation 2010 Stock Incentive Plan (as amended). †

*	10.4	Federal-Mogul Motorparts Management Incentive Plan for Fiscal Year 2016 Under the Federal-Mogul Corporation 2010 Stock Incentive Plan. †

*	10.5	Letter Agreement, dated January 28, 2016, between Jerome Rouquet and Federal-Mogul Motorparts Corporation. †

*	31.1
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

*	31.3	Certification by Jérôme Rouquet, Chief Financial Officer, Federal-Mogul Holdings Corporation, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

*	32	Certification by the Company’s Co-Chief Executive Officers and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, and Rule 13a-14(b) of the Securities Exchange Act of 1934.

*	101.INS	XBRL Instance Document

*	101.SCH	XBRL Taxonomy Extension Schema Document

*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed Herewith
†	Management contracts and compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
FEDERAL-MOGUL HOLDINGS CORPORATION

By:	/s/ Jérôme Rouquet

Jérôme Rouquet
Senior Vice President and Chief Financial Officer
Principal Financial Officer

By:	/s/ John S. Patouhas

John S. Patouhas
Vice President, Controller, and Chief Accounting Officer
Principal Accounting Officer
Dated: April 27, 2016