Form 10-K/A
period 2015-12-31
Federal-Mogul Holdings Corp
filed 2016-04-29
CIK 1419581

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                     to

Commission File Number 001-34029

FEDERAL-MOGUL HOLDINGS CORPORATION

(Exact name of the registrant as specified in its charter)

Delaware	46-5182047
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

27300 West 11 Mile Road Southfield, Michigan	48034
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (800) 354-7993

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $0.01 per share	The NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:

Title of Class
Warrants to purchase Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $346 million as of June 30, 2015 based on the reported last sale price as reported on the NASDAQ Global Select Market on that date.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The Registrant had 169,040,651 shares of common stock outstanding as of April 26, 2016.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Federal-Mogul Holdings Corporation (the “Company”) for the year ended December 31, 2015, originally filed on February 29, 2016 (the “Original Filing”) and amended by Amendment No. 1 on Form 10-K/A filed on March 30, 2016. The Company is filing the Amendment solely for the purpose of setting forth the information required by Part III of Form 10-K. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission. This Amendment consists solely of the preceding cover page, this explanatory note, Part III (Items 10 through 14), the signature page, and the certifications required to be filed as exhibits to this Amendment.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Set forth below is certain biographical information regarding the Company’s directors as of April 26, 2016.

Name	Age	Position	Director Since
Sung Hwan Cho	42	Director	2012
Thomas W. Elward(2, 4)	67	Director	2014
George Feldenkreis	80	Director	2008
Rainer Jueckstock	56	Co-Chief Executive Officer and Director	2012
J. Michael Laisure(3)	64	Director	2008
Courtney R. Mather	39	Director	2015
Michael Nevin(1)	32	Director	2016
Daniel A. Ninivaggi	51	Co-Chief Executive Officer and Director	2010
Louis J. Pastor	31	Director	2015
Neil S. Subin(2,4)	51	Director	2007

(1)	Chairman of the Compensation Committee
(2)	Member of the Compensation Committee
(3)	Chairman of the Audit Committee
(4)	Member of the Audit Committee

Sung Hwan Cho

Mr. Cho has served as a director of the Company since May 2012. Mr. Cho serves as Chief Financial Officer of Icahn Enterprises L.P., a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion, since March 2012. Prior to that time, he was Senior Vice President and previously Portfolio Company Associate at Icahn Enterprises since October 2006. Mr. Cho has been a director of: Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since June 2015; American Railcar Leasing LLC, a lessor and seller of specialized railroad tank and covered hopper railcars, since September 2013; CVR Refining, LP, an independent downstream energy limited partnership, since January 2013; Icahn Enterprises L.P., since September 2012; CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2012; CVR Partners LP, a nitrogen fertilizer company, since May 2012; XO Holdings, a competitive provider of telecom services, since August 2011; American Railcar Industries, Inc., a railcar manufacturing company, since June 2011 (and has been Chairman of the Board of

American Railcar Industries since July 2014); WestPoint Home LLC, a home textiles manufacturer, since January 2008; PSC Metals Inc., a metal recycling company, since December 2006; and Viskase Companies, Inc., a meat casing company, since November 2006. Mr. Cho was previously a director of Take-Two Interactive Software Inc., a publisher of interactive entertainment products, from April 2010 to November 2013. Ferrous Resources Limited, American Railcar Leasing, CVR Refining, Icahn Enterprises, CVR Energy, CVR Partners, the Company, XO Holdings, American Railcar Industries, WestPoint Home, PSC Metals and Viskase Companies each are indirectly controlled by Carl C. Icahn. Mr. Icahn also previously had a non-controlling interest in Take-Two Interactive Software through the ownership of securities. Mr. Cho received a B.S. in Computer Science from Stanford University and an MBA from New York University, Stern School of Business.

The Board has concluded that Mr. Cho should serve as a director due to his extensive experience providing strategic advice and guidance to the companies listed above and his financial expertise.

Thomas W. Elward

Mr. Elward has served as a director of the Company since April 2014. Previously, Mr. Elward served as the President and Chief Executive Officer of CMS Enterprises, a wholly owned subsidiary of CMS Energy, an energy holding company, from 2003 to 2008. Mr. Elward also previously served in various management roles with CMS Generation, a subsidiary of CMS Enterprises, from 1998 until 2008. He currently serves as a director of Sparta Acquisition Company, a special purpose entity of Borealis Infrastructure Funds, an international investor in infrastructure projects. He previously served as a director of Dynegy, Inc., a provider of wholesale power, capacity and ancillary services, from 2011 to 2012, including as Chairman of the Board from December 2011 until September 2012, and as a director of the CMS Energy Foundation. Additionally, Mr. Elward currently serves as a director and member of the executive committee of the Foundation Board of the Detroit Society of St. Vincent de Paul. Mr. Elward received a B.S. in Chemical Engineering, summa cum laude, from the University of Detroit and a M.S. in Nuclear Engineering from the University of Illinois. He also has completed the executive management program as an alumnus of the Harvard Business School.

The Board has concluded that Mr. Elward is qualified to serve as a director of the Company due to his management experience with the companies listed above, including his extensive international experience in such capacities, his strong technical background and his prior public company board experience.

George Feldenkreis

Mr. Feldenkreis has served as a director of the Company since February 2008. Mr. Feldenkreis founded Perry Ellis International, Inc. (“Perry Ellis”), a designer, distributor and licensor of apparel and accessories for men and women, in 1967. He has been involved in all aspects of the operations of Perry Ellis since that time and served as president and a director of Perry Ellis until February 1993, at which time he was elected chairman of the board and chief executive officer. Prior to founding Perry Ellis, he founded Carfel, Inc. (“Carfel”), a major distributor of automatic transmission parts, standard clutch parts and timing components to the aftermarket, where he served as president until its sale in 2001. He is a member of the board of directors of the Greater Miami Jewish Federation, a trustee of the Simon Wiesenthal Board, a member of the board of directors of the American Apparel and Footwear Association and is a trustee of the University of Miami.

The Board has concluded that Mr. Feldenkreis should serve as a director because of his entrepreneurial vision and corporate experience gained when founding and operating companies with international operations. His tenure as the chief executive officer of Perry Ellis and automotive aftermarket experience with Carfel enables him to understand the complex business and financial issues that the Company may face and provide strategic insight to the Board and Company leadership.

Rainer Jueckstock

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

The Board has concluded that Mr. Jueckstock should serve as a director because of his global automotive industry experience and leadership in the roles described above, including his significant experience with the Company.

J. Michael Laisure

Mr. Laisure has served as a director of the Company since February 2008. Mr. Laisure currently serves as Chief Executive Officer of API Heat Transfer, Inc., a position he has held since March of 2016. Previously, between April 2012 and his retirement in September 2015, Mr. Laisure served as President of Park Ohio Holdings, Inc.’s Assembly Components Group. Park Ohio Holdings, Inc. is a publicly held company that acquired Fluid Routing Solutions, Inc. (“Fluid Routing”), where Mr. Laisure served as the Chief Executive Officer since August 2007. Fluid Routing is an automotive supplier that designs and manufactures fluid and fuel handling systems, which was formerly known as Mark IV Industries, Inc. Fluid Routing filed for bankruptcy protection under Chapter 11 in February 2009 and emerged from Chapter 11 in March 2009. Also, Mr. Laisure serves as an Operating Partner of New State Capital Partners (“NSCP”), a middle market private equity firm. He advises NSCP on potential acquisitions and serves on the board of Central Conveyor Corporation, a NSCP portfolio company. Mr. Laisure served from December 2006 through July 2007 as President of Delco Remy, Inc., a manufacturer of starters, alternators and rotating electrics for the automotive, commercial vehicle and off-highway markets. Mr. Laisure has served as a director of American Railcar Industries, Inc., a company that is primarily engaged in the business of manufacturing covered hopper and tank railcars, since January 2006. Since May 2005, Mr. Laisure has been consulting as an independent contractor for the automotive and industrial manufacturing space. Prior to this, he spent 32 years in various corporate accounting, sales, engineering and operational positions with Dana Corporation (“Dana”), a publicly held corporation that designs, manufactures and supplies vehicle components and technology, and its predecessors. Mr. Laisure served as president of Dana’s automotive systems group from March 2004 to May 2005. From December 2001 to February 2004, Mr. Laisure served as president of Dana’s engine and fluid management group, and from December 1999 to November 2001, he served as president of Dana’s fluid management group. Mr. Laisure received a B.A. in Accounting from Ball State University and an M.B.A. from Miami (Ohio) University, and has completed the Harvard University Advanced Management Program.

The Board has concluded that Mr. Laisure should serve as a director because of his global automotive industry experience and leadership roles in the various automotive companies noted above.

Courtney Mather

Mr. Mather has served as a director of the Company since May 2015. Courtney Mather has served as a Managing Director of Icahn Capital LP, the entity through which Carl C. Icahn manages investment funds, since April 2014. Mr. Mather is responsible for identifying, analyzing, and monitoring investment opportunities and portfolio companies for Icahn Capital. Prior to joining Icahn Capital, Mr. Mather was Managing Director at Goldman Sachs & Co, where he served in various investment roles from 1998 to 2012. He was a director of the Loan Syndications and Trading Association (LSTA), an organization that develops market policies with firms transacting in debt, in 2011. Mr. Mather has been a director of: Freeport-McMoRan Inc., the world’s largest publicly traded copper producer, since October 2015; Ferrous Resources Limited, an iron ore mining company with operations in Brazil, since June 2015; Viskase Companies Inc., a meat casing company, since June 2015; the Company since May 2015; American Railcar Industries, Inc., a railcar manufacturing company, since July 2014; CVR Refining, LP, an independent downstream energy limited partnership, since May 2014;

and CVR Energy, Inc., a diversified holding company primarily engaged in the petroleum refining and nitrogen fertilizer manufacturing industries, since May 2014. Mr. Icahn has non-controlling interests in Freeport-McMoRan through the ownership of securities. Ferrous Resources Limited, American Railcar Industries, CVR Refining and CVR Energy, the Company and Viskase are each indirectly controlled by Carl C. Icahn. Mr. Mather received a B.A. from Rutgers College and attended the United States Naval Academy.

The Board has concluded that Mr. Mather should serve as a director due to his extensive experience providing strategic advice and guidance to the companies listed above and his financial expertise.

Michael Nevin

Mr. Nevin has served as a director of the Company since February 2016. Mr. Nevin has been employed as a Financial Analyst at Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion) since July 2015. Mr. Nevin is responsible for analyzing and monitoring portfolio companies for Icahn Enterprises L.P. Prior to that time, Mr. Nevin was employed by Jefferies LLC as a Research Analyst from April 2014 to July 2015 covering the Utilities sector. Mr. Nevin was also employed by JP Morgan Investment Bank in various roles from March 2009 to April 2014. Mr. Nevin received his B.S. from Drexel University.

The Board has concluded that Mr. Nevin should serve as a director because of his financial expertise.

Daniel A. Ninivaggi

Daniel A. Ninivaggi is Co-Chief Executive Officer and Co-Chairman of the Board of Directors of the Company and Chief Executive Officer of the Motorparts Segment. Mr. Ninivaggi joined the Company in 2010, initially serving as a member of the Board of Directors. In February 2014, he was appointed Co-Chief Executive Officer and, in May 2015, Co-Chairman of the Company.

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

Mr. Ninivaggi received a bachelor of arts degree in history from Columbia University in 1986, a master’s degree in business administration from the University of Chicago in 1988, and a juris doctorate from Stanford Law School in 1991.

The Board has concluded that Mr. Ninivaggi should serve as a director because of his experience as chief executive of a diversified holding company engaged in numerous industries, his experience as a director of various public companies and his background in the automotive industry.

Louis J. Pastor

Mr. Pastor has been a director of the Company since June 2015. Mr. Pastor has been Deputy General Counsel of Icahn Enterprises L.P. (a diversified holding company engaged in a variety of businesses, including investment, automotive, energy, gaming, railcar, food packaging, metals, mining, real estate and home fashion) since December 2015. From May 2013 to December 2015, Mr. Pastor was Assistant General Counsel of Icahn Enterprises. Prior to joining Icahn Enterprises, Mr. Pastor was an Associate at Simpson Thacher & Bartlett LLP, where he advised corporate, private equity and investment banking clients on a wide array of corporate finance transactions, business combination transactions and other general corporate matters. Mr. Pastor has been a director of CVR Refining, LP, an independent downstream energy limited partnership, since September 2014. Mr. Pastor has also been a member of the Executive Committee of ACF Industries LLC, a railcar manufacturing company, since July 2015. Each of CVR Refining and ACF Industries is indirectly controlled by Carl C. Icahn. Mr. Pastor received a B.A. in 2006 from The Ohio State University and a J.D. in 2009 from the University of Pennsylvania.

The Board has concluded that Mr. Pastor should serve as a director because of his legal expertise and broad experience advising companies in a variety of industries.

Neil S. Subin

Mr. Subin has served as a director of the Company since December 2007. Mr. Subin founded and is Chairman of Broadbill Investment Partners LP, a private investment fund, since 2011. Prior to forming Broadbill Investment Partners, LP, Mr. Subin founded and was managing director and president of Trendex Capital Management, a private investment fund, since 1991. Prior to forming Trendex Capital Management, Mr. Subin was a private investor from 1988 to 1991 and was an associate with Oppenheimer & Co. from 1986 to 1988. Mr. Subin also serves on the board of directors of the following companies: Hancock Fabrics, Inc.; Institutional Financial Markets, Inc.; and Phosphate Holdings, Inc.

The Board has concluded that Mr. Subin should serve as a director because of his financial acumen and ability to identify intrinsic value in companies other investors may overlook. In addition, his leadership skills and prior experience enables him to understand the complex business and financial issues that the Company may face and guide the Company to effectively respond to such challenges.

Director Qualification Standards

The following are the general criteria for the selection of the Company’s directors that the Board utilizes in evaluating director candidates. None of the following criteria should be construed as minimum qualifications for director selection nor is it expected that director nominees will possess all of the criteria identified. Rather, they represent the range of complementary talents, backgrounds and experiences that the Board believes would contribute to the effective function of the Company’s Board. In addition, the Company will only consider as candidates for director individuals who possess the highest personal and professional ethics, integrity and values, and who are committed to representing the long-term interests of the Company’s stockholders. In evaluating candidates for nomination as a director of the Company, the Board also considers the following general criteria:

•	current or recent experience as a senior executive of a public company or as a leader of another major complex organization;

•	business and financial expertise;

•	experience as a director of a public company;

•	current or prior automotive industry experience;

•	independence;

•	diversity with respect to viewpoints, background, experience, skill, education, national origin, gender, race, age, culture and current affiliations; and

•	personal and professional ethics and integrity, independent thought, practical wisdom and mature judgment.

In addition, in composing a well-rounded board of directors, we look for those individuals who would bring a variety of complementary skills to allow formation of a board that possesses the appropriate skills and experience to oversee the Company’s business. One or more of the Company’s directors must possess the education or experience required to qualify as an audit committee financial expert.

Family Relationships

There are no family relationships among any of the directors noted above or executive officers of the Company.

Committees of the Board of Directors

The Company’s standing committees are the Audit Committee and the Compensation Committee. The Company has in the past and may in the future establish special committees under the direction of the Board when necessary to address specific issues.

Audit Committee

The Company’s audit committee (“Audit Committee”) meets formally at least once every quarter and more often if necessary. The Board has adopted a written charter for the Audit Committee. That charter conforms to applicable rules and regulations of the SEC and NASDAQ. A copy of the Audit Committee charter is publicly available on the Company’s web site at www.federalmogul.com under the heading “Company” and the sub-heading “Corporate Governance”.

Messrs. Elward, Laisure, and Subin are the members of the Audit Committee. The Board has determined that Messrs. Elward, Laisure, and Subin each qualify as an “audit committee financial expert”, as defined by applicable SEC rules, and that they satisfy NASDAQ’s financial sophistication standards. The Board has also determined that Messrs. Elward, Laisure, and Subin are “independent” under applicable SEC and NASDAQ rules and standards.

Compensation Committee

Messrs. Nevin, Elward and Subin are the members of the Company’s compensation committee (“Compensation Committee”). Mr. Subin was elected to the Compensation Committee in July 2015, and Mr. Nevin, the current Chairman of the Compensation Committee, was elected to the Compensation Committee in February 2016. Mr. Hunter Gary also served on the Compensation Committee during 2015. The Compensation Committee held (5) meetings during the fiscal year ended December 31, 2015. The Compensation Committee operates under a written charter. However, as discussed in Item 13 under “Director Independence and Controlled Company Status,” the Compensation Committee does not satisfy NASDAQ’s corporate governance requirements applicable to compensation committees of non-controlled companies and is not comprised solely of independent directors.

For further information about the Company’s processes and procedures for the consideration and determination of executive and director compensation, please see “Summary of Director Compensation” and “Compensation Discussion and Analysis” below.

Director Nominations

There have been no material changes to the procedures by which the Company’s stockholders may recommend nominees to the Board from those procedures set forth in the Company’s By-Laws. Stockholders may make recommendations to the

Board of candidates for its consideration as nominees for director at the Company’s annual meeting of stockholders by submitting the name, qualifications, experience and background of such person, together with a statement signed by the nominee in which he or she consents to act as such, to the Board, c/o Secretary, Federal-Mogul Holdings Corporation, 27300 West 11 Mile Road, Southfield, Michigan 48034. Notice of such recommendations should be submitted in writing not less than 90 days nor more than 120 days prior to the anniversary date of the immediately preceding annual meeting and must contain specified information and conform to certain requirements set forth in the Company’s bylaws. The Board may refuse to acknowledge the nomination of any person not made in compliance with these procedures or in the Company’s bylaws.

Other than the qualities noted in the “Director Qualification Standards” section above, we do not maintain a formal policy with respect to the review of potential nominees to the Board. All of the Company’s directors participate in the review of potential nominees to the Board for the qualities noted in the “Director Qualification Standards” section, as well as for diversity of experience, education, and talents. As a result of his control of a majority of the Company’s outstanding common stock, Mr. Icahn may control the election of all of the members of the Company’s Board. The Board has therefore deemed it appropriate not to form a standing nominating committee because of the influence exercisable by Mr. Icahn in the nomination and in light of Mr. Icahn’s and the Board’s review of potential nominees.

The Board may consider candidates recommended by stockholders pursuant to the procedures described above as well as from other sources such as other directors or officers, third party search firms or other appropriate sources.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers, directors and persons who own more than 10 percent of the Company’s common stock to file initial reports of their ownership and changes in ownership of the Company’s common stock with the SEC. To the best of the Company’s knowledge, based solely on a review of reports furnished to us and written representations from reporting persons, each person who was required to file such reports timely complied with the applicable filing requirements during 2015.

Code of Ethics

The Company has adopted the Federal-Mogul Holdings Corporation Financial Code of Ethics (the “Code of Ethics”), which applies to the Company’s Co-Chief Executive Officers, Chief Financial Officer, Controller and Chief Accounting Officer, other executive officers and certain members of the Company’s financial functions. The Code of Ethics is publicly available on the Company’s internet website at www.federalmogul.com. The Company intends to disclose any change to or waiver of the Code of Ethics, including any implicit waiver, on its website, or in a report on Form 8-K.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Committee oversees the Company’s executive compensation programs. As noted elsewhere in this report, the Company is a “controlled company” under applicable NASDAQ rules and is not required to have a Compensation Committee composed solely of independent directors. The current members of the Compensation Committee are Messrs. Elward, Nevin and Subin. Mr. Nevin is an employee of IELP.

Named Executive Officers

The Company’s named executive officers for 2015 are:

Daniel Ninivaggi – Co-Chairman, Co-Chief Executive Officer and Chief Executive Officer, Motorparts Segment

Rainer Jueckstock – Co-Chairman, Co-Chief Executive Officer and Chief Executive Officer, Powertrain Segment

Rajesh Shah – Senior Vice President and Chief Financial Officer

Jean-Philippe Keller-Comte – Senior Vice President and General Manager, Valvetrain, Powertrain Segment

Brad Norton – Senior Vice President and General Manager, Chassis and Service, Motorparts Segment

Robert Egan – Senior Vice President, North America Sales & Strategy, Motorparts Segment

Compensation Philosophy and Objectives

The Company’s management and the Compensation Committee believe that an executive’s total compensation package should attract and retain key leadership to Federal-Mogul and motivate those leaders to perform in the interest of promoting the Company’s sustainable global profitable growth in order to create value and satisfaction for the Company’s stockholders, customers, and employees.

The Compensation Committee reviews and approves, on an annual basis, the compensation of the named executive officers of the Company. This involves a review of all major compensation elements including: base salary, annual incentive, long-term incentive, and benefits beyond those normally provided to salaried employees. The Company compensates its executive officers with these elements in order to be competitive in its industry and in the global search for management talent and to retain and incentivize its executive officers. Each of the Company’s major compensation elements is summarized below. The elements are intended to retain and recruit senior leadership with global business experience.

Element:	This Element Rewards:	Reason for Paying this Element:	Factors that Determine the Level of this Element:	Relationship Between Elements:
Base Salary	Experience, knowledge, leadership and level of responsibility.	Provides a fixed level of compensation to promote stability and enhance retention.	Experience, performance and internal equity with a premium for global experience.	May be adjusted to reflect global skills and market competitive long-term incentives. Other pay elements, such as annual incentives and automobile allowances, are set as a percentage of base salary.

Annual Incentives

For the Powertrain Segment, achievement of the following business goals: Operational EBITDA, Total Revenue, Employee Safety, Customer Satisfaction and Service and individual performance.

For the Motorparts Segment, achievement of the following business goals: Operational EBITDA, Employee Safety, Customer Satisfaction and Service, and Key Strategic Initiatives.

		Provides financial rewards for the achievement of business goals and other Company strategic goals that are determined to be critical to the success of the Company.	Experience, performance, job scope and internal equity.	May be adjusted to achieve a balance between annual and long-term incentives.

Element:	This Element Rewards:	Reason for Paying this Element:	Factors that Determine the Level of this Element:	Relationship Between Elements:
Long-Term Incentives

For the Powertrain Segment, achievement of economic value added calculated based on Operational EBIT, working assets and a cost of capital charge.

For the Motorparts Segment achievement of Annual and three-year Cumulative EBITDA targets.

		Provides financial rewards for driving the long-term financial success of the Company and aligns the interests of the Company’s executives with those of its stockholders.	Job scope and internal equity.	May be adjusted to achieve a balance between annual and long-term incentives.

Other Benefits (e.g., automobile allowances)	Retention of senior executive leadership.	Provides competitive total compensation package that is designed to attract and retain high quality members of management.	Job scope and internal equity.	The Company’s compensation philosophy for salaried employees is to provide consistent and competitive benefits packages for individuals with a similar job scope.

Compensation Setting Process

In March 2012, the Board decided to modify the Company’s corporate structure and created two separate operating segments. The Powertrain Segment (“Powertrain”) focuses on original equipment products for vehicle, heavy duty and industrial applications. The Motorparts Segment (“Motorparts”) sells and distributes a broad portfolio of products in the global aftermarket while also servicing original equipment manufacturers with vehicle products including brake friction, wipers and other vehicle components.

The Chief Executive Officer each for his respective segment is involved in the determination of salary levels for the other named executive officers and the review of their compensation elements with the Compensation Committee. In 2015, the Compensation Committee adopted a Management Incentive Plan for each of the Powertrain Segment and the Motorparts Segment for calendar year 2015. Long-term incentive plans were also adopted by both the Powertrain Segment and Motorparts Segment in 2015.

The Compensation Committee receives assistance from the Company’s corporate human resources department and may, from time to time, solicit advice from outside consultants in determining compensation amounts and standards. These consultants may perform general compensation and actuarial consulting for the Company. The Compensation Committee has the authority to select legal, compensation, accounting or other consultants as it deems necessary to advise it.

Elements of Compensation

Base Salary

Mr. Daniel Ninivaggi became Chief Executive Officer of the Motorparts Segment on February 5, 2014. Mr. Ninivaggi’s annualized base salary is $2,548,000. Rainer Jueckstock became Chief Executive Officer of the Powertrain Segment on April 1, 2012. His annualized base salary is $800,000 as of December 31, 2015. Messrs. Jueckstock and Ninivaggi are Co-Chief Executive Officers who individually report directly to the Board.

Other named executive officer base salaries are set by the Compensation Committee based upon job scope and skill review. Pursuant to Mr. Shah’s offer letter dated December 9, 2013, Mr. Shah’s annual base salary was set at $400,000. As of December 31, 2015, Mr. Keller-Comte’s base salary was 260,000 Euro which is the equivalent of $282,360 at the 2015 average Euro to U.S. dollar conversion rate of 1.086. Mr. Norton’s 2015 base earnings were $408,462 and Mr. Egan’s 2015 base earnings were $323,750.

On February 8, 2016, the Compensation Committee approved salary increases, retroactive to January 1, 2016, that resulted in base salaries of the following: Mr. Norton, base salary of $425,000; and Mr. Keller-Comte, base salary of 269,000 Euro ($292,243 at the December 31, 2105 Euro to U.S. dollar conversion rate of 1.086). Mr. Egan retired from the Company as of December 31, 2015. On March 9, 2016, the Compensation Committee approved a salary increase for Mr. Jueckstock to a base salary of $900,000 effective April 1, 2016. No other named executive officers received base salary increases.

When determining base salaries for the named executive officers, the Company and the Compensation Committee look to the degree of experience and talent the executive brings to the Company. As a global original equipment and replacement parts manufacturer and distributor, the Company actively recruits and seeks to hire executives with significant multi-national and multi-lingual expertise.

Annual Incentive Program

In 2015, all of the named executive officers, except Mr. Ninivaggi, and approximately 1,800 salaried employees in the Powertrain and Motorparts Segments, globally, participated in an annual incentive program called the Management Incentive Plan, or MIP. The named executive officers had the following annual bonus target eligibility: Mr. Jueckstock, 100% of base salary; Mr. Shah, 70% of base salary; Mr. Norton, 60% of base salary; Mr. Keller-Comte, 60% of base salary; and Mr. Egan, 60% of base salary.

The key objective of the Powertrain MIP was to incentivize management to achieve profitable growth as measured in the Powertrain Segment through consideration of the following measurements:

•	“Adjusted EBITDA” which is defined as operating income including joint venture earnings (or loss) and other income (or loss), adjusted to exclude stock based compensation expense (or income), and before interest, taxes, depreciation, and amortization.

•	Total Revenue, which is compared to Powertrain’s Total Revenue budget, and which is audited by finance and internal control on a monthly, quarterly and annual basis.

•	Safety, which is measured against a Powertrain and product line goal. Each group is assigned annual objectives to further reduce recordable injuries and improve safety as a result.

•	Incident Rate, which is measured as the number of recordable incidents per every 200,000 man hours worked.

•	Customer Satisfaction, which is based on specific targets for the Powertrain Segment and each product line tied to the number of official customer complaints (CC’s) received in the calendar year. Each group is assigned annual objectives to minimize customer complaints and improve quality as a result.

•	Service, which is based on OE/OES delivery performance by Powertrain and each product line. Each group is assigned annual objectives to improve upon on-time delivery and improve service to its customers as a result.

The key objective of the Motorparts MIP was to incentivize management to achieve profitable growth as measured in the Motorparts Segment through consideration of the following measurements:

•	“Adjusted EBITDA” which is defined as operating income including joint venture earnings (or loss) and other income (or loss), adjusted to exclude stock based compensation expense (or income), and before interest, taxes, depreciation, and amortization.

•	Strategic Initiatives, namely the several strategic initiatives in the key regions identified by the Motorparts Segments as expected to positively impact its business. The Compensation Committee, with input from the Motorparts Chief Executive Officer, reviewed the progress of these initiatives and had final discretion on the payout of this metric.

•	Safety, which is measured against a Motorparts and product line goal. Each group is assigned annual objectives to further reduce recordable injuries and improve safety as a result.

•	Incident Rate, which is measured as the number of recordable incidents per every 200,000 man hours worked.

•	Service, which is based on delivery performance by Motorparts and each product line. Each group is assigned annual objectives and to improve upon on-time delivery and improve service to its customers as a result.

•	Customer Satisfaction, which is based on specific targets for Motorparts and each product line tied to the number of official customer complaints (CC’s) received in the calendar year. Each group is assigned annual objectives to minimize customer complaints and improve quality as a result.

For the 2015 performance period (i.e., January 1 to December 31, 2015), the MIP objectives, weightings and achievement levels are described below for the applicable named executive officers. The amounts set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below reflect the actual 2015 MIP amounts paid to the named executive officers.

Powertrain Segment

Objective	Business Unit Adjusted EBITDA	Powertrain Adjusted EBITDA	Powertrain Total Revenue	Safety, Customer Satisfaction and Service	Individual Performance	Total
Weighting of Objectives for Corporate Executives	n/a	50%	20%	15%	15%	100%
Payout in 2015 – Jueckstock	n/a	30%	15%	14.3%	15%	74.3%
Payout in 2015 – Shah	n/a	30%	15%	14.3%	12%	71.3 (65.7	% %)(1)
Weighting of Objectives for Product-line Executives	30%	20%	20%	15%	15%	100%
Payout in 2015 – Keller-Comte	30%	12%	15%	16.9%	16%	96.4	%(2)

Motorparts Segment

Objective	Motorparts Adjusted EBITDA	Delivery Performance/Service	Safety	Customer Satisfaction	Strategic Initiatives	Total
Weighting of Objectives	30%	20%	10%	10%	30%	100%
Payout in 2015 - Norton	15%	0%	10%	11%	24%	60%
Payout in 2015 - Egan	15%	0%	10%	11%	24%	60%

(1)	Mr. Shah received a payout that was the average of the calculated Powertrain and Motorparts payout. This resulted in a payout of 65.7% of target for Mr. Shah. The table below sets forth 2015 MIP payouts to the Company’s named executive officers.
(2)	Mr. Keller-Comte received a percentage payout of 96.4% in accordance with his employment letter, which provides for a minimum bonus payout of 150,000 Euro.

2015 Non-Equity Incentive Plan Payments

Named Executive Officer	2015 MIP Payout	2015 Payout as Percent of Target
Daniel Ninivaggi	N/A	N/A
Rainer Jueckstock	$594,400	74.3%
Rajesh Shah	$183,960	65.7%
Jean-Philippe Keller-Comte	150,000	€96.4%
Brad Norton	$147,000	60%
Robert Egan	$117,000	60%

Beginning in fiscal year 2016 and going forward, the Company’s annual incentive awards will be made annually under the Federal-Mogul Corporation 2010 Stock Incentive Plan (which was approved by the Board on February 22, 2010 and by the Company’s stockholders on May 26, 2010 and amended by that certain Amendment No. 1 to the Federal-Mogul Corporation 2010 Stock Incentive Plan, which was approved by the Board on April 21, 2015 and by the Company’s stockholders on June 10, 2015 (the “2010 SIP”)), as determined by the Compensation Committee in its discretion. The 2010 SIP allows the Company to grant performance-based awards that are intended to qualify for deductibility under Internal Revenue Code Section 162(m), as well as awards that are not intended to so qualify. Annual incentive awards will generally be subject to all of the terms and conditions of the 2010 SIP.

MIP awards granted under the 2010 SIP will be subject to recoupment in the event the Compensation Committee determines that a participant has engaged in misconduct or other bad act. Also, upon a determination by the Compensation Committee that the calculations underlying the performance measures and targets, including but not limited to mistakes in the Company’s financial statements with respect to an applicable fiscal year, were incorrect, the Compensation Committee has the discretion to seek to recover the amount of any payment made to participants that exceeded the amount that would have been paid based on the corrected calculations. To the extent not prohibited under applicable law, the Company also has the right to set off (or cause to be set off) any amounts otherwise due to a participant in satisfaction of any repayment obligation described above.

Long-Term Incentive Awards

Long-term incentive grants to the Company’s named executive officers are generally made under the 2010 SIP. The objective of the 2010 SIP is to optimize the profitability and growth of the Company through long-term incentives that are consistent with the Company’s objectives and that link the interests of the 2010 SIP participants to those of the Company’s stockholders. The 2010 SIP provides for the grant of many different types of awards and therefore is intended to provide flexibility to the Company to motivate, attract and retain those who make significant contributions to the Company’s success.

The Company granted certain long-term incentive awards to select members of the Powertrain and Motorparts leadership TEAMS and certain named executive officers in 2015. These awards are known as the 2015 Long-term Incentive Plan Awards.

2015 Long-term Incentive Plan Awards (Powertrain)

In 2014 and 2015, the Company granted performance-based incentive awards to certain of its named executive officers, which provides them the opportunity to receive a cash payment representing a percentage of a bonus pool (the “Pool”) established by the Powertrain Segment based on a percentage of the economic value added to the Powertrain Segment during each calendar quarter. Grants are made annually with a three-year performance period and are expressed for each participating executive as a percentage of the Pool. For the 2015 portion of the three cycles currently in place the Mr. Jueckstock’s percentage is 31.72% and Mr. Keller-Comte’s percentage is 6.54%, each of the applicable Pool. The Pool is established based on economic profit generated in each calendar quarter and includes Adjusted EBIT, Capital Charge and Economic Profit derived from EBIT exceeding the Capital Charge (each as defined in the 2010 SIP). The Maximum Pool for the 2015-2017 cycle was $10M and results for the 2015 portion of the program resulted in a total earned “Pool” for all participating executives of $530,000. The incentive award earned in 2015 for all current cycles under the 2010 SIP was $168,116 for Mr. Jueckstock and 31,923€ for Mr. Keller-Comte.

2015 Long-term Incentive Plan Awards (Motorparts)

In 2015, the Company granted performance-based incentive awards to certain of its named executive officers in the Motorparts Segment, which provides them a target award opportunity based on the Motorparts EBITDA from January 1, 2015 to December 31, 2015. Mr. Norton’s target is 50% of his base salary. The 2015-2017 Plan measures EBITDA in three, one-year targets for 50% of the award and a three-year cumulative EBITDA for the remaining 50% of the award. For 2015, the earned portion for the one-year EBITDA target component of the award for the 2015-2017 cycle was 90% of 16.67% of the participating executive’s target award. For Mr. Norton this resulted in a 2015 earned award of $17,087 for the 2015-2017 performance cycle.

Other Benefits

The named executive officers participate in various U.S. and non-U.S. benefit programs as described below.

Retirement Plans

The Company maintains certain retirement benefit plans for all U.S.-based salaried employees, including a defined benefit pension plan, called the Personal Retirement Account (PRA) and a 401(k) plan. The U.S. defined benefit pension plan was frozen to all participants effective December 31, 2012.

In addition, the Company maintains certain retirement benefit plans for all salaried employees in a particular country. The Company also provides the plans listed below to key executive officers to recruit and retain professional and executive talent. In addition, these retirement plans provide income security to long serving executives. We believe these programs to be reasonable and appropriate in light of competitive practices and the Company’s executives’ total compensation program. None of the plans described in the table below are U.S. tax-qualified plans.

Retirement Plan	Eligible Participants	Plan Benefit
Personal Retirement Account Supplemental Executive Retirement Plan (“PRA SERP”)	Prior to 2013, this program covered employees who exceeded the U.S.—mandated compensation limit for tax-qualified plans, including Mr. Egan. In accordance with his employment agreement, Mr. Jueckstock, did not participate in the PRA SERP. Mr. Ninivaggi, Mr. Shah and Mr. Norton were employed in the United States after the PRA SERP was frozen, and therefore did not participate.	Annual credits ranged from 1.5% to 9.0% of eligible earnings above the then established $250,000 government compensation limit for tax-qualified plans, plus interest. Consistent with the freezing of the U.S. defined benefit plan, the PRA SERP was also frozen as of December 31, 2012.

German Pension Plan (New Executive System Pension Plan N.E.S.)	This program covered management non-tariff employees in Germany. Mr. Jueckstock, a native of Germany, participates in a defined benefit schedule under the German Pension Plan; however, annual contributions on his behalf are capped at 100,000 Euros.	The monthly pension benefit is calculated using final base annual salary; excluding bonus payments. The benefit is determined at 0.5% of salary for compensation below the German Social Security contribution ceiling, plus 1.5% of the salary above that ceiling; per year of pension service.

Retirement Plan	Eligible Participants	Plan Benefit
German Pension Plan (GVT)	This program covers certain management non-tariff employees in Germany working within the Global Valvetrain business unit.

The annual contribution is made up of:

- 2% of salary compensation below the German Social Security Contribution Ceiling (SSCC), plus

- 10% of salary compensation between the SSCC and 3 times the SSCC.

The annual contribution is maintained as a Cash Balance Account that receives an annual interest credit of 4%. At retirement, the Cash Balance Account is paid as a lump-sum, a monthly 60% joint and survivor benefit, or in installments over 10 years.

Other Benefit Plans and Practices

The named executive officers participate in benefits provided to other salaried employees in their resident countries such as medical, prescription drug and dental coverage, life insurance and disability insurance. Additional programs such as an automobile allowance for non-U.S. employees are described in the Summary Compensation Table.

The Company offers a 401(k) plan for U.S.-based employees. The 401(k) plan provides that participants receive a 100% Company match of the first 3% of the employee’s annual compensation contributed to the 401(k) plan and a 50% Company match on the next 2%; for a maximum total Company match of 4% on the first 5% of the employee’s annual compensation. The Company match is immediately vested for the employee’s benefit. In addition, a defined contribution component was added to the 401(k) under which a contribution is made by the Company that varies by age from 0.5% to 4.5% of an employee’s annual income.

Employment Agreements/Termination/Change in Control Benefits

As described in detail and quantified in the “Potential Payments Upon Termination or Change in Control” section and accompanying narrative, the Company’s named executive officers may receive certain benefits upon qualifying terminations from the Company.

2015 Advisory Vote on Executive Compensation

The Company reviewed the results of the advisory “say-on-pay” vote, which was held in connection with the Company’s 2015 annual meeting. In determining executive compensation for 2015, the Compensation Committee considered the stockholder support that the “say-on-pay” proposal received at the Company’s June 10, 2015 annual meeting of stockholders. Because a substantial majority (over 90%) of the Company’s stockholders approved the compensation program as described in the 2015 proxy statement, the Company believes that its programs are effectively designed and continue to be aligned with the interests of the Company’s stockholders and, therefore, the Company did not implement any changes to its executive compensation program as a direct result of the stockholders’ advisory vote.

Policy Regarding 162(m) Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (“Section 162(m)”), generally limits the tax deductibility of annual compensation paid to senior executives to $1,000,000. However, performance-based compensation can be excluded from the limit so long as it meets certain requirements. Though tax deductibility is one of many factors that may be considered by the Compensation Committee when determining executive compensation, Federal-Mogul’s 2015 incentive plans were not specifically designed to qualify under Section 162(m). Thus, the Compensation Committee retained the discretion to award compensation that exceeds or does not qualify for the Section 162(m) deductibility limit. The Compensation Committee modified the Company’s 2016 incentive plans such that awards made under such plans are intended to qualify under Section 162(m).

Clawback

In accordance with the Plan, the Compensation Committee reserves the right, in its sole discretion, to cancel or rescind any award under the Plan, or portion thereof, in certain situations, including, but not limited to, a determination by the Compensation Committee that the participant has committed a Breach of Conduct or a Restatement Event.

Director Compensation

As described more fully below, the following table summarizes the annual compensation for our non-employee directors during 2015.

2015 Director Compensation

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
Carl C. Icahn	$0	$118,507.55	$118,507.55	(1)
Sung Hwan Cho	0	0	0
Thomas W. Elward	69,500.00	0	69,500.00
George Feldenkreis	56,000.00	0	56,000.00
Hunter C. Gary	0	0	0
J. Michael Laisure	83,500.00	0	83,500.00
Courtney R. Mather	0	0	0
Michael Nevin	0	0	0
Louis J. Pastor	0	0	0
Neil S. Subin	62,000.00	0	62,000.00

(1)	Mr. Icahn, as Chairman of the Board of the Company prior to his resignation on May 29, 2015, received compensation in 2015 in the amount of $118,507.55, representing the incremental cost to the Company of his personal use of the Company’s corporate aircraft, including usage following his resignation. Mr. Icahn received no other compensation or fees from the Company in 2015. The calculation of incremental cost for personal use of corporate aircraft includes the variable costs incurred as a result of personal flight activity which are comprised of a portion of ongoing maintenance and repairs, aircraft fuel, airport fees, catering, and fees and travel expenses for the flight crew. The personal use of the corporate aircraft by the Chairman was approved by the Board and the Compensation Committee of the Company.

Summary of Director Compensation

In 2015, non-employee directors (except Messrs. Icahn, Cho, Gary, Mather, Nevin and Pastor, who do not receive fees for serving on the Board) were compensated with an annual retainer of $50,000; $1,500 for each Board meeting attended; and $1,000 for each committee meeting attended. In addition, the Chairman of the Audit Committee is paid an additional $20,000 per year. Directors are also reimbursed for their expenses incurred to attend meetings.

Compensation Committee Report

The Compensation Committee of Federal-Mogul has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be incorporated in Federal-Mogul’s annual report on Form 10-K for the fiscal year ended December 31, 2015.

COMPENSATION COMMITTEE

Michael Nevin, Chairman

Thomas Elward

Neil Subin

The following table lists the major compensation items for the named executive officers. In accordance with SEC rules, 2013 compensation is presented for only the years in which the individuals were named executive officers.

Summary Compensation Table for Fiscal Year 2015

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation(1) ($)	Change in Pension Value and Nonqualified- Deferred Compensation Earnings ($)	All Other Compensation(2) ($)	Total ($)
Daniel Ninivaggi Co-Chief Executive Officer, Federal-Mogul and Chief Executive Officer, Motorparts Segment	2015 2014	2,548,000 2,332,400	— —	— —	— —	68,580 71,384	2,616,580 2,403,784
Rainer Jueckstock Co-Chief Executive Officer, Federal-Mogul and Chief Executive Officer, Powertrain Segment	2015 2014 2013	800,000 823,077 600,000	— 172,134	764,336 1,344,775 540,000	— 1,121,857 —	32,000 36,731 27,804	1,596,336 3,326,440 1,339,938	(3)
Rajesh Shah Senior Vice President and Chief Financial Officer	2015 2014 2013	400,000 415,385 10,769	— 25,000	183,960 348,933 —	— —	38,525 42,515 431	622,485 806,833 36,200
Jean-Philippe Keller-Comte Senior Vice President and General Manager, Valvetrain	2015	282,360	—	197,562	201,388	122,116	803,426
Brad Norton Senior Vice President and General Manager, Chassis & Service	2015	408,462	—	164,087	—	161,213	733,762
Robert Egan Senior Vice President, North America Sales & Strategy	2015	323,750	—	117,000	—	211,180	651,930

(1)	For 2015, column (e) reflects payout under the 2015 MIP. For Messrs. Jueckstock, and Keller-Comte, this includes the earned cash settled economic value added award values of $168,116 and $34,662 (31,923 Euro), respectively, paid pursuant to the Powertrain LTIP program. For Mr. Norton, this includes earned cash settled EBITDA added award value of $17,087 under the Motorparts LTIP program.
(2)	The amounts in column (g) reflect All Other Compensation for 2015.

a.	The amount in column (g) for Mr. Ninivaggi reflects the following: an automobile allowance of 4% of base salary capped at $48,000; contributions to the age-based portion of the defined contribution pension plan of $9,275; 401(k) plan Company match of $10,600; and spousal travel of $705 for a total of $68,580 in All Other Compensation for 2015.

b.	The amount in column (g) for Mr. Jueckstock reflects an automobile allowance of 4% of base salary for a total of $32,000 in All Other Compensation for 2015.

c.	The amount in column (g) for Mr. Shah reflects the following: an automobile allowance of $16,000; contributions to the age-based portion of the defined contribution pension plan of $11,925; and 401(k) plan Company match of $10,600 for a total of $38,525 in All Other Compensation for 2015.

d.	The amount in column (g) for Mr. Norton reflects the following: an automobile allowance of $16,338; contributions to the age-based portion of the defined contribution pension plan of $9,275; 401(k) plan Company match of $10,600 and a retention bonus of $125,000 for a total of $161,213 in All Other Compensation for 2015.

e.	The amount in column (g) for Mr. Keller-Comte reflects the following: relocation costs of 98,130 Euro (converted to $106,570 using the 2015 average Euro to U.S. dollar conversion rate of 1.086) and a company-provided automobile cost with an annual value of 14,315 Euro (converted to $15,546 using the 2015 average Euro to U.S. dollar conversion rate of 1.086) in All Other Compensation for 2015.

f.	The amount in column (g) for Mr. Egan reflects the following: an automobile allowance of $12,950; contributions to the age-based portion of the defined contribution pension plan of $11,925; 401(k) plan Company match of $10,600; retention payments totaling $175,000; and spousal travel of $705 for a total of $211,180 in All Other Compensation for 2015.

(3)	Mr. Jueckstock’s SEC total compensation for 2014 was, in part, attributed to a pension increase of $1,121,857. However, $863,034, or 77% of the value of the pension increase, is the direct result of reflecting historically low interest rates. The discount rate dropped from 3.25% at December 31, 2013 to 1.5% in December 31, 2014.

Grants of Plan-Based Awards

Name	Type of Award	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
			Threshold ($)	Target ($)	Maximum ($)
Rainer Jueckstock	Annual Incentive Awards EVA Cycle 2015-2017 Award	January 1, 2015 March 19, 2015	$400,000 $0	$800,000 —	$1,400,000 $3,172,000
Rajesh Shah	Annual Incentive Awards	January 1, 2015	$140,000	$280,000	$490,000
Jean-Philippe Keller-Comte	Annual Incentive Awards EVA Cycle 2015-2017 Award	January 1, 2015 March 19, 2015	77,800 —	155,600 —	272,300 654,000
Brad Norton	Annual Incentive Awards 2015 LTIP Award	January 1, 2015 January 1, 2015	$122,500 $102,500	$245,000 $205,000	$428,750 $307,500
Robert Egan	Annual Incentive Awards	January 1, 2015	$97,500	$195,000	$341,250

The following table sets forth information concerning outstanding equity awards held by the named executive officers.

2015 Outstanding Equity Awards at Fiscal Year End

OPTION AWARDS
Name	Grant Date	Number of Securities Underlying Unexercised Options/ SARs Exercisable	Number of Securities Underlying Unexercised Options/SARs Unexercisable(1)	Option/SAR Exercise Price ($)(3)	Option/SAR Expiration Date
Daniel Ninivaggi(2)	N/A	N/A	N/A	N/A	N/A
Rainer Jueckstock	02/27/2012	14,865	14,865	$17.64	02/27/2017
Rajesh Shah(2)	N/A	N/A	N/A	N/A	N/A
Jean-Philippe Keller-Comte(2)	N/A	N/A	N/A	N/A	N/A
Brad Norton(2)	N/A	N/A	N/A	N/A	N/A
Robert Egan	02/27/2012	7,021	7,021	$17.64	02/27/2017

(1)	The SARs granted in 2010 vest in three equal installments. The first, second and third installment vested on February 22, 2011, February 22, 2012, and February 22, 2013, respectively. The SARs granted in 2010 expired with no value on February 22, 2015.

The SARs granted in 2011 vest in four equal installments. The first, second, third and fourth installments vested on February 22, 2011, February 22, 2012, February 22, 2013, and February 22, 2014, respectively.

The SARs granted in 2012 vest in four equal installments. The first, second and third installment vested on February 27, 2012, February 27, 2013, and February 27, 2014, respectively, and the remaining installment vested on February 27, 2015.

(2)	Mr. Ninivaggi, Mr. Shah, Mr. Keller-Comte and Mr. Norton were not employed by the company in 2011 or 2012 and accordingly did not receive stock appreciation rights (SARs).
(3)	In 2015, no options or stock appreciation rights (SARs) were exercised, and there were no unvested stock held by any of the Company’s named executive officers.

Pension Benefits

The following table outlines the pension programs in which the named executive officers participate. Some cover all salaried employees of the location or country in which they are based and some programs involve additional benefits intended to retain executive talent.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)(1)	Payments During Last Fiscal Year ($)
Rainer Jueckstock(2)	German Pension Plan (N.E.S.)	15	$1,820,082	$0
Jean-Philippe Keller-Comte	German Pension Plan (G.V.T.)	8	$201,388	$0
Robert Egan(3)	Personal Retirement Account	33	$800,173	$0
	Personal Retirement Account Supplemental Executive Retirement Plan (PRA SERP)	33	$611,446	$0

(1)	The present value of accumulated benefits was determined using the discount rate, mortality assumptions, interest crediting rate, and December 31, 2015 measurement date used by the Company for financial reporting purposes in Footnote 15 of Item 8 of the Company’s annual report on Form 10-K for the year ended December 31, 2015. The benefits were assumed to be payable at normal retirement ages or such earlier ages at which the executives could commence an unreduced retirement benefit. The pension benefits for Mr. Jueckstock and are denominated in Euros. The present value of these accumulated benefits reflects a Euro-U.S. Dollar exchange rate of 1.086, which was the rate in effect as of December 31, 2015.
(2)	Mr. Jueckstock, a native of Germany, participates in a defined benefit schedule of the German Pension Plan. The plan contributions are calculated based on annual salary, excluding bonuses. The benefit is determined at 0.5% of the base salary for compensation below the German Social Security contribution ceiling plus 1.5% of the base salary above that ceiling, per year of pension service. Contributions on behalf of Mr. Jueckstock are limited by his employment agreement to not more than 100,000 Euros per year.
(3)	Since the SERP is frozen, Mr. Egan’s account received no increase in pension benefits in 2015.

Potential Payments Upon Termination or Change in Control

Employment Agreement of Mr. Jueckstock

Mr. Jueckstock was appointed Chief Executive Officer, Powertrain Segment effective April 1, 2012. The Company entered into an employment agreement with Mr. Jueckstock on that date, which was subsequently amended by a First Amendment dated effective as of April 1, 2016. The employment agreement provided for (i) an annual base salary of $600,000, increased to $900,000 under the First Amendment, (ii) a bonus opportunity of 90% of his base salary under the Company’s MIP, increased to 110% under the First Amendment, and (iii) the term of the employment agreement is April 1, 2012 through March 31, 2016, extended through March 31, 2018 under the First Amendment. If, prior to March 31, 2017, Mr. Jueckstock is terminated by the Company without “cause” or by Mr. Jueckstock for “good reason” (each as defined below), Mr. Jueckstock is entitled to one year’s base salary plus his target bonus under the Company’s MIP for the year in which termination occurs and any vested amounts owing under the Company’s LTIP. The Company has also agreed to continue to make contributions to the German Pension Plan for the benefit of Mr. Jueckstock in an amount not to exceed 100,000 Euros per year, increased to 125,000 Euros per year in the First Amendment. Mr. Jueckstock has also agreed to a non-competition provision for a period that ends one year from the last day of his employment. The non-competition provision may be extended by the Company for an additional one-year period under the conditions set forth in the employment agreement and subject to the Company providing Mr. Jueckstock an additional one year’s base salary during such extension.

The employment agreement supersedes all prior agreements between Mr. Jueckstock and the Company (other than the Company’s German Pension Plan).

Under Mr. Jueckstock’s employment agreement, “cause” means:

•	conviction of any crime (other than traffic violations and similar minor infractions of law);

•	failure to follow, in any material respect, the lawful directions given by the Company or its subsidiaries or the policies or procedures adopted by the Board from time to time;

•	failure to come to work on a full-time basis, other than on holidays, vacation days, sick days or other days off under the Company’s business policies;

•	impairment due to alcoholism, drug addiction or similar matters; and

•	a material breach of the employment agreement, including, without limitation, any breach of the covenants related to confidential information and competitive services set forth in the employment agreement.

Under Mr. Jueckstock’s employment agreement, “good reason” means:

•	the failure of the Company to make any payment expressly required to be made under the terms of the employment agreement, if such failure continues for 15 business days following written notice detailing the amount and circumstances of such failure given personally by hand by Mr. Jueckstock to the Chairman of the Board; and

•	a change in title or position resulting in Mr. Jueckstock no longer reporting to the Company’s Board.

Employment Agreement of Mr. Ninivaggi

Mr. Daniel Ninivaggi became Chief Executive Officer of the Motorparts Segment on February 5, 2014. Mr. Ninivaggi’s annualized base salary is $2,548,000. His employment agreement provides for a notice period of 90 days in the event of his termination for other than cause. In such an event, Mr. Ninivaggi would be entitled to compensation at the rate of $98,000 per two week period from the date of the giving of such notice through the 90th day following the date of the giving of such notice.

Under Mr. Ninivaggi’s employment agreement, “cause” means:

•	conviction of any felony or the commencement of a criminal proceeding against Mr. Ninivaggi alleging fraud or violation of the federal securities laws;

•	willful failure to follow the lawful directions given by the Company to Mr. Ninivaggi or the written policies or procedures adopted by the Company from time to time that are made available to Mr. Ninivaggi;

•	failure to come to work on a full-time basis, other than on holidays, vacation days, sick days or other days off under the Company’s business policies;

•	impairment due to alcoholism, drug addiction or similar matters; and

•	a material breach of the employment agreement.

In the event of Mr. Ninivaggi’s resignation from the Company he must provide ninety (90) days written notice to the Company, during which time he would be required to continue to provide the services required by the employment agreement. The Company, however, may at any time after receiving notice of resignation from Mr. Ninivaggi, terminate his employment. In the event of such termination, the Company would be obligated to continue to pay Mr. Ninivaggi compensation at the rate of $98,000 per two week period from the date that Mr. Ninivaggi gives the 90 day notice through the 30th day following the date of this notice.

Offer Letter of Mr. Shah

On December 9, 2013, Mr. Shah entered into an offer letter with the Company to serve as Senior Vice President and Chief Financial Officer of the Company. The offer letter provides for (i) an annual base salary of $400,000, (ii) a target bonus opportunity of 70% of his base salary under the Company’s MIP (with a minimum bonus of $125,000 with respect to fiscal year 2014), (iii) participation in the Company’s Strategic Incentive Program, as described above in “Mr. Shah’s Strategic Incentive Program,” (iv) a sign-on bonus of $25,000, (v) tax preparation reimbursement payments of up to $3,200 per year and (vi) a 24 month employment term, which may be extended for an additional 12 months upon written mutual agreement of the parties. If Mr. Shah is terminated without Cause (as defined in his offer letter) within the first 24 months of his employment term, he would be entitled to receive the lesser of (i) his base salary through the remainder of such 24 month employment term or (ii) 6 months of his base salary. If Mr. Shah is terminated without Cause after the first 24 months of his employment term but before the 36 month anniversary of his initial employment date, he would be entitled to receive 6 months of his base salary.

Mr. Shah left his position with the Company in January 2016, at which time Mr. Rouquet was named Senior Vice President and Chief Financial Officer.

Other Change in Control Arrangements

As of December 31, 2015, the Company’s named executive officers were not entitled to receive any payments or benefits immediately upon a change in control.

The following table summarizes the value of potential payments and benefits under various termination circumstances assuming for each of the named executive officers a termination date of December 31, 2015.

Name	Value if Involuntarily Terminated Without Cause	Value if Voluntarily Terminated by Executive for Good Reason	Value if Terminated Due to Death or Disability	Value if Involuntarily Terminated following a Change in Control
Daniel Ninivaggi	$630,000	—	—	$630,000
Rainer Jueckstock(1)	$1,600,000	$1,600,000	—	$1,600,000
Rajesh Shah	$200,000	—	—	$200,000
Jean-Philippe Keller-Comte	463,666	€—	—	463,666	€
Brad Norton	$205,000	—	—	$205,000
Robert Egan	N/A	—	—	N/A

(1)	Please refer to the discussion preceding this table for a description of the payments Mr. Jueckstock would receive upon termination.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was, during the fiscal year ended December 31, 2015, an officer, former officer or employee of the Company or any of its subsidiaries. None of the Company’s executive officers served as a member of:

•	the compensation committee of another entity in which one of the executive officers of such entity served on the Compensation Committee;

•	the board of directors of another entity, one of whose executive officers served on the Compensation Committee; or

•	the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized For Issuance Under Equity Compensation Plan

EQUITY COMPENSATION PLANS

The table below contains information about securities authorized for issuance under our 2010 Stock Incentive Plan as of December 31, 2015. The Plan was approved by our stockholders and became effective on May 26, 2010.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights(a)		Weighted-Average Exercise Price of Outstanding Options Warrants and Rights(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in (a)) (c)
Equity compensation plans approved by security holders:
Federal-Mogul Corporation 2010 Stock Incentive Plan
Stock appreciation rights (SARs)	1,474	(1)	$19.67	9,998,526	(3)
Stock options	—	(2)	—
Equity compensation plans not approved by security holders:
None	—		—	—
Total	1,474		$19.67	9,998,526

(1)	The only Awards outstanding under the Federal-Mogul Corporation 2010 Stock Incentive Plan are stock appreciation rights (SARs), which can be settled in cash, stock, or other Awards, based on the sole discretion of the Committee, when exercised by the participant upon vesting or up to the expiration date.
(2)	No stock options are outstanding under the Federal-Mogul Corporation 2010 Stock Incentive Plan.
(3)	Represents shares of common stock that remain available for future issuance pursuant to the Federal-Mogul Corporation 2010 Stock Incentive Plan in connection with awards of stock options, stock appreciation rights, restricted stock, restricted stock units, stock units, performance units and performance shares.

Security Ownership of Certain Beneficial Owners and Management

The following table shows the amount of common stock beneficially owned by all persons known by the Company to own beneficially more than 5% of the Company’s common stock, the Company’s directors, the named executive officers, and the directors and officers as a group, as of April 13, 2016. The number of shares shown includes shares that are individually or jointly owned, as well as shares over which the individual has either sole or shared investment or voting authority. The percentage calculations set forth in the table are based on 169,040,651 shares of common stock outstanding on April 13, 2016 rather than based on the percentages set forth in stockholders’ Schedules 13G or 13D, as applicable, filed with the SEC.

Name and address(1)	Beneficial Ownership(2)		Percent of Class
IEH FM Holdings, LLC	138,590,141	(3)	81.99%
Sung Hwan Cho	—		—
Thomas W. Elward	—		—
George Feldenkreis	70,338		*
Martin Hendricks	—		—
Carl C. Icahn	138,590,141	(4)	81.99%
Rainer Jueckstock	36,197		*
J. Michael Laisure	—		—
Michael Nevin	—		—
Daniel A. Ninivaggi	—		—
Scott P. Pepin	—		—
Brett D. Pynnonen	—		—
Jerome Rouquet	—		—
Rajesh K. Shah	—		—
Neil S. Subin	—		—
All directors and officers as a group, 14 persons	138,709,657		82.10%

*	Represents less than 1% of the outstanding common stock

(1)	Unless otherwise set forth in the following footnotes to the table, the address of each beneficial owner is c/o Federal-Mogul Holdings Corporation, 27300 West 11 Mile Road, Southfield, Michigan 48034.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and includes options and warrants that are exercisable within 60 days of April 13, 2016. Percentages for each beneficial owner are based on 169,040,651 shares outstanding as of the close of business on April 13, 2016. Shares issuable upon exercise of outstanding options and warrants are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and dispositive power with respect to the shares set forth opposite such stockholder’s name.
(3)	Based solely upon information contained in a Schedule 13D/A No. 9 filed with the SEC on March 27, 2015, IEH FM Holdings, LLC, of which Icahn Enterprises Holdings L.P. is the sole member, has sole voting and dispositive power with respect to 138,590,141 shares of common stock. Icahn Enterprises G.P. Inc. is the general partner of Icahn Enterprises Holdings L.P. and Beckton Corp., which is 100% owned by Mr. Icahn, who is the sole stockholder of Icahn Enterprises G.P. Inc. The address for IEH FM Holdings, LLC is White Plains Plaza, 445 Hamilton Avenue – Suite 1210, White Plains, New York 10601.
(4)	Mr. Icahn may be deemed to be the indirect beneficial owner of 138,590,141 shares of common stock owned by IEH FM Holdings, LLC. See footnote (3) above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Based on a review of the questionnaires that our directors and executive officers completed, and a review of our internal records on any related person that was identified in such questionnaires, we have determined that there are no related party transactions in excess of $120,000, since the beginning of 2015 or currently proposed, involving the Company, other than as follows:

•	Insight Portfolio Group, LLC (“Insight”) is an entity formed by Icahn Enterprises L.P. (“IEP”) in order to maximize the potential buying power of a group of entities with which IEP has a relationship in negotiating with a wide range of suppliers of goods, services and tangible and intangible property at negotiated rates. The Company was a member of the buying group in 2012. Prior to December 31, 2012, the Company did not pay Icahn Sourcing any fees or other amounts with respect to the buying group arrangement. The Company acquired a minority equity interest in Insight in 2013 and agreed to pay a portion of Insight’s operating expenses in 2013. In addition to the minority equity interest held by the Company, certain subsidiaries of IEP and other entities with which IEP has a relationship also acquired minority equity interests in Insight and agreed to pay a portion of Insight’s operating expenses.

The Company’s payments to Insight were less than $0.5 million for the years ended December 31, 2015 , 2014 and 2013. The Company anticipates its 2016 payments to Insight Portfolio Group to be similar to the amounts paid in 2015.

•	IEP has a non-controlling ownership interest in Navistar, Inc. (“Navistar”) and Hertz Global Holdings Inc. (“Hertz”), and a controlling interest in XO Holdings, Inc. (“XO”). The Company’s purchases from Hertz were less than $1 million for the year ended December 31, 2015. The Company’s purchases from XO were $1 million for the year ended December 31, 2015. The Company’s sales to Navistar for the year ended December 31, 2015 were $18 million.

•	On June 1, 2015, IEP, the Company’s parent, completed an acquisition of substantially all of the assets of Uni-Select USA, Inc. and Beck/Arnley Worldparts, Inc. comprising the U.S. automotive parts distribution of Uni-Select Inc (“Uni-Select”). Uni-Select will be operated independently from the Company and all transactions will be approved by the independent directors of the Company. In connection with IEP’s acquisition of Uni-Select, Mr. Icahn has resigned from the Company’s board of directors and Daniel A. Ninivaggi, Co-Chief Executive Officer of the Company has resigned from the board of directors of IEP.

Subsequent to the IEP acquisition of Uni-Select, Uni-Select changed its name to Auto Plus. The Company had $27 million of sales from the date of acquisition through December 31, 2015 to Auto Plus and $12 million of accounts receivable outstanding from Auto Plus as of December 31, 2015.

•	PSC Metals, Inc. (“PSC Metals”) is a wholly-owned subsidiary of IEP. The Company had scrap sales to PSC Metals of $167,000 for the year ended December 31, 2015.

•	Janis N. Acosta, the wife of Mr. Ninivaggi, the Company’s Co-Chief Executive Officer and Chief Executive Officer of the Motorparts Segment and director, serves as the Executive Vice President, General Counsel and Corporate Secretary of International Automotive Components Group (“IAC Group”). In 2015, the Company sold $12 million in products to IAC Group. These transactions with IAC Group were made in the ordinary course of the Company’s business and in accordance with its normal procedures for sales of its products to customers on an arms-length basis.

Although in 2015 the Company did not have a formalized policy specifically regarding the review, approval or ratification of transactions with related persons in excess of $120,000 as defined under Item 404(a) of Regulation S-K, the Federal-Mogul Integrity Program (available at www.federalmogul.com) prohibits our directors, officers, employees and associates from participating in transactions involving conflicts of interest and requires disclosure of any potential conflicts of interest, as well as approval of the acceptance of any position as an officer or director of outside business concerns. In addition, each director is required to disclose to the Board any financial interest or personal interest that he or she has in any contract or transaction that is being considered by the Board for approval. If a director has a personal interest in a matter before the Board, the director must disclose the interest to the Board, excuse himself or herself from participation in the discussion and not vote on the matter. The Company formally adopted a policy regarding approval of related party transactions in 2016.

Director Independence and Controlled Company Status

The Company’s common stock is listed on the NASDAQ Global Select Market, and NASDAQ’s standards and definitions relating to director independence apply to us. The Board has determined that four of the Company’s current directors, Messrs. Elward, Feldenkreis, Laisure and Subin are independent under these standards and definitions. The Board considered several factors in determining that Messrs. Elward, Feldenkreis, Laisure, and Subin are independent. The Board did not assign any particular weight or importance to any single factor but rather considered them as a whole. After considering all relevant information, the Board concluded that none of Messrs. Elward, Feldenkreis, Laisure, and Subin had any relationship that would interfere with their exercise of independent judgment in carrying out the responsibilities of a director, and that each of them satisfied NASDAQ’s standards and definitions for independence. Each of Messrs. Cho, Nevin, Mather and Pastor are employed by and/or otherwise affiliated with Mr. Icahn or entities controlled by Mr. Icahn, the Company’s principal beneficial stockholder. Messrs. Jueckstock and Ninivaggi are the Company’s current Co-Chief Executive Officers.

From February 25, 2008, and through the date hereof, Mr. Icahn, the Company’s principal beneficial stockholder, controlled more than 50% of the voting power of the Company’s common stock. See “Security Ownership of Certain Beneficial

Owners and Management” below. Consequently, the Company is a “controlled company” under applicable NASDAQ rules. Under these rules, a “controlled company” may elect not to comply with certain NASDAQ corporate governance requirements, including requirements that: (i) a majority of the Board consist of independent directors; (ii) director nominees be selected or recommended for selection by a majority of the independent directors or by a nominating committee composed solely of independent directors; and (iii) compensation of officers be determined or recommended to the Board by a majority of its independent directors or by a compensation committee that is composed entirely of independent directors.

The Company has elected to use these exemptions. As a result, (i) the Company does not have a majority of independent directors, (ii) the Company does not have a nominating committee or a nominating committee charter and (iii) the Company’s Compensation Committee does not satisfy NASDAQ’s corporate governance requirements applicable to compensation committees of non-controlled companies.

Item 14. Principal Accountant Fees and Services.

In connection with the audit of the 2015 financial statements, the Company entered into an engagement agreement with Grant Thornton LLP (“Grant Thornton”) which sets forth the terms by which Grant Thornton will perform audit services for the Company. That agreement is subject to alternative dispute resolution procedures.

In addition to retaining Grant Thornton to audit the Company’s consolidated financial statements for 2015, the Company retained Grant Thornton, as well as other accounting firms, to provide tax and other advisory services in 2015. The Company understands the need for Grant Thornton to maintain objectivity and independence in its audit of the Company’s financial statements.

The following table sets forth fees billed for professional audit services and other services in the following categories and amounts by Grant Thornton for the fiscal years December 31, 2015 and December 31, 2014:

	Year Ended December 31
	2015	2014
	(Millions of Dollars)
Audit fees (1)	$5.54	$5.34
Audit-related fees (2)	$0.12	$0.14
Tax fees (3)	$0.03	$0.02

Total	$5.69	$5.50

The amounts shown above include payment of out-of-pocket expenses incurred by Grant Thornton.

(1)	Audit fees: Services under this caption include consolidated financial statement audit fees, internal control over financial reporting audit fees, domestic subsidiary financial statement audit fees and international statutory audit fees.
(2)	Audit-related fees: Services under this caption include accounting advisory, acquisition due diligence and employee benefit plan audits.
(3)	Tax fees: Services under this caption include statutory compliance, expatriate compliance and tax advisory services.

All of the audit, audit-related, tax and other services performed by Grant Thornton were pre-approved by the Audit Committee in accordance with the pre-approval policies and procedures described below.

Audit Committee’s Pre-Approval Policies and Procedures

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(3) The following exhibits are filed as part of this Amendment No. 2 to Annual Report on Form 10-K/A:

Document
31.7	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.8	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.9	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April, 2016.

FEDERAL-MOGUL HOLDINGS CORPORATION

By:	/s/ Michelle Epstein Taigman
Michelle Epstein Taigman
Senior Vice President, General Counsel and Secretary

EXHIBIT INDEX

31.7	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.8	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.9	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.