Form 10-Q
period 2016-06-30
Federal-Mogul Holdings Corp
filed 2016-07-27
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of July 25, 2016, there were 169,040,651 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL HOLDINGS CORPORATION
Form 10-Q
For the Three and Six Months Ended June 30, 2016

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015

Net sales	$1,924	$1,962	$3,821	$3,797
Cost of products sold	(1,620)	(1,672)	(3,229)	(3,256)

Gross profit	304	290	592	541

Selling, general and administrative expenses	(215)	(200)	(413)	(403)
Goodwill and intangible impairment expense, net (Note 10)	(6)	—	(6)	6
Restructuring charges and asset impairments, net (Note 3)	(6)	(30)	(24)	(43)
Amortization expense (Note 10)	(14)	(15)	(29)	(29)
Other income (expense), net (Note 4)	2	—	12	(3)
Operating income (loss)	65	45	132	69

Interest expense, net	(36)	(32)	(73)	(67)
Equity earnings of nonconsolidated affiliates (Note 11)	19	16	33	28
Income (loss) from continuing operations before income taxes	48	29	92	30
Income tax (expense) benefit (Note 14)	(15)	(12)	(23)	(23)
Income (loss) income from continuing operations	33	17	69	7
Gain from discontinued operations, net of income tax	—	7	—	7
Net income (loss)	33	24	69	14

Net (income) attributable to noncontrolling interests	(2)	(2)	(3)	(3)
Net income (loss) attributable to Federal-Mogul	$31	$22	$66	$11

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$31	$15	$66	$4
Gain from discontinued operations, net of income tax	—	7	—	7
Net income (loss)	$31	$22	$66	$11

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income (loss) from continuing operations	$0.18	$0.09	$0.39	$0.03
Gain from discontinued operations, net of income tax	—	0.04	—	0.04
Net income (loss)	$0.18	$0.13	$0.39	$0.07
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net income (loss)	$33	$24	$69	$14
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments	(57)	22	(15)	(97)
Cash flow hedging income (loss), net	1	(2)	1	(1)
Postemployment benefits	3	1	7	22
Other comprehensive income (loss), net of tax	(53)	21	(7)	(76)
Comprehensive income (loss)	(20)	45	62	(62)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(2)	(7)	(1)
Comprehensive income (loss) attributable to Federal-Mogul	$(23)	$43	$55	$(63)

See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in millions)

	June 30	December 31
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$290	$194
Accounts receivable, net	1,351	1,374
Inventories, net (Note 9)	1,348	1,342
Prepaid expenses and other current assets	216	188
Total current assets	3,205	3,098

Property, plant and equipment, net	2,387	2,353
Goodwill and other indefinite-lived intangible assets (Note 10)	907	903
Definite-lived intangible assets, net (Note 10)	374	404
Investments in nonconsolidated affiliates (Note 11)	266	296
Other noncurrent assets	160	174
TOTAL ASSETS	$7,299	$7,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt (Note 12)	$144	$138
Accounts payable	915	901
Accrued liabilities	576	582
Current portion of pensions and other postemployment benefits liability	41	40
Other current liabilities	142	159
Total current liabilities	1,818	1,820

Long-term debt (Note 12)	2,949	2,914
Pensions and other postemployment benefits liability	1,110	1,123
Long-term portion of deferred income taxes	367	367
Other accrued liabilities	91	102

Shareholders’ equity:
Preferred stock ($0.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($0.01 par value; 450,100,000 authorized shares; 170,636,151 issued shares and 169,040,651 outstanding shares as of June 30, 2016 and December 31, 2015)	2	2
Additional paid-in capital	2,899	2,899
Accumulated deficit	(730)	(796)
Accumulated other comprehensive loss	(1,329)	(1,318)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	825	770
Noncontrolling interests	139	132
Total shareholders’ equity	964	902
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,299	$7,228
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Six Months Ended
	June 30
	2016	2015
Cash Provided From (Used By) Operating Activities
Net income (loss)	$69	$14
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	180	166
Restructuring charges and asset impairments	24	43
Payments against restructuring liabilities	(24)	(38)
Goodwill and intangible asset impairment expense, net	6	(6)
Equity earnings of nonconsolidated affiliates	(33)	(28)
Cash dividends received from nonconsolidated affiliates	65	6
Change in pensions and postemployment benefits	(16)	(16)
Deferred tax benefit	(2)	(1)
Loss on sale of equity method investment	—	11
Gain from discontinued operations	—	(7)
Gain from sales of property, plant and equipment	(9)	(4)
Unrealized foreign currency transaction losses	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	35	(182)
Inventories	8	(117)
Accounts payable	27	80
Other assets and liabilities	(37)	(12)
Net Cash Provided From (Used by) Operating Activities	292	(91)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(195)	(216)
Payments to acquire businesses, net of cash acquired	(24)	(301)
Net proceeds from sale of equity method investment		15
Net proceeds from sales of property, plant and equipment	4	8
Transfer of cash balances upon disposition of operations held for sale	(12)	—
Capital investment in nonconsolidated affiliates	(1)	—
Net Cash Provided From (Used By) Investing Activities	(228)	(494)

Cash Provided From (Used By) Financing Activities
Proceeds from term loans, net of original issue discount	28	—
Proceeds from equity rights offering net of related fees	—	250
Proceeds from borrowings on revolving line of credit	256	384
Payments on revolving line of credit	(208)	(154)
Principal payments on term loans	(38)	(13)
Decrease in other long-term debt	—	(4)
Increase in short-term debt	2	17
Net remittances on servicing of factoring arrangements	(1)	(1)
Net Cash Provided From (Used By) Financing Activities	39	479

Effect of foreign currency exchange rate fluctuations on cash	(19)	17

Cash and equivalents at beginning of period	194	332
Cash from operations held for sale at January 1	12	—
Increase (decrease) in cash and equivalents	84	(89)
Cash and equivalents at end of period	$290	$243

Supplementary Disclosures:
Non-cash financing and investing activities:
Change in accrued property and equipment additions	$(17)	$(16)

See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(tabular information in millions, except per share amounts)

1     DESCRIPTION OF BUSINESS

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

Proposed Merger Transaction
On February 29, 2016, the Company announced it received a proposal from its majority shareholder Icahn Enterprises L.P. ("IEP") to purchase the shares of the Company's common stock not owned by IEP for $7.00 per share in a merger transaction.  The Company’s Board of Directors subsequently authorized the formation of a special committee consisting of three of the four independent members of the Board of Directors and chaired by Thomas W. Elward to review and evaluate this proposal and any alternative transactions involving the Company. Following its formation, the special committee engaged Houlihan Lokey Capital, Inc. as its financial advisor and Richards, Layton & Finger as its legal counsel. The special committee, working with its advisors, commenced its review and evaluation of the IEP proposal and alternatives thereto. Subsequent to submitting its proposal, IEP advised the Company’s Board of Directors that it was not considering selling its stake in Federal-Mogul at the current time.

On June 20, 2016, the Company announced it had received a revised proposal from IEP to purchase shares of the Company’s common stock not owned by IEP for $8.00 per share, an increase from IEP’s previous offer of $7.00 in cash per share. The proposed merger process is on-going as of the date of this report.

2	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - Interim Financial Statements
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary for a fair presentation of the results of operations, comprehensive income, financial position, and cash flows. The Company’s management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 and the Company's Amended Annual Reports on Form 10-K/A for the year ended December 31, 2015 filed on March 30, 2016 and April 29, 2016. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

Principles of Consolidation: The Company consolidates into its financial statements all wholly-owned and any partially-owned subsidiaries the Company has the ability to control. Control generally equates to ownership percentage, whereby investments more than 50% owned are consolidated, investments in affiliates of 50% or less but greater than 20% are accounted for using the equity method, and investments in affiliates of 20% or less are accounted for using the cost method. See Note 11, Investment in Nonconsolidated Affiliates, for discussion regarding the Company's subsidiaries that were subject to regulatory control.

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

Factoring of Accounts Receivable: The Company's subsidiaries in Brazil, France, Germany, Italy, Canada, and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	June 30	December 31
	2016	2015
Gross accounts receivable factored	$566	$408
Gross accounts receivable factored, qualifying as sales	$556	$401
Undrawn cash on factored accounts receivable	$1	$1

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Proceeds from factoring qualifying as sales	$429	$410	$842	$800
Financing charges	(4)	(2)	$(7)	$(4)

Accounts receivable factored but not qualifying as a sale were pledged as collateral and accounted for as secured borrowings and recorded in the condensed consolidated balance sheets within “Accounts receivable, net” and “Short-term debt, including the current portion of long-term debt.”

The financing charges are recorded in the condensed consolidated statements of operations within “Other income (expense), net.” Where the Company receives a fee to service and monitor these transferred receivables, such fees are sufficient to offset the costs and as such, a servicing asset or liability is not recorded as a result of such activities.

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $4 million and $11 million as of June 30, 2016 and December 31, 2015.

Changes in Accounting Principle
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The accounting guidance requires debt issuance costs related to a recognized debt liability be reported in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability. The guidance is effective retrospectively and the Company has adopted this guidance in the first quarter of 2016. The adoption of this accounting guidance to the consolidated and condensed consolidated financial statements is summarized below:

	June 30, 2016
Condensed Consolidated Balance Sheet	Prior Accounting Principles	Effect of Accounting Change	As Reported
Other noncurrent assets	$169	(9)	$160
Long-term debt	$2,958	(9)	$2,949

	December 31, 2015
Consolidated Balance Sheet	Previously Reported	Effect of Accounting Change	Recast
Other noncurrent assets	$184	(10)	$174
Long-term debt	$2,924	(10)	$2,914

Noncontrolling Interests
The following table presents a rollforward of the changes in noncontrolling interests:

Six Months Ended June 30

Equity balance of noncontrolling interests as of January 1	$132
Comprehensive income (loss):
Net income	3
Foreign currency adjustments and other	4
Equity balance of noncontrolling interests as of June 30	$139

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

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue recognition, with subsequent amendments in 2015. In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, and ASU 2016-12 which amend the implementation guidance and illustrations in the new standard. The Company is currently evaluating the effects of these accounting pronouncements.

3	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS, NET

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

	Three Months Ended June 30,
	2016
	Powertrain	Motorparts	Corporate	Total
Severance and other charges, net	$(2)	$(4)	$—	$(6)
Asset impairments related to restructuring activities	—	—	—	—
Total restructuring charges	(2)	(4)	—	(6)

Other asset impairments	—	—	—	—
Total restructuring charges and asset impairments	$(2)	$(4)	$—	$(6)

	2015
	Powertrain	Motorparts	Corporate	Total
Severance and other charges, net	$(2)	$(25)	$—	$(27)
Asset impairments related to restructuring activities	—	(1)	—	(1)
Total restructuring charges	(2)	(26)	—	(28)

Other asset impairments	(2)	—	—	(2)
Total restructuring charges and asset impairments	$(4)	$(26)	$—	$(30)

	Six Months Ended June 30,
	2016
	Powertrain	Motorparts	Corporate	Total
Severance and other charges, net	$(14)	$(7)	$—	$(21)
Asset impairments related to restructuring activities	—	—	—	—
Total restructuring charges	(14)	(7)	—	(21)

Impairment of assets held for sale	—	(3)	—	(3)
Total restructuring charges and asset impairments	$(14)	$(10)	$—	$(24)

	2015
	Powertrain	Motorparts	Corporate	Total
Severance and other charges, net	$(8)	$(31)	$—	$(39)
Asset impairments related to restructuring activities	—	(1)	—	(1)
Total restructuring charges	(8)	(32)	—	(40)

Other asset impairments	(2)	(1)	—	(3)
Total restructuring charges and asset impairments	$(10)	$(33)	$—	$(43)

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

The following table provides a quarterly summary of the Company’s restructuring liabilities and related activity as of and for the six months ended June 30, 2016 and 2015 by reporting segment:

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
Balance at December 31, 2015	$33	$47	$80	$—	$80
Provisions	12	3	15	—	15
Payments	(5)	(6)	(11)	—	(11)
Foreign Currency	1	1	2	—	2
Balance at March 31, 2016	41	45	86	—	86
Provisions	2	4	6	—	6
Payments	(7)	(6)	(13)	—	(13)
Foreign Currency	(1)	(1)	(2)	—	(2)
Balance at June 30, 2016	$35	$42	$77	$—	$77

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
Balance at December 31, 2014	$36	$16	$52	$1	$53
Provisions	6	6	12	—	12
Payments	(10)	(5)	(15)	(1)	(16)
Acquisitions	2	—	2	—	2
Foreign Currency	(3)	(1)	(4)	—	(4)
Balance at March 31, 2015	31	16	47	—	47
Provisions	6	25	31	—	31
Reversals	(4)	—	(4)	—	(4)
Payments	(16)	(6)	(22)	—	(22)
Balance at June 30, 2015	$17	$35	$52	$—	$52

The following table provides a quarterly summary of the Company’s restructuring liabilities and related activity for each type of exit cost as of and for the three and six months ended June 30, 2016 and 2015. As the table indicates, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Closure and Other Costs	Total
Balance at December 31, 2015	$79	$1	$80
Provisions	13	2	15
Payments	(9)	(2)	(11)
Foreign Currency	2	—	2
Balance at March 31, 2016	85	1	86
Provisions	5	1	6
Payments	(12)	(1)	(13)
Foreign Currency	(2)	—	(2)
Balance at June 30, 2016	$76	$1	$77

	Employee Costs	Facility Closure and Other Costs	Total
Balance at December 31, 2014	$51	$2	$53
Provisions	10	2	12
Payments	(13)	(3)	(16)
Acquisitions	2	—	2
Foreign Currency	(4)	—	(4)
Balance at March 31, 2015	46	1	47
Provisions	29	2	31
Reversals	(4)	—	(4)
Payments	(20)	(2)	(22)
Balance at June 30, 2015	$51	$1	$52

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated. The Company did not change its estimate of any previously recorded liabilities during the three and six months ended June 30, 2016.

Restructuring charges and asset impairments for the three months ended June 30, 2016 were comprised of $2 million related to the Powertrain segment and $4 million related to the Motorparts segment. The charges include severance related costs of $2 million in EMEA for the Powertrain segment. For the Motorparts segment, the charges include severance related costs of $2 million in EMEA and $1 million North America, and $1 million of facility closure and other costs in North America.

Restructuring charges and asset impairments for the six months ended June 30, 2016 were comprised of $14 million related to the Powertrain segment and $10 million related to the Motorparts segment. The charges include severance related costs of $9 million in EMEA, $3 million in North America, and $1 million in ROW for the Powertrain segment. In addition, there was $1 million in facility closure and other costs in ROW for the Powertrain segment. For the Motorparts segment, the charges include severance related costs of $3 million in North America, and $2 million in EMEA, and facility closure and other costs of $2 million in North America. In addition, there was $3 million in asset impairments in EMEA for the Motorparts segment.

Restructuring expenses for the six months ended June 30, 2016 are aimed at optimizing the Company's cost structure. We expect to complete these programs in 2017 and incur additional restructuring and other charges of approximately $1 million. For programs previously initiated in prior periods, we expect to complete these programs in 2018 and incur additional restructuring and other charges of approximately $4 million.

See Note 6, Assets Held for Sale and Discontinued Operations, for further details related to the $3 million impairment loss on assets held for sale in the six months ended June 30, 2016.

4	OTHER INCOME (EXPENSE), NET
The specific components of “Other income (expense), net” are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Loss on sale of equity method investment(a)	$—	$—	$—	$(11)
Foreign currency transaction gain (loss)	3	—	1	—
Gain on sale of assets	—	—	9	4
Third-party royalty income	1	2	3	4
Legal separation costs	—	(1)	—	(2)
Financing charges	(4)	(2)	(7)	(4)
Other	2	1	6	6
	$2	$—	$12	$(3)
(a) See Note 11, Investment in Nonconsolidated Affiliates, for further details.

In the six months ended June 30, 2016, the other income (expense), net included the recognition of a $9 million gain related to the sale of real estate made in a prior year. The gain and receipt of the proceeds was contingent upon the property's redevelopment by the buyer.

In the six months ended June 30, 2015, the Company recognized a $11 million loss on the disposition of an equity method investment.

5    ACQUISITIONS

Filters Business Acquisition
On May 26, 2016, the Company completed the acquisition of the assets of a filter manufacturing business in Mexico, which primarily serves the Mexican market, for a purchase price of $25 million, net of cash acquired. The estimated fair value of assets acquired and liabilities assumed at the acquisition date is approximately $25 million. The Company is in the process of finalizing certain customary post-closing adjustments which could affect the estimated fair value of assets acquired and liabilities assumed.

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

Proforma Results
The following proforma results for the three and six months ended June 30, 2016 and 2015 assume the purchase of the TRW valvetrain business occurred as of the beginning of 2015 and are inclusive of provisional purchase price adjustments. The proforma results are not necessarily indicative of the results that actually would have been obtained.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Net sales	$1,924	$1,962	$3,821	$3,841

Net income (loss) attributable to Federal-Mogul	$31	$22	$66	$11

Earnings (loss) per share attributable to Federal-Mogul - basic and diluted	$0.18	$0.13	$0.39	$0.07

As the assets of the filter business in Mexico were acquired on May 26, 2016, the proforma effects on the Company's results are not significant for the three and six months ended June 30, 2016.

During the six months ended June 30, 2015 the Company recorded $1 million in transaction related expenses, primarily legal and other professional fees, associated with the acquisition of certain assets of the TRW engine components business. These expenses were recorded in "Selling, general and administrative expenses" within the condensed consolidated statements of operations.

6    HELD FOR SALE AND DISCONTINUED OPERATIONS

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

The Company aggregates the assets and aggregates the liabilities of all held for sale disposal groups on the balance sheet for the period in which the disposal group is held for sale. The Company has classified assets of $3 million as held for sale. These held for sale assets have been recorded in "Prepaid expenses and other current assets" as of June 30, 2016. As part of the evaluation to classify these assets as held for sale, the Company recorded an impairment loss in the amount of $3 million during the six months ended June 30, 2016 which has been included in "Restructuring charges and asset impairments, net" in the condensed consolidated statements of operations.

In 2015, the Company entered into a share agreement to sell 100% of the shares of one of its subsidiaries in the Powertrain segment along with certain related assets of another subsidiary. The Company classified the assets and liabilities related to this transaction as held for sale. Prior to December 31, 2015, the Company contributed $12 million in cash to the subsidiary. The transaction closed on January 1, 2016 with no additional amounts recognized for the six months ended June 30, 2016.

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

7	DERIVATIVES AND HEDGING ACTIVITIES

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

Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	June 30	December 31
	2016	2015
Combined notional value	$21	$28
Combined notional value designated as hedging instruments	$21	$28
Unrealized net loss recorded in “Accumulated other comprehensive loss”	$—	$(2)
Net liability position	$—	$3

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income and makes regular reclassifying adjustments into "Cost of products sold" within the condensed consolidated statement of operations when amounts are recognized. For amounts recognized in other comprehensive income (loss) and amounts reclassified out of other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 for these hedging instruments, see note 16, Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax). Substantially all of the commodity price hedge contracts mature within one year.

Foreign Currency Risk
The Company manufactures and sells its products in North America, South America, Asia, Europe, Australia, and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with the Company's commodity hedging program. In order to obtain critical terms match for commodity exposure, the Company engages the use of foreign exchange contracts. The Company did not hold any foreign currency price hedge contracts at June 30, 2016 or December 31, 2015. For the six months ended June 30, 2016 and 2015 there were no amounts reclassified into net income.

Concentrations of Credit Risk
Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts at June 30, 2016 and 2015 is not material.

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

8	FAIR VALUE MEASUREMENTS

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

An asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. Estimates of the fair value of commodity derivative instruments are determined using exchange traded prices and rates.

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at June 30, 2016 and December 31, 2015 are set forth in the table below:

	Asset/(Liability)	Level 2
June 30, 2016
Commodity contracts	$—	$—
December 31, 2015
Commodity contracts	$(3)	$(3)

The Company calculates the fair value of its commodity contracts using quoted commodity forward rates to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on quoted bank deposit rates.

Items Measured at Fair Value on a Nonrecurring Basis
In addition to items measured at fair value on a recurring basis, the Company also has assets that may be measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. These assets include, long-lived assets, intangible assets and investments in affiliates which may be written down to fair value as a result of impairment.

During the six months ended June 30, 2016 and 2015, the Company recorded impairment charges of $3 million and $4 million related to property, plant, and equipment, which have been recorded within "Restructuring charges and asset impairments, net" in the condensed consolidated statement of operations.

The Company's investment in nonconsolidated affiliates is discussed further in Note 11, Investment in Nonconsolidated Affiliates.

Financial Instruments not Carried at Fair Value
Estimated fair values of the Company’s term loans under the Credit Agreement were:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Measurement Approach
Term Loans	$2,540	$2,383	$2,551	$2,273	Level 2

Fair value approximates carrying value for foreign debt as well as the U.S. revolver.

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of June 30, 2016 and December 31, 2015. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

9	INVENTORIES
Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out method at June 30, 2016 and December 31, 2015. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	June 30	December 31
	2016	2015
Raw materials	$277	$254
Work-in-process	190	175
Finished products	1,011	1,027
	1,478	1,456
Inventory valuation allowance	(130)	(114)
	$1,348	$1,342

10	GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in the net carrying amounts of goodwill by segment are as follows:

	Six Months Ended June 30, 2016
	Powertrain	Motorparts	Total
Net carrying amount, January 1	$512	$161	$673
Acquisitions and purchase accounting adjustments	6	—	6
Foreign exchange	6	—	6
Net carrying amount, March 31	524	161	685
Acquisitions and purchase accounting adjustments	—	—	—
Impairment charges	(6)	—	(6)
Foreign exchange	—	—	—
Net carrying amount, June 30	$518	$161	$679

	Powertrain	Motorparts	Total
Accumulated impairment charges at June 30, 2016	$142	$648	$790
Accumulated impairment charges at December 31, 2015	$136	$648	$784

The Company conducts its assessment for goodwill impairments on October 1 of each year for all reporting units. Due to the complexity of the 2015 step two goodwill impairment test, the Company finalized its assessment as of June 30, 2016. Based on the results of the annual impairment test, the Company recorded an additional goodwill impairment charge of $6 million in the three and six months ended June 30, 2016.

At June 30, 2016 and December 31, 2015, intangible assets consist of the following:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Developed technology	$138	$(93)	$45	$140	$(86)	$54
Customer relationships	684	(355)	329	683	(333)	350
	$822	$(448)	$374	$823	$(419)	$404

Indefinite-lived intangible assets:
Trademarks and brand names			$228			$230

The Company's recorded amortization expense associated with definite-lived intangible assets was:

	Six Months Ended
	June 30,
	2016	2015
Amortization expense	$29	$29

The Company’s estimated future amortization expense for its definite-lived intangible assets is as follows:

	Remaining 2016	2017	2018	2019	2020	2021 and thereafter	Total
Expected amortization expenses	$30	58	49	49	49	139	374

11	INVESTMENT IN NONCONSOLIDATED AFFILIATES

The Company maintains investments in several nonconsolidated affiliates, which are located in China, Korea, Turkey, India, Germany, and the United States. With the exception of the deconsolidated business discussed below, the Company generally equates control to ownership percentage whereby investments more than 50% owned are consolidated.

The Company does not hold a controlling interest in an entity based on exposure to economic risks and potential rewards (variable interests) for which it is the primary beneficiary. Further, the Company’s affiliations are businesses established and maintained in connection with its operating strategy and are not special purpose entities.

The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	June 30	December 31
	2016	2015
Investments in nonconsolidated affiliates	$266	$296

Direct ownership percentages	2% to 50%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to nonconsolidated affiliates:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Equity earnings of nonconsolidated affiliates	$19	$16	$33	$28

Cash dividends received from nonconsolidated affiliates	$59	$6	$65	$6

The following tables present summarized aggregated financial information of the Company’s nonconsolidated affiliates for the three and six months ended June 30, 2016 and 2015. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company's proportionate share.

	Three months ended June 30, 2016
Statements of Operations	Turkey JVs	Anqing TP Goetze	All Other	Total
Sales	$96	$42	$121	$259
Gross profit	$26	$13	$27	$66
Income from continuing operations	$25	$12	$17	$54
Net income	$20	$12	$16	$48

	Three months ended June 30, 2015
Statements of Operations	Turkey JVs	Anqing TP Goetze	All Other	Total
Sales	$86	$45	$88	$219
Gross profit	$20	$15	$11	$46
Income from continuing operations	$22	$14	$6	$42
Net income	$18	$14	$6	$38

	Six Months Ended June 30, 2016
Statements of Operations	Turkey JVs	Anqing TP Goetze	All Other	Total
Sales	$187	$80	$233	$500
Gross profit	$50	$24	$52	$126
Income from continuing operations	$43	$21	$32	$96
Net income	$34	$21	$30	$85

	Six Months Ended June 30, 2015
Statements of Operations	Turkey JVs	Anqing TP Goetze	All Other	Total
Sales	$168	$92	$172	$432
Gross profit	$39	$30	$20	$89
Income from continuing operations	$37	$27	$11	$75
Net income	$30	$27	$11	$68

As part of the regulatory approval related to an acquisition, the Company committed to divest, or procure the divestiture of the commercial and light vehicle brake pads business relating to the original equipment manufacturers market in the European Economic Area. As such, the Company deconsolidated these subsidiaries and accounted for them as equity method investments until disposition. The disposition was completed in the first quarter of 2015. As a result, the Company recognized an $11 million loss on disposal recorded in the line item "Other Income (Expense), Net" in the condensed consolidated statements of operations during the six months ended June 30, 2015.

12    DEBT

The following is a summary of debt outstanding as of June 30, 2016 and December 31, 2015:

	June 30	December 31
	2016	2015
Loans under facilities:
Revolver	$390	$340
Tranche B term loan	688	691
Tranche C term loan	1,867	1,876
Debt discount	(7)	(8)
Unamortized debt issuance fees	(9)	(10)
Other debt, primarily foreign instruments	164	163
	3,093	3,052
Less:
Short-term debt, including current maturities of long-term debt	(144)	(138)
Total long-term debt	$2,949	$2,914

The Replacement Revolving Facility has an available borrowing base of $171 million and $39 million of letters of credit outstanding at June 30, 2016, pertaining to the term loan credit facility. To the extent letters of credit associated with the Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility.

Interest expense associated with the amortization of the debt issuance costs recognized in the Company’s condensed consolidated statements of operations, consists of the following:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Amortization of debt issuance fees	$—	$—	$1	$1

13	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postretirement Benefits” or "OPEB") for certain employees and retirees around the world.

Components of net periodic benefit cost (credit) for the three months ended June 30, 2016 and 2015 are as follows:

	Pension Benefits				Other Postretirement
	United States Plans		Non-U.S. Plans		Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$—	$1	$4	$4	$—	$—
Interest cost	12	12	3	2	3	4
Expected return on plan assets	(12)	(14)	—	(1)	—	—
Amortization of actuarial losses	3	2	1	3	—	—
Amortization of prior service credits	—	—	—	—	(1)	(1)
Net periodic benefit cost (credit)	$3	$1	$8	$8	$2	$3

Components of net periodic benefit cost (credit) for the six months ended June 30, 2016 and 2015 are as follows:

	Pension Benefits				Other Postretirement
	United States Plans		Non-U.S. Plans		Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$1	$2	$7	$8	$—	$—
Interest cost	24	24	6	4	6	7
Expected return on plan assets	(24)	(29)	—	(1)	—	—
Amortization of actuarial losses	6	5	2	6	1	2
Amortization of prior service credits	—	—	—	—	(2)	(2)
Net periodic benefit cost (credit)	$7	$2	$15	$17	$5	$7

14	INCOME TAXES

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three months ended June 30, 2016, the Company recorded income tax expense of $15 million on income from continuing operations before income taxes of $48 million. This compares to income tax expense of $12 million on income from operations before income taxes of $29 million in the same period of 2015. Income tax expense for the three months ended June 30, 2016 and three months ended June 30, 2015 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, partially offset by pre-tax losses with no tax benefit.

For the six months ended June 30, 2016, the Company recorded income tax expense of $23 million on income from continuing operations before income taxes of $92 million. This compares to income tax expense of $23 million on income from operations before income taxes of $30 million in the same period of 2015. Income tax expense for the six months ended June 30, 2016 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, partially offset by pre-tax losses with no tax benefit. Income tax expense for the six months ended June 30, 2015 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits.

15	COMMITMENTS AND CONTINGENCIES

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

Total environmental liabilities, determined on an undiscounted basis, are included in the condensed consolidated balance sheets as follows:

	June 30	December 31
	2016	2015
Other current liabilities	$5	$4
Other accrued liabilities (noncurrent)	8	10
	$13	$14

Management believes recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. As of June 30, 2016, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $44 million.

Asset Retirement Obligations
The Company’s primary asset retirement obligations ("ARO") activities relate to the removal of hazardous building materials at its facilities. The Company records an ARO at fair value upon initial recognition when the amount can be reasonably estimated, typically upon the expectation an operating site may be closed or sold. ARO fair values are determined based on the Company’s determination of what a third party would charge to perform the remediation activities, generally using a present value technique.

For those sites the Company identifies in the future for closure or sale, or for which it otherwise believes it has a reasonable basis to assign probabilities to a range of potential settlement dates, the Company will review these sites for both ARO and impairment issues.

The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the condensed consolidated balance sheets as follows:

	June 30	December 31
	2016	2015
Other current liabilities	$2	$2
Other accrued liabilities (noncurrent)	14	14
	$16	$16

There was no activity in the Company's ARO liability for the three or six months ended June 30, 2016. The following is a rollforward of the Company’s ARO liability for the three and six months ended June 30, 2015:

Balance at December 31, 2014	$24
Liabilities settled/adjustments	(3)
Foreign Currency	(2)
Balance at March 31, 2015	19
Liabilities settled/adjustments	1
Balance at June 30, 2015	$20

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

Affiliate Pension Obligations
As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of June 30, 2016. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $91 million as of June 30, 2016. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.

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

Other Matters
On April 25, 2014, a group of plaintiffs brought an action against Federal-Mogul Products, Inc. (“F-M Products”), a wholly-owned subsidiary of the Company, alleging injuries and damages associated with the discharge of chlorinated hydrocarbons by the former owner of a facility located in Kentucky.  Since 1998, when F-M Products acquired the facility, it has been cooperating with the applicable regulatory agencies on remediating the prior discharges pursuant to an order entered into by the facility’s former owner. The Company does not currently believe that the outcome of this litigation will have a material effect on its condensed consolidated financial position, results of operations or cash flows.

The Company is involved in other legal actions and claims, directly and through its subsidiaries. Management does not believe that the outcomes of these other actions or claims are likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

16	CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS BY COMPONENT (NET OF TAX)

The following represents the Company’s changes in accumulated other comprehensive loss ("AOCL") by component for the six months ended June 30, 2016:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Foreign currency translation adjustments and other
Balance at beginning of period	$(675)	$(599)	$(714)	$(482)
Other comprehensive income (loss) before reclassification adjustment, net of tax	(58)	22	(18)	(95)
Reclassification from other comprehensive income (loss)	—	—	(1)	—
Other comprehensive loss, net of tax	(58)	22	(19)	(95)
Balance at end of period	$(733)	$(577)	$(733)	$(577)

Pensions and postretirement benefits
Balance at beginning of period	$(583)	$(622)	$(587)	$(643)
Other comprehensive income (loss) before reclassifications	—	(3)	—	11
Reclassification from other comprehensive income (loss)(a)	3	4	7	11
Other comprehensive income (loss), net of tax	3	1	7	22
Balance at end of period	$(580)	$(621)	$(580)	$(621)

Hedge instruments
Balance at beginning of period	$(17)	$(16)	$(17)	$(17)
Other comprehensive income (loss) before reclassifications	—	(3)	(1)	(2)
Reclassification from other comprehensive income (loss)(b)	1	1	2	1
Other comprehensive income (loss), net of tax	1	(2)	1	(1)
Balance at end of period	$(16)	$(18)	$(16)	$(18)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax(c)	$1	$—	$4	$(2)

(a) Includes amortization of prior service costs/credits and actuarial gains/losses which are included in cost of products sold, and selling, general, and administrative. Refer to Note 13 for additional information.

(b) Includes commodity contacts which are included in cost of products sold. Refer to Note 7 for additional information.
(c) Consists of foreign currency translation adjustments.

17	STOCK-BASED COMPENSATION

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

The Company has total outstanding awards of approximately 217,000 and 603,000 as of June 30, 2016 and December 31, 2015. As of June 30, 2016, all 2011 SARs and 2010 SARs were expired.

The Company did not recognize any SARs income for the six months ended June 30, 2016 and recognized $1 million in income for the the six months ended June 30, 2015.

18	INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share attributable to Federal-Mogul:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$31	$15	$66	$4
Gain from discontinued operations, net of income tax	—	7	—	7
Net income (loss)	$31	$22	$66	$11

Weighted average shares outstanding, basic and diluted (in millions)	169.0	169.0	169.0	160.2

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income (loss) from continuing operations	$0.18	$0.09	$0.39	$0.03
Gain from discontinued operations, net of income tax	—	0.04	—	0.04
Net income (loss)	$0.18	$0.13	$0.39	$0.07

19    OPERATIONS BY REPORTING SEGMENT

The Company operates with two end-customer focused business segments. The Powertrain segment focuses on original equipment products for automotive, heavy duty and industrial applications. The Motorparts segment sells and distributes a broad portfolio of products in the global aftermarket, while also serving original equipment manufacturers with products including braking, chassis, wipers, and other vehicle components. This organizational model allows for a strong product line focus benefitting both original equipment and aftermarket customers and enables the Company's global teams to be responsive to customers’ needs for superior products and to promote greater identification with the Company's premium brands. Additionally, this organizational model enhances management focus to capitalize on opportunities for organic or acquisition growth, profit improvement, resource utilization and business model optimization in line with the unique requirements of the two different customer bases.

Net sales, cost of products sold and gross profit information are as follows:

	Three Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Profit
	2016	2015	2016	2015	2016	2015
Powertrain	$1,172	$1,167	$(1,021)	$(1,028)	$151	$139
Motorparts	818	871	(665)	(720)	153	151
Inter-segment eliminations	(66)	(76)	66	76	—	—
Total Reporting Segment	$1,924	$1,962	$(1,620)	$(1,672)	$304	$290

Inter-segment eliminations attributable to sales from Powertrain to Motorparts	$55	$66
Inter-segment eliminations attributable to sales from Motorparts to Powertrain	$11	$10

	Six Months Ended June 30
	Net Sales		Cost of Products Sold		Gross Profit
	2016	2015	2016	2015	2016	2015
Powertrain	$2,300	$2,305	$(2,013)	$(2,023)	$287	$282
Motorparts	1,649	1,644	(1,344)	(1,385)	305	259
Inter-segment eliminations	(128)	(152)	128	152	—	—
Total Reporting Segment	$3,821	$3,797	$(3,229)	$(3,256)	$592	$541

Inter-segment eliminations attributable to sales from Powertrain to Motorparts	$109	$133
Inter-segment eliminations attributable to sales from Motorparts to Powertrain	$19	$19

Operational EBITDA and the reconciliation to net income (loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Powertrain	$135	$115	$254	$226
Motorparts	61	67	$135	98
Total Operational EBITDA	196	182	$389	324

Items required to reconcile Operational EBITDA to EBITDA:
Restructuring charges and asset impairments (a)	(6)	(30)	(24)	(43)
Goodwill and intangible impairment expense, net	(6)	—	(6)	6
Loss on sale of equity method investment	—	—	—	(11)
Financing charges	(4)	(2)	(7)	(4)
Discontinued operations	—	7	—	7
Transaction related costs	(2)	(2)	(2)	(6)
Segmentation costs	—	(1)	—	(2)
Other (b)	(1)	(3)	(5)	(1)
EBITDA	177	151	345	270

Items required to reconcile EBITDA to net income (loss):
Depreciation and amortization	(93)	(83)	(180)	(166)
Interest expense, net	(36)	(32)	(73)	(67)
Income tax (expense) benefit	(15)	(12)	(23)	(23)
Net income (loss)	$33	$24	69	$14

	Three Months Ended June 30		Six Months Ended June 30
Footnotes:	2016	2015	2016	2015
(a) Restructuring charges and asset impairments, net:
Restructuring charges related to severance and other charges, net	$(6)	$(28)	$(21)	$(40)
Asset impairments, including impairments related to restructuring activities	—	(2)	(3)	(3)
Total Restructuring charges	(6)	(30)	(24)	(43)

(b) Other reconciling items:
Non-service cost components associated with U.S. based funded pension plans	(3)	—	(6)	—
Stock appreciation rights	—	—	—	1
Other	2	(3)	1	(2)
	$(1)	$(3)	$(5)	$(1)

Total assets are as follows:

	June 30	December 31
	2016	2015
Powertrain	$4,079	$3,997
Motorparts	3,055	3,141
Total Reporting Segment Assets	7,134	7,138
Corporate	165	90
Total Company Assets	$7,299	$7,228

20     RELATED PARTY TRANSACTIONS

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

The Company had $15 million and $28 million of sales for the three and six months ended June 30, 2016 to Auto Plus and $13 million of accounts receivable outstanding from Auto Plus as of June 30, 2016.

On February 3, 2016, IEP acquired a majority of the outstanding shares of Pep Boys - Manny, Moe & Jack ("Pep Boys"), a leading aftermarket provider of automotive service, tires, parts and accessories across the United States and Puerto Rico. On February 4, 2016, IEP completed the acquisition of the remaining outstanding shares of Pep Boys.

The Company had $1 million and $2 million of sales for the three and six months ended June 30, 2016 to Pep Boys and $2 million of accounts receivable outstanding from Pep Boys as of June 30, 2016.

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
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016, the Company's Amended Annual Reports on Form 10-K/A for the year ended December 31, 2015 filed on March 30, 2016, and April 29, 2016, and the Company’s quarterly report for the quarter ended March 31, 2016 filed on April 27, 2016, as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

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

Proposed Merger Transaction: On February 29, 2016, the Company announced it received a proposal from its majority shareholder Icahn Enterprises L.P. ("IEP") to purchase the shares of the Company's common stock not owned by IEP for $7.00 per share in a merger transaction.  The Company’s Board of Directors subsequently authorized the formation of a special committee consisting of three of the four independent members of the Board of Directors and chaired by Thomas W. Elward to review and evaluate this proposal and any alternative transactions involving the Company. Following its formation, the special committee engaged Houlihan Lokey Capital, Inc. as its financial advisor and Richards, Layton & Finger as its legal counsel.  The special committee, working with its advisors, commenced its review and evaluation of the IEP proposal and alternatives thereto. Subsequent to submitting its proposal, IEP advised the Company’s Board of Directors that it was not considering selling its stake in Federal-Mogul at the current time.

On June 20, 2016, the Company announced it had received a revised proposal from IEP to purchase shares of the Company’s common stock not owned by IEP for $8.00 per share, an increase from IEP’s previous offer of $7.00 in cash per share. The proposed merger process is on-going as of the date of this report.

Financial Results for the Six Months Ended June 30, 2016: Consolidated net sales were $3,821 million, an increase of $24 million, or 0.6%. The increase was primarily driven by a 2.6% increase in sales volumes of $97 million (which included a $73 million benefit from acquisitions) and was substantially offset by a $67 million unfavorable effect of foreign currency exchange.

Cost of products sold was $3,229 million for the six months ended June 30, 2016, a decrease of $27 million, or 0.8.%. The decrease was primarily driven by $61 million favorable effect of foreign currency exchange and $60 million of savings from net performance. This was partially offset by the $94 million in incremental costs related to higher sales volumes attributable to organic growth and acquisitions.

Gross profit increased by $51 million to $592 million, or 15.5% of sales, for the six months ended June 30, 2016 compared to $541 million, or 14.2% of sales, for the six months ended June 30, 2015. The increase was primarily driven by the favorable effects of performance of $54 million and higher sales volumes (net of changes in mix) of $3 million, which was offset by the negative effects of foreign currency exchange.

For the six months ended June 30, 2016:

•
Net income attributable to Federal-Mogul was $66 million which included restructuring charges and asset impairments of $24 million, goodwill impairment charges of $6 million, and other income of $9 million (net of tax) related to the recognition of a gain on the sale of real estate made in a prior year.

•
Restructuring charges and asset impairments were comprised of $14 million related to the Powertrain segment and $10 million related to the Motorparts segment. The charge includes $21 million of costs related to severance and other charges, primarily focused on optimizing our cost structure. The charges include severance related costs and other charges of $11 million in EMEA, $8 million in North America, and $2 million in ROW. In addition, there was $3 million in asset impairments in EMEA for the Motorparts segment.

•
Total debt, including short-term debt and current portion of long-term debt, increased by $41 million. The increase was primarily attributable to net borrowings on the U.S. revolving line of credit of $50 million. These net borrowings contributed to the $96 million increase in cash during the six months ended June 30, 2016. We had $290 million of cash and $171 million of availability under our credit facilities at June 30, 2016.

Recent Trends and Market Conditions:
There is inherent uncertainty in the continuation of the trends discussed below. In addition, there may be other factors or trends that can have an effect on our business. For example, the recent referendum in the United Kingdom ("UK") to leave the European Union has created economic uncertainty in both the UK and Europe. Our business and operating results are affected by the relative strength of:

General economic conditions: Our OE business is directly related to automotive sales and automotive vehicle production by our customers. Automotive sales depend on a number of factors, including global and regional economic conditions. Demand in our aftermarket business is driven by three primary factors including: the number of vehicles in operation, the average age of vehicles, and vehicle usage trends (primarily distance traveled).

Global vehicle production levels: Global light vehicle production increased by 1.7 percent in the first half of 2016. European light vehicle production rose 3.6 percent and North American light vehicle production increased 3.8 percent, with positive growth in Canada and the United States. Light vehicle production in the Asia-Pacific region increased by 1.4 percent, with positive growth in China and India. Among the major regions, only South America posted a decline during the six months ended June 30, 2016, down 20.4 percent. Global commercial vehicle production was up slightly in the first half of 2016, with a significant decrease in our primary market, North America.

Global vehicle sales levels: Global light vehicle sales increased by 3.6 percent in the first half of 2016. European light vehicle sales rose 5.6 percent and North American vehicles sales increased 3.0 percent, with positive growth in Canada, Mexico, and the United States. Light vehicle sales in the Asia-Pacific region increased 4.9 percent, with positive growth in China and India. Among the major regions, only South America posted a decline during the six months ended June 30, 2016, which was down 18.5 percent. Global commercial vehicle sales were up slightly in the first half of 2016, with a significant decrease in our primary market, North America.

Part replacement trends: The strength of our aftermarket business is influenced by several key drivers. These include the vehicle population (or "parc"), average vehicle age, fuel prices, and vehicle distance traveled. The vehicle parc is estimated to have expanded in most major markets, including the United States, Japan, China, and Germany.  Average vehicle ages also increased, despite growth in new vehicle sales, in most regions. Vehicle distance traveled varies by region and is sensitive to several factors, including fuel prices and transportation alternatives. Average vehicle distance traveled has declined in China in the recent past, partially offsetting generally favorable trends in the country.

Geopolitical risk: We conduct business globally, which subjects us to numerous risks and uncertainties. For example, we have operations in the UK which may be materially affected by the UK's possible withdrawal from the European Union. We also have an interest in a Turkish joint venture, which may be affected by recent turmoil in that region.

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
Our company conducts business with the majority of OE/OES providers, as well as leading automotive aftermarket warehouse distributors and retailers, around the world. Within the highly competitive automotive parts industry, we enjoy and seek to extend the significant advantage that comes from our world-class manufacturing and global distribution footprint. This footprint enables the production and delivery of premium parts emphasizing quality, safety, and reliability virtually anywhere in the world and also supports the continual innovation of new products and technologies. During 2015, we acquired TRW’s valvetrain business, which adds a completely new product line to our product portfolio, and strengthens our position as a leading developer and supplier of core components for engines. In late 2015, we opened a new state-of-the-art wiper production facility in southeastern Romania serving both OE and aftermarket customers throughout Europe. We are in the process of expanding our braking production capacity in an existing braking plant in Romania and also investing in our manufacturing footprint in Mexico, Eastern Europe, and Africa.

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

On May 26, 2016, we completed the acquisition of a filter manufacturing business in Mexico, which primarily serves the Mexican market.

Leverage the strength of our global aftermarket leading brand positions, product portfolio and range, marketing and selling expertise, and distribution and logistics capabilities.
During 2015, we executed on various marketing campaigns and significantly expanded the digital presence of our premium brands. We also launched a series of 'Tech First' initiatives to provide online, on-demand, and onsite technical training and support to vehicle repair technicians who use and install our products. This initiative included the opening of 'Garage Gurus,' a nationwide technical education network consisting of 12 technical support centers and a fleet of mobile training vans in major U.S. markets; a repair shop engagement program in France and Germany; and the opening of the Company’s first technical training and support center in China.

Aggressively pursue cost competitiveness in all business segments by continuing to drive productivity in existing operations, consolidating and relocating manufacturing operations to best cost countries, utilizing our strategic alliances, and rationalizing business resources and infrastructure.
We assess individual opportunities to execute our strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns, and other criteria, and make investment decisions on a case-by-case basis. Opportunities meeting or exceeding benchmark return criteria may be undertaken through research and development activities, acquisitions, and other strategic alliances, or restructuring activities. Restructuring expenses for the six months ended June 30, 2016 primarily related to our Powertrain locations and were aimed at reducing production complexities, and reducing inefficiencies in indirect and fixed costs structures.

Consolidated Results – Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

	Three Months Ended June 30		Favorable/ (unfavorable)	Six Months Ended June 30		Favorable/ (unfavorable)
	2016	2015		2016	2015
Consolidated Statement of Operations Data	(millions of dollars)
Net sales	$1,924	$1,962	$(38)	$3,821	$3,797	$24
Cost of products sold	(1,620)	(1,672)	52	(3,229)	(3,256)	27
Gross profit	304	290	14	592	541	51
Selling, general and administrative expenses	(215)	(200)	(15)	(413)	(403)	(10)
Goodwill and intangible impairment expense, net	(6)	—	(6)	(6)	6	(12)
Restructuring charges and asset impairments, net	(6)	(30)	24	(24)	(43)	19
Amortization expense	(14)	(15)	1	(29)	(29)	—
Other income (expense), net	2	—	2	12	(3)	15
Interest expense, net	(36)	(32)	(4)	(73)	(67)	(6)
Equity earnings of nonconsolidated affiliates	19	16	3	33	28	5
Income tax (expense) benefit	(15)	(12)	(3)	(23)	(23)	—
Net income (loss) from continuing operations	33	17	16	69	7	62
Gain from discontinued operations, net of income tax	—	7	(7)	—	7	(7)
Net income (loss)	33	24	9	69	14	55
Net (income) attributable to noncontrolling interests	(2)	(2)	—	(3)	(3)	—
Net income (loss) attributable to Federal-Mogul	$31	$22	$9	$66	$11	$55

Comparison of Three and Six Months Ended June 30, 2016 vs. Three and six months ended June 30, 2015

Sales:
Three-months ended: Consolidated net sales decreased by $38 million, or 1.9%, compared to the three months ended June 30, 2015. The decrease was primarily driven by a 1.0% decrease in sales volumes of $20 million (which included a $23 million benefit from acquisitions) and was substantially offset by a $15 million unfavorable effect of foreign currency exchange.

Six-months ended: Consolidated net sales increased by $24 million, or 0.6%, compared to the six months ended June 30, 2015. The increase was primarily driven by a 2.6% increase in sales volumes of $97 million (which included a $73 million benefit from acquisitions) and was substantially offset by a $67 million unfavorable effect of foreign currency exchange.

Cost of Sales:
Three-months ended: Cost of products sold decreased by $52 million compared to the three months ended June 30, 2015. The decrease was primarily driven by the $17 million favorable effect of foreign currency exchange and $34 million of savings from net performance.

Six-months ended: Cost of products sold was $3,229 million for the six months ended June 30, 2016, a decrease of $27 million, or 0.8.%. The decrease was primarily driven by $61 million favorable effect of foreign currency exchange and $60 million of savings from net performance. This was partially offset by the $94 million in incremental costs related to higher sales volumes attributable to organic growth and acquisitions.

Gross Profit:
Three-months ended: Gross profit as a percentage of sales, for the three months ended June 30, 2016 was 15.8% compared to 14.8% for the three months ended June 30, 2015. Gross profit increased by $14 million compared to the three months ended June 30, 2015. The increase was primarily driven by the favorable effects of performance of $31 million offset by lower sales volumes (net of changes in mix) of $19 million.

Six-months ended: Gross profit as a percentage of sales, for the six months ended June 30, 2016 was 15.5% compared to 14.2% for the six months ended June 30, 2015. Gross profit increased by $51 million compared to the six months ended June 30,

2015. The increase was primarily driven by the favorable effects of performance of $54 million and higher sales volumes (net of changes in mix) of $3 million, which was offset by the negative effects of foreign currency exchange.

Selling, General and Administrative Expense:
Three-months ended: Selling, general and administrative expenses (“SG&A”) as a percentage of sales, was 11.2% for the three months ended June 30, 2016 as compared to 10.2% for the three months ended June 30, 2015. This increase of $15 million is primarily attributable to unfavorable performance of $4 million, a legal reserve of $3 million, and higher compensation costs, including pension costs, offset by favorable foreign exchange of $1 million. SG&A includes research and development (“R&D”) costs, including product and validation costs, of $49 million and $45 million for the three months ended June 30, 2016 and 2015.

Six-months ended: Selling, general and administrative expenses (“SG&A”) as a percentage of sales, was 10.8% for the six months ended June 30, 2016 as compared to 10.6% for the six months ended June 30, 2015. This increase of $10 million is primarily attributable to an increase of $2 million from acquisitions, a legal reserve of $3 million, and higher compensation costs, including pension costs, which were partially offset by favorable performance of $4 million and foreign exchange of $5 million. SG&A includes research and development (“R&D”) costs, including product and validation costs, of $99 million and $96 million for the six months ended June 30, 2016 and 2015.

Goodwill and intangible impairment expense, net:
Three-months ended: Goodwill impairment charges increased by $6 million during the three months ended June 30, 2016. Due to the complexity of the 2015 step two goodwill impairment test, the Company finalized its assessment as of June 30, 2016.

Six-months ended: Goodwill impairment charges increased by $12 million during the six months ended June 30, 2016. An additional impairment charge was recorded as a result of finalizing our 2015 year-end step two goodwill impairment test during the six months ended June 30, 2016 as compared to a $6 million reduction to a previously recognized impairment charge as a result of the completion of our 2014 year-end step two goodwill analysis during the six months ended June 30, 2015.

Restructuring charges and asset impairments:
Restructuring charges and asset impairments decreased by $24 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and decreased by $19 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. The decreases are related to higher severance and other charges incurred in the three and six months ended June 30, 2015, primarily related to our restructuring efforts in EMEA and ROW aimed at optimizing our cost structure.

Amortization expense:
Amortization expense decreased $1 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. There was no change in amortization expense recognized in six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Other Income (Expense), Net:
Three-months ended: Other expense, net was $2 million for the three months ended June 30, 2016 compared to $0 million for the three months ended June 30, 2015. The primary reason for the net increase is higher gains on foreign currency transactions.

Six-months ended: Other expense, net was $12 million for the six months ended June 30, 2016 compared to $(3) million for the six months ended June 30, 2015. The primary reason for the net increase is the recognition of a $9 million gain (net of tax), as compared to a $4 million gain on the sale of real estate in the prior six months ended June 30, 2015. This was partially offset by higher financing charges of $3 million related to our sale of receivables. In addition, we recognized a loss on disposition of an equity method investment of $11 million during the six months ended June 30, 2015.

Interest Expense, Net:
Net interest expense increased $4 million and $6 million for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. This increase is primarily attributable to the higher interest rate on borrowings under our revolving credit facilities.

Equity earnings of nonconsolidated affiliates:
Equity in earnings of nonconsolidated affiliates increased by $3 million and $5 million for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015. The increase was primarily driven by the additional investment in one of our China joint ventures included in the results for three and six months ended June 30, 2016.

Income tax (expense) / benefit:
Three-months ended: For the three months ended June 30, 2016, we recorded an income tax expense of $15 million on income from continuing operations before income taxes of $48 million, compared to income tax expense of $12 million on income from continuing operations before income taxes of $29 million for the three months ended June 30, 2015.

Six-months ended: For the six months ended June 30, 2016, we recorded an income tax expense of $23 million on income from continuing operations before income taxes of $92 million, compared to income tax expense of $23 million on income from continuing operations before income taxes of $30 million for the six months ended June 30, 2015.

Reporting Segment Results – Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

2016 Sales Analysis:

Sales by Region:
	Powertrain	%	Motorparts	%
	(millions of dollars)
North America	$409	35%	$454	56%
EMEA	547	47%	297	36%
ROW	216	18%	67	8%
	$1,172	100%	$818	100%

Volume Increase (Decrease) by Region:
	Excluding Acquisitions				Including Acquisitions
	Powertrain	%	Motorparts	%	Powertrain	%	Motorparts	%
	(millions of dollars)				(millions of dollars)
North America	$(5)	(0.4)%	$(52)	(5.9)%	$13	1.1%	$(50)	(5.7)%
EMEA	12	1.0%	(10)	(1.2)%	11	0.9%	(10)	(1.2)%
ROW	7	0.6%	5	0.6%	11	0.9%	5	0.6%
	$14	1.2%	$(57)	(6.5)%	$35	2.9%	$(55)	(6.3)%

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Sales	$1,167	$871	$(76)	$1,962
External sales volumes	14	(57)	—	(43)
Inter-segment sales volumes	(11)	1	10	—
Acquisitions	21	2	—	23
Other	(12)	9	—	(3)
Foreign currency	(7)	(8)	—	(15)
2016 Sales	$1,172	$818	$(66)	$1,924

Other: Primarily represents commercial actions and customer pricing.

2016 Cost of Products Sold Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Cost of Products Sold	$(1,028)	$(720)	$76	$(1,672)
Sales volumes / mix	(28)	39	(10)	1
Performance	25	9	—	34
Foreign currency	10	7	—	17
2016 Cost of Products Sold	$(1,021)	$(665)	$66	$(1,620)

Sales Volumes: The decrease is primarily due to the decrease in sales in the Motorparts segment.

Performance: Performance includes the benefit of favorable material and service sourcing, and productivity.

2016 Gross Profit Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Gross Profit	$139	$151	$—	$290
Sales volumes/mix	(4)	(15)	—	(19)
Performance and other	13	18	—	31
Foreign currency	3	(1)	—	2
2016 Gross Profit	$151	$153	$—	$304

2016 Operational EBITDA Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Operational EBITDA	$115	$67	$—	$182
Sales volumes / mix	—	(15)	—	(15)
Performance and other	18	14	—	32
Equity earnings in nonconsolidated affiliates	2	1	—	3
Increase in other costs	(3)	(7)	—	(10)
Foreign currency	3	1	—	4
2016 Operational EBITDA	$135	$61	$—	$196

Reconciliation of Operational EBITDA to Net Income (loss):

	Three Months Ended June 30
	2016	2015
	(millions of dollars)
Powertrain	$135	$115
Motorparts	61	67
Total Operational EBITDA	196	182

Items required to reconcile Operational EBITDA to EBITDA:
Restructuring charges and asset impairments (a)	(6)	(30)
Goodwill and intangible impairment expense, net	(6)	—
Financing charges	(4)	(2)
Discontinued operations	—	7
Transaction related costs	(2)	(2)
Segmentation costs	—	(1)
Other (b)	(1)	(3)
EBITDA	177	151

Items required to reconcile EBITDA to net income (loss):
Depreciation and amortization	(93)	(83)
Interest expense, net	(36)	(32)
Income tax (expense) benefit	(15)	(12)
Net income (loss)	$33	$24

	Three Months Ended June 30
Footnotes:	2016	2015
(a) Restructuring charges and asset impairments, net:	(millions of dollars)
Restructuring charges related to severance and other charges, net	$(6)	$(28)
Asset impairments, including impairments related to restructuring activities	—	(2)
Total Restructuring charges	(6)	(30)

(b) Other reconciling items:
Non-service cost components associated with U.S. based funded pension plans	(3)	—
Other	2	(3)
	$(1)	$(3)

Reporting Segment Results – Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

2016 Sales Analysis:

Sales by Region:
	Powertrain	%	Motorparts	%
	(millions of dollars)
North America	$813	35%	$939	57%
EMEA	1,061	46%	581	35%
ROW	426	19%	129	8%
	$2,300	100%	$1,649	100%

Volume Increase (Decrease) by Region:
	Excluding Acquisitions				Including Acquisitions
	Powertrain	%	Motorparts	%	Powertrain	%	Motorparts	%
	(millions of dollars)				(millions of dollars)
North America	$(5)	(0.2)%	$15	0.9%	$37	1.6%	$17	1.0%
EMEA	4	0.2%	(12)	(0.7)%	22	1.0%	(12)	(0.7)%
ROW	12	0.5%	10	0.6%	23	1.0%	10	0.6%
	$11	0.5%	$13	0.8%	$82	3.6%	$15	0.9%

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Sales	$2,305	$1,644	$(152)	$3,797
External sales volumes	11	13	—	24
Inter-segment sales volumes	(24)	—	24	—
Acquisitions	71	2	—	73
Other	(26)	20	—	(6)
Foreign currency	(37)	(30)	—	(67)
2016 Sales	$2,300	$1,649	$(128)	$3,821

Other: Primarily represents commercial actions and customer pricing.

2016 Cost of Products Sold Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Cost of Products Sold	$(2,023)	$(1,385)	$152	$(3,256)
Sales volumes / mix	(61)	(9)	(24)	(94)
Performance	33	27	—	60
Foreign currency	38	23	—	61
2016 Cost of Products Sold	$(2,013)	$(1,344)	$128	$(3,229)

Sales Volumes: The increase is primarily due to the increase in sales in the Motorparts segment and an increase in sales attributable to acquisitions in the Powertrain segment.

Performance: Performance includes the benefit of favorable material and service sourcing, and productivity.

2016 Gross Profit Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Gross Profit	$282	$259	$—	$541
Sales volumes/mix	(3)	6	—	3
Performance and other	7	47	—	54
Foreign currency	1	(7)	—	(6)
2016 Gross Profit	$287	$305	$—	$592

2016 Operational EBITDA Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Operational EBITDA	$226	$98	$—	$324
Sales volumes / mix	2	6	—	8
Performance and other	16	48	—	64
Equity earnings in nonconsolidated affiliates	4	1	—	5
Increase in other costs	5	(13)	—	(8)
Foreign currency	1	(5)	—	(4)
2016 Operational EBITDA	$254	$135	$—	$389

Reconciliation of Operational EBITDA to Net Income (loss):

	Six Months Ended June 30
	2016	2015
	(millions of dollars)
Powertrain	$254	$226
Motorparts	135	98
Total Operational EBITDA	389	324

Items required to reconcile Operational EBITDA to EBITDA:
Restructuring charges and asset impairments (a)	(24)	(43)
Goodwill and intangible impairment expense, net	(6)	6
Loss on sale of equity method investment	—	(11)
Financing charges	(7)	(4)
Discontinued operations	—	7
Transaction related costs	(2)	(6)
Segmentation costs	—	(2)
Other (b)	(5)	(1)
EBITDA	345	270

Items required to reconcile EBITDA to net income (loss):
Depreciation and amortization	(180)	(166)
Interest expense, net	(73)	(67)
Income tax (expense) benefit	(23)	(23)
Net income (loss)	$69	$14

	Six Months Ended June 30
Footnotes:	2016	2015
(a) Restructuring charges and asset impairments, net:	(millions of dollars)
Restructuring charges related to severance and other charges, net	$(21)	$(40)
Asset impairments, including impairments related to restructuring activities	(3)	(3)
Total Restructuring charges	(24)	(43)

(b) Other reconciling items:
Non-service cost components associated with U.S. based funded pension plans	(6)	—
Stock appreciation rights	—	1
Other	1	(2)
	$(5)	$(1)

Liquidity and Capital Resources

Operating Activities
As summarized in the table below, net cash provided from (used by) operating activities was $292 million and $(91) million for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30
	2016	2015
	(millions of dollars)
Operational cash flow before changes in operating assets and liabilities	$259	$140

Changes in operating assets and liabilities:
Accounts receivable	35	(182)
Inventories	8	(117)
Accounts payable	27	80
Other assets and liabilities	(37)	(12)
Total change in operating assets and liabilities	33	(231)
Net Cash (Used by) Provided From Operating Activities	$292	$(91)

Cash provided by operations for the six months ended June 30, 2016 increased by $383 million compared to the six months ended June 30, 2015. The increase was primarily the result of:

•
a reduction in inventory in the six months ended June 30, 2016 versus a build of inventory in the six months ended June 30, 2015 driven by the integration of acquisitions and the additional investment related to the realignment of our North American distribution network during the prior period in the Motorparts segment;

•	an increase in factored receivables activity in the six months ended June 30, 2016 versus the six months ended June 30, 2015, driven mainly by additional factoring of our receivables; and

•	normalized working capital requirements as compared to the prior year when additional working capital was required to support the acquisition of the TRW valvetrain business in the Powertrain segment.

Investing Activities
As summarized in the table below, net cash provided from (used by) investing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30
	2016	2015
	(millions of dollars)
Expenditures for property, plant and equipment	$(195)	$(216)
Payments to acquire businesses, net of cash acquired	(24)	(301)
Net proceeds from sale of equity method investment	—	15
Net proceeds from sales of property, plant and equipment	4	8
Transfer of cash balances upon disposition of operations held for sale	(12)	—
Capital investment in nonconsolidated affiliates	(1)	—
Net Cash Provided From (Used By) Investing Activities	$(228)	$(494)

Capital expenditures were $195 million and $216 million for the six months ended June 30, 2016 and 2015. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing, distribution and cost reduction efforts. We expect to spend between $390 million and $440 million on capital expenditures during 2016, depending on timing of expenditures, as we continue to invest in our strategic priorities and growth. During the six months ended June 30, 2016, we completed two acquisitions resulting in cash outflow of $24 million, primarily attributable to the filters manufacturing business in Mexico. In addition, we sold a disposal group that was classified as operations held for sale at December 31, 2015 resulting in a cash outflow of $12 million.

The six months ended June 30, 2015 included a payment of $301 million, net of acquired cash, to acquire certain assets of the TRW valvetrain business and proceeds from the sale of an equity method investment of $15 million.

Financing Activities
Cash flow provided from (used by) financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30
	2016	2015
	(millions of dollars)
Proceeds from term loans, net of original issue discount	$28	$—
Proceeds from draws on revolving line of credit	256	384
Payment on revolving line of credit	(208)	(154)
Principal payments on term loans	(38)	(13)
Debt issuance costs	—	—
Contingent consideration to acquire business	—	—
Proceeds from equity rights offering, net of related fees	—	250
Decrease in other long-term debt	—	(4)
Increase (decrease) in short-term debt	2	17
Net proceeds (remittances) on servicing of factoring arrangements	(1)	(1)
Net cash provided from (used by) financing activities	$39	$479

For the six months ended June 30, 2016, cash flow provided by financing activities was $39 million. This included net borrowings under revolving lines of credit of $48 million and net repayments under term loans of $10 million.

For the six months ended June 30, 2015, cash flow provided by financing activities was $479 million. This included $230 million of net borrowings on the revolving line of credit primarily for the acquisition of the TRW valvetrain business. In addition, it included a $250 million cash inflow associated with a common stock rights offering in which approximately 19 million shares of our common stock were issued in March 2015.

Liquidity
The following table summarizes our available liquidity:

	June 30	December 31
	2016	2015
	(millions of dollars)
Cash and cash equivalents	$290	$194
Available under credit facilities	$171	$170

Off Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements other than described below.

Other Liquidity and Capital Resource Items
Our subsidiaries in Brazil, France, Germany, Italy, Canada, and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	June 30	December 31
	2016	2015
	(millions of dollars)
Gross accounts receivable factored	$566	$408
Gross accounts receivable factored, qualifying as sales	556	401
Undrawn cash on factored accounts receivable	1	1

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three months ended		Six months ended
	June 30		June 30
	2016	2015	2016	2015
	(millions of dollars)
Proceeds from factoring qualifying as sales	$429	$410	$842	$800
Financing charges	(4)	(2)	(7)	(4)

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

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $4 million and $11 million as of June 30, 2016 and December 31, 2015, respectively. The fair values of the exposures to the Company associated with these certain facilities’ terms were determined to be immaterial.

Litigation and Environmental Contingencies
For a summary of material litigation and environmental contingencies, refer to Note 15, Commitments and Contingencies, of the condensed consolidated financial statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to the information concerning the Company’s exposures to market risk as stated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 and the Company's Amended Annual Report on Form 10-K/A for the year ended December 31, 2015 filed on March 30, 2016 and April 29, 2016. Refer to Note 7, Derivatives and Hedging Activities, to the consolidated financial statements for information with respect to interest rate risk, commodity price risk and foreign currency risk.
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the six months ended June 30, 2016, the Company derived 38% of its sales in the United States and 62% internationally. Of these international sales, 55% are denominated in the euro, with no other single currency representing more than 10%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company may manage certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our Co-Chief Executive Officers and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of June 30, 2016, had concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

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

The Company evaluated the material weakness and developed a plan of remediation to strengthen our information technology general controls. The remediation plan included improving the design and operation of control activities and procedures associated with user and administrator access and implementing appropriate program change management control activities to the affected IT systems; including both preventive and detective control activities. As of March 31, 2016, the Company concluded these remediation efforts represent significant improvements to our internal control over financial reporting.

Based upon the actions taken, management believes the condensed consolidated financial statements included in this filing are fairly stated in all material respects. The Company will continue to monitor the effectiveness of its internal control over financial reporting, particularly as it relates to IT general controls, and will take further actions as deemed appropriate.

There were no changes in internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

(a)	Contingencies.
Note 15, Commitments and Contingencies, that is included in Part I of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

The Company faces a variety of risks that are inherent in its business and its industry, including operational, legal, regulatory, and product risks. Such risks could cause our actual results to differ materially from our forward-looking statements, expectations, and historical trends. Except for the risks described below, there have been no material changes from the risk factors disclosed in Part I, Item 1.A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015.

Consolidation, increased market power, and potential conflicts with the Company’s independent aftermarket customers could negatively affect the Company’s financial performance: The Company’s independent aftermarket customers are continuing to consolidate and gain purchasing power and the ability to demand extended payment terms and other pricing concessions. If these trends continue, the financial results of the Company’s Motorparts business segment could be negatively affected. In addition, certain of the Company’s strategic initiatives, including the Company’s strategy of supporting its branded products, strategy of supporting new distribution channels and enhancing its distribution and category management capabilities, or the Company’s strategic affiliation with certain competitors, may not align with the interest of customers.  As a result, aftermarket customers may reduce their business with the Company based on perceived channel conflict.

The Company's operations in foreign countries expose the Company to risks related to economic and political conditions and foreign currency fluctuations: As a global business operating in a time of increasing global economic and political instability, we are exposed to global market risks, the consequences of which cannot always be anticipated or quantified.  One example is the recent decision of voters in the United Kingdom to withdraw from the European Union (referred to as “Brexit”). While any ultimate effects of Brexit on the Company are difficult to predict (particularly given the potentially lengthy negotiation period to accomplish a formal withdrawal), because we currently conduct business in the United Kingdom and in Europe, the results of the referendum and any eventual withdrawal could cause disruptions and create uncertainty for our businesses, including affecting our relationships with our customers and suppliers, and could also alter the relationship among currencies, including the value of the British Pound relative to the US Dollar. Such disruptions and uncertainties could adversely affect our financial condition, operating results and cash flows. Any ultimate effects of Brexit on the Company will also depend on whether the UK negotiates to retain access to European Union markets either during a transitional period or more permanently.  The failed coup attempt in Turkey, a country in which the Company has various ownership and economic interests, is another example of a recent global political development for which any potential consequences for the Company are uncertain.  These and other developments may increase volatility in the results our operations and may adversely affect our financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

The Company previously advised it was negotiating for the acquisition of the Beck Arnley tradename and related assets and operations from IEH BA LLC, an entity controlled by IEP, for an estimated purchase price of $18 million. As part of a supply agreement to be executed at closing, IEH Auto Parts LLC, also an entity controlled by IEP, would agree to continue to purchase Beck Arnley products from a subsidiary of the Company after closing. Negotiations between the Company and IEH BA LLC are on-going.

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

John S. Patouhas
Vice President and Chief Accounting Officer
Principal Accounting Officer
Dated: July 27, 2016