Form 10-Q
period 2016-09-30
Federal-Mogul Holdings Corp
filed 2016-10-26
CIK 1419581

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of October 24, 2016, there were 169,040,651 outstanding shares of the registrant’s $0.01 par value common stock.

FEDERAL-MOGUL HOLDINGS CORPORATION
Form 10-Q
For the Three and Nine Months Ended September 30, 2016

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)
(in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015

Net sales	$1,825	$1,824	$5,646	$5,621
Cost of products sold	(1,550)	(1,561)	(4,779)	(4,817)

Gross profit	275	263	867	804

Selling, general and administrative expenses	(203)	(193)	(616)	(596)
Goodwill and intangible impairment expense, net (Note 10)	—	(56)	(6)	(50)
Restructuring charges and asset impairments, net (Note 3)	(8)	(24)	(32)	(67)
Amortization expense (Note 10)	(15)	(16)	(44)	(45)
Other income (expense), net (Note 4)	3	—	15	(3)
Operating income (loss)	52	(26)	184	43

Interest expense, net	(37)	(36)	(110)	(103)
Equity earnings of nonconsolidated affiliates (Note 11)	11	9	44	37
Income (loss) from continuing operations before income taxes	26	(53)	118	(23)
Income tax (expense) benefit (Note 14)	(10)	(9)	(33)	(32)
Income (loss) income from continuing operations	16	(62)	85	(55)
Gain from discontinued operations, net of income tax	—	—	—	7
Net income (loss)	16	(62)	85	(48)

Net (income) attributable to noncontrolling interests	(1)	(1)	(4)	(4)
Net income (loss) attributable to Federal-Mogul	$15	$(63)	$81	$(52)

Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$15	$(63)	$81	$(59)
Gain from discontinued operations, net of income tax	—	—	—	7
Net income (loss)	$15	$(63)	$81	$(52)

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income (loss) from continuing operations	$0.09	$(0.37)	$0.48	$(0.36)
Gain from discontinued operations, net of income tax	—	—	—	0.04
Net income (loss)	$0.09	$(0.37)	$0.48	$(0.32)
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in millions)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net income (loss)	$16	$(62)	$85	$(48)
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments	5	(92)	(10)	(189)
Cash flow hedging income (loss), net	1	—	2	(1)
Postemployment benefits	5	8	12	30
Other comprehensive income (loss), net of tax	11	(84)	4	(160)
Comprehensive income (loss)	27	(146)	89	(208)
Comprehensive (income) loss attributable to noncontrolling interests	(2)	3	(9)	2
Comprehensive income (loss) attributable to Federal-Mogul	$25	$(143)	$80	$(206)

See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Balance Sheets (Unaudited)
(in millions)

	September 30	December 31
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$330	$194
Accounts receivable, net	1,341	1,374
Inventories, net (Note 9)	1,339	1,342
Prepaid expenses and other current assets	206	188
Total current assets	3,216	3,098

Property, plant and equipment, net	2,400	2,353
Goodwill and other indefinite-lived intangible assets (Note 10)	907	903
Definite-lived intangible assets, net (Note 10)	360	404
Investments in nonconsolidated affiliates (Note 11)	275	296
Other noncurrent assets	159	174
TOTAL ASSETS	$7,317	$7,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt, including current portion of long-term debt (Note 12)	$174	$138
Accounts payable	899	901
Accrued liabilities	571	582
Current portion of pensions and other postemployment benefits liability	41	40
Other current liabilities	145	159
Total current liabilities	1,830	1,820

Long-term debt (Note 12)	2,937	2,914
Pensions and other postemployment benefits liability	1,101	1,123
Long-term portion of deferred income taxes	367	367
Other accrued liabilities	91	102

Shareholders’ equity:
Preferred stock ($0.01 par value; 90,000,000 authorized shares; none issued)	—	—
Common stock ($0.01 par value; 450,100,000 authorized shares; 170,636,151 issued shares and 169,040,651 outstanding shares as of September 30, 2016 and December 31, 2015)	2	2
Additional paid-in capital	2,899	2,899
Accumulated deficit	(715)	(796)
Accumulated other comprehensive loss	(1,319)	(1,318)
Treasury stock, at cost	(17)	(17)
Total Federal-Mogul shareholders’ equity	850	770
Noncontrolling interests	141	132
Total shareholders’ equity	991	902
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,317	$7,228
See accompanying notes to condensed consolidated financial statements.

FEDERAL-MOGUL HOLDINGS CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in millions)

	Nine Months Ended
	September 30
	2016	2015
Cash Provided From (Used By) Operating Activities
Net income (loss)	$85	$(48)
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Depreciation and amortization	275	254
Restructuring charges and asset impairments, net	32	67
Payments against restructuring liabilities	(38)	(48)
Goodwill and intangible asset impairment expense, net	6	50
Equity earnings of nonconsolidated affiliates	(44)	(37)
Cash dividends received from nonconsolidated affiliates	71	6
Change in pensions and postemployment benefits	(27)	(61)
Deferred tax expense (benefit)	4	(4)
Loss on sale of equity method investment	—	11
Gain from discontinued operations	—	(7)
Gain from sales of property, plant and equipment	(8)	(4)
Unrealized foreign currency transaction losses	1	—
Changes in operating assets and liabilities:
Accounts receivable	45	(80)
Inventories	20	(175)
Accounts payable	8	40
Other assets and liabilities	(36)	11
Net Cash Provided From (Used by) Operating Activities	394	(25)

Cash Provided From (Used By) Investing Activities
Expenditures for property, plant and equipment	(283)	(326)
Payments to acquire businesses, net of cash acquired	(24)	(365)
Net proceeds from sale of equity method investment	—	15
Net proceeds from sales of property, plant and equipment	12	8
Transfer of cash balances upon disposition of operations held for sale	(12)	—
Net proceeds from sale of shares in consolidated subsidiary	2	—
Capital investment in nonconsolidated affiliates	(1)	—
Net Cash Provided From (Used By) Investing Activities	(306)	(668)

Cash Provided From (Used By) Financing Activities
Proceeds from equity rights offering net of related fees	—	250
Proceeds from borrowings on revolving lines of credit	350	543
Payments on revolving lines of credit	(272)	(208)
Proceeds from term loans, net of original issue discount	54	—
Principal payments on term loans	(74)	(20)
Decrease in other long-term debt	—	(3)
Increase in short-term debt	1	19
Net remittances on servicing of factoring arrangements	—	(2)
Net Cash Provided From (Used By) Financing Activities	59	579

Effect of foreign currency exchange rate fluctuations on cash	(23)	2

Cash and equivalents at beginning of period	194	332
Cash from operations held for sale at January 1	12	—
Increase (decrease) in cash and equivalents	124	(112)
Cash and equivalents at end of period	$330	$220

Supplementary Disclosures:
Non-cash financing and investing activities:
Change in accrued property and equipment additions	$(15)	$(12)

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

Proposed Merger Transaction
On September 6, 2016, the Company, American Entertainment Properties Corp., a Delaware corporation (“AEP”), and IEH FM Holdings LLC, a Delaware limited liability company (“Merger Sub”) entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub commenced a cash tender offer (the "Offer) to acquire, subject to the terms and conditions of the Merger Agreement, all of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, not already owned by AEP, Merger Sub, the Company, and their respective affiliates, for a purchase price of $9.25 per share, net to the seller in cash, without interest, less any applicable tax withholding.

The Offer will expire at 12:00 midnight, New York City time, on October 28, 2016 (one minute after 11:59 P.M., New York City Time, on October 28, 2016), unless further extended. Complete terms and conditions of the Offer are set forth in AEP and Merger Sub's Offer to Purchase and Letter of Transmittal and the Company's Solicitation/Recommendation Statement on Schedule 14D-9 and other materials filed with the Securities and Exchange Commission on September 26, 2016, each as subsequently amended.

2.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation - Interim Financial Statements
The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments (consisting of normal recurring adjustments) management believes are necessary for a fair presentation of the results of operations, comprehensive income, financial position, and cash flows. The Company’s management believes the disclosures are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 and the Company's Amended Annual Reports on Form 10-K/A for the year ended December 31, 2015 filed on March 30, 2016 and April 29, 2016. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

Factoring of Accounts Receivable: The Company's subsidiaries in Brazil, France, Germany, Italy, Canada, and the United States are party to accounts receivable factoring and securitization facilities. Amounts factored under these facilities consist of the following:

	September 30	December 31
	2016	2015
Gross accounts receivable factored	$519	$408
Gross accounts receivable factored, qualifying as sales	$510	$401
Undrawn cash on factored accounts receivable	$1	$1

Proceeds from the factoring of accounts receivable qualifying as sales and expenses associated with the factoring of receivables are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Proceeds from factoring qualifying as sales	$311	$380	$1,153	$1,180
Financing charges	$(2)	(3)	$(9)	$(7)

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

Certain of the facilities contain terms that require the Company to share in the credit risk of the factored receivables. The maximum exposures to the Company associated with these certain facilities’ terms were $5 million and $11 million as of September 30, 2016 and December 31, 2015.

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

	September 30, 2016
Condensed Consolidated Balance Sheet	Prior Accounting Principles	Effect of Accounting Change	As Reported
Other noncurrent assets	$168	(9)	$159
Long-term debt	$2,946	(9)	$2,937

	December 31, 2015
Consolidated Balance Sheet	Previously Reported	Effect of Accounting Change	Recast
Other noncurrent assets	$184	(10)	$174
Long-term debt	$2,924	(10)	$2,914

Noncontrolling Interests
The following table presents a rollforward of the changes in noncontrolling interests:

Nine months ended September 30, 2016

Equity balance of noncontrolling interests as of January 1	$132
Comprehensive income (loss):
Net income	4
Foreign currency adjustments and other	5
Equity balance of noncontrolling interests as of September 30	$141

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The standard is effective for the Company beginning January 1, 2019, with early application permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the potential effects of this pronouncement.

As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2015, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue recognition, with subsequent amendments in 2015. In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-11, and ASU 2016-12 which amend the implementation guidance and illustrations in the new standard. The Company continues to evaluate the effects of these accounting pronouncements and will adopt this new guidance on January 1, 2018 using the modified retrospective application method.

3.	RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS, NET

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

	Three Months Ended September 30,
	2016			2015
	Powertrain	Motorparts	Total	Powertrain	Motorparts	Total
Severance and other charges, net	$(6)	$(1)	$(7)	$(17)	$(1)	$(18)
Asset impairments related to restructuring activities	—	—	—	—	—	$—
Total restructuring charges	(6)	(1)	(7)	(17)	(1)	$(18)

Other asset impairments	—	(1)	(1)	(5)	(1)	(6)
Total restructuring charges and asset impairments	$(6)	$(2)	$(8)	$(22)	$(2)	$(24)

	Nine Months Ended September 30,
	2016			2015
	Powertrain	Motorparts	Total	Powertrain	Motorparts	Total
Severance and other charges, net	$(20)	$(8)	$(28)	$(25)	$(32)	$(57)
Asset impairments related to restructuring activities	—	—	—	—	(1)	(1)
Total restructuring charges	(20)	(8)	(28)	(25)	(33)	(58)

Other asset impairments	—	(4)	(4)	(7)	(2)	(9)
Total restructuring charges and asset impairments	$(20)	$(12)	$(32)	$(32)	$(35)	$(67)

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

The following table provides a quarterly summary of the Company’s restructuring liabilities and related activity as of and for the nine months ended September 30, 2016 and 2015 by reporting segment:

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
Balance at December 31, 2015	$33	$47	$80	$—	$80
Provisions	12	3	15	—	15
Payments	(5)	(6)	(11)	—	(11)
Foreign Currency	1	1	2	—	2
Balance at March 31, 2016	41	45	86	—	86
Provisions	2	4	6	—	6
Payments	(7)	(6)	(13)	—	(13)
Foreign Currency	(1)	(1)	(2)	—	(2)
Balance at June 30, 2016	35	42	77	—	77
Provisions	6	4	10	—	10
Reversals	—	(3)	(3)	—	(3)
Payments	(7)	(7)	(14)	—	(14)
Foreign Currency	1	—	1	—	1
Balance at September 30, 2016	$35	$36	$71	$—	$71

	Powertrain	Motorparts	Total Reporting Segment	Corporate	Total Company
Balance at December 31, 2014	$36	$16	$52	$1	$53
Provisions	6	6	12	—	12
Payments	(10)	(5)	(15)	(1)	(16)
Acquisitions	2	—	2	—	2
Foreign Currency	(3)	(1)	(4)	—	(4)
Balance at March 31, 2015	31	16	47	—	47
Provisions	6	25	31	—	31
Reversals	(4)	—	(4)	—	(4)
Payments	(16)	(6)	(22)	—	(22)
Balance at June 30, 2015	17	35	52	—	52
Provisions	17	1	18	—	18
Payments	(4)	(6)	(10)	—	(10)
Balance at September 30, 2015	$30	$30	$60	$—	$60

The following table provides a quarterly summary of the Company’s restructuring liabilities and related activity for each type of exit cost as of and for the three and nine months ended September 30, 2016 and 2015. As the table indicates, facility closure costs are typically paid within the quarter of incurrence.

	Employee Costs	Facility Closure and Other Costs	Total
Balance at December 31, 2015	$79	$1	$80
Provisions	13	2	15
Payments	(9)	(2)	(11)
Foreign Currency	2	—	2
Balance at March 31, 2016	85	1	86
Provisions	5	1	6
Payments	(12)	(1)	(13)
Foreign Currency	(2)	—	(2)
Balance at June 30, 2016	76	1	77
Provisions	9	1	10
Reversals	(3)	—	(3)
Payments	(13)	(1)	(14)
Foreign Currency	1	—	1
Balance at September 30, 2016	$70	$1	$71

	Employee Costs	Facility Closure and Other Costs	Total
Balance at December 31, 2014	$51	$2	$53
Provisions	10	2	12
Payments	(13)	(3)	(16)
Acquisitions	2	—	2
Foreign Currency	(4)	—	(4)
Balance at March 31, 2015	46	1	47
Provisions	29	2	31
Reversals	(4)	—	(4)
Payments	(20)	(2)	(22)
Balance at June 30, 2015	51	1	52
Provisions	17	1	18
Payments	(9)	(1)	(10)
Balance at September 30, 2015	$59	$1	$60

Due to the inherent uncertainty involved in estimating restructuring expenses, actual amounts paid for such activities may differ from amounts initially estimated.

Restructuring charges and asset impairments for the three months ended September 30, 2016 were comprised of $6 million related to the Powertrain segment and $5 million related to the Motorparts segment. In addition, the Motorparts segment determined $3 million of a previously recorded reserve was no longer probable, and reduced the reserve accordingly. The charges include severance related costs of $5 million in EMEA and $1 million in ROW for the Powertrain segment. For the Motorparts segment, the charges include severance related costs of $2 million in EMEA and facility closure and other costs of $1 million in North America and $1 million in EMEA. These charges were offset by reductions to previously recorded severance related reserves of $1 million in North America and $2 million in EMEA. In addition, there was $1 million in asset impairments in EMEA for the Motorparts segment.

Restructuring charges and asset impairments for the nine months ended September 30, 2016 were comprised of $20 million related to the Powertrain segment and $15 million related to the Motorparts segment. The charges include severance related costs of $14 million in EMEA, $3 million in North America, and $2 million in ROW for the Powertrain segment. In addition, there was $1 million in facility closure and other costs in ROW for the Powertrain segment. For the Motorparts segment, the charges include severance related costs of $3 million in North America, and facility closure and other costs of $3 million in North America and severance related costs of $2 million in EMEA, and facility and other costs of $3 million in EMEA. These charges were offset by reductions to previously recorded severance related reserves of $1 million in North America and $2 million in EMEA. In addition, there was $4 million in asset impairments in EMEA for the Motorparts segment.

Restructuring expenses for the nine months ended September 30, 2016 are aimed at optimizing the Company's cost structure. We expect to complete these programs in 2017 and incur additional restructuring and other charges of approximately $1 million. For programs previously initiated in prior periods, we expect to complete these programs in 2018 and incur additional restructuring and other charges of approximately $4 million.

See Note 6, Assets Held for Sale and Discontinued Operations, for further details related to the $4 million impairment loss on assets held for sale in the nine months ended September 30, 2016.

4.	OTHER INCOME (EXPENSE), NET
The specific components of “Other income (expense), net” are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Loss on sale of equity method investment(a)	$—	$—	$—	$(11)
Foreign currency transaction gain (loss)	(2)	—	(1)	—
Gain (loss) on sale of assets	(1)	—	8	4
Third-party royalty income	2	1	5	5
Legal separation costs	—	(1)	—	(3)
Financing charges	(2)	(3)	(9)	(7)
Other	6	3	12	9
	$3	$—	$15	$(3)
(a) See Note 11, Investment in Nonconsolidated Affiliates, for further details.

In the nine months ended September 30, 2016, the other income (expense), net included the recognition of a $9 million gain related to the sale of real estate made in a prior year. The gain and receipt of the proceeds was contingent upon the property's redevelopment by the buyer.

In the nine months ended September 30, 2015, the Company recognized an $11 million loss on the disposition of an equity method investment.

5.    ACQUISITIONS

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

Proforma Results
The following proforma results for the three and nine months ended September 30, 2016 and 2015 assume the purchase of the TRW valvetrain business occurred as of the beginning of 2015 and are inclusive of provisional purchase price adjustments. The proforma results are not necessarily indicative of the results that actually would have been obtained.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Net sales	$1,825	$1,824	$5,646	$5,665

Net income (loss) attributable to Federal-Mogul	$15	$(62)	$81	$(52)

Earnings (loss) per share attributable to Federal-Mogul - basic and diluted	$0.09	$(0.37)	$0.48	$(0.32)

As the assets of the filter business in Mexico were acquired on May 26, 2016, the proforma effects on the Company's results are not significant for the three and nine months ended September 30, 2016 and 2015.

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

The Company aggregates the assets and aggregates the liabilities of all held for sale disposal groups on the balance sheet for the period in which the disposal group is held for sale. The Company has classified assets of $5 million as held for sale. These held for sale assets have been recorded in "Prepaid expenses and other current assets" as of September 30, 2016. As part of the evaluation to classify these assets as held for sale, the Company recorded an impairment loss in the amount of $4 million during the nine months ended September 30, 2016 which has been included in "Restructuring charges and asset impairments, net" in the condensed consolidated statements of operations.

In 2015, the Company entered into a share agreement to sell 100% of the shares of one of its subsidiaries in the Powertrain segment along with certain related assets of another subsidiary. The Company classified the assets and liabilities related to this transaction as held for sale. Prior to December 31, 2015, the Company contributed $12 million in cash to the subsidiary. The transaction closed on January 1, 2016 with no additional amounts recognized for the nine months ended September 30, 2016.

Discontinued Operations
In connection with its strategic planning process, the Company assesses its operations for market position, product technology and capability, and profitability. Those businesses not core to the Company’s long-term portfolio may be considered for divestiture or other exit activities. During the nine months ended September 30, 2015, the Company recognized a $7 million adjustment (no income tax effect) which is included in “Gain from discontinued operations, net of income tax” within the condensed consolidated statement of operations.

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

Information regarding the Company’s outstanding commodity price hedge contracts is as follows:

	September 30	December 31
	2016	2015
Combined notional value	$17	$28
Combined notional value designated as hedging instruments	$17	$28
Unrealized net (loss) gain recorded in “Accumulated other comprehensive loss”	$—	$(2)
Net asset (liability) position	$1	$(3)

The Company has designated these contracts as cash flow hedging instruments. The Company records unrecognized gains and losses in other comprehensive income and makes regular reclassifying adjustments into "Cost of products sold" within the condensed consolidated statement of operations when amounts are recognized. For amounts recognized in other comprehensive income (loss) and amounts reclassified out of other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 for these hedging instruments, see Note 16, Changes in Accumulated Other Comprehensive Loss by Component (Net of Tax). Substantially all of the commodity price hedge contracts mature within one year.

Foreign Currency Risk
The Company manufactures and sells its products in North America, South America, Asia, Europe, Australia, and Africa. As a result, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company manufactures and sells its products. The Company generally tries to use natural hedges within its foreign currency activities, including the matching of revenues and costs, to minimize foreign currency risk. Where natural hedges are not in place, the Company considers managing certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts. Principal currencies hedged have historically included the euro, British pound and Polish zloty. Foreign currency forwards are also used in conjunction with the Company's commodity hedging program. In order to obtain critical terms match for commodity exposure, the Company engages the use of foreign exchange contracts. The Company did not hold any foreign currency price hedge contracts at

September 30, 2016 or December 31, 2015. For the nine months ended September 30, 2016 and 2015 there were no amounts reclassified into net income.

Concentrations of Credit Risk
Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts at September 30, 2016 and 2015 is not material.

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

Items Measured at Fair Value on a Recurring Basis

Assets and liabilities remeasured and disclosed at fair value on a recurring basis at September 30, 2016 and December 31, 2015 are set forth in the table below:

	Asset/(Liability)	Level 2
September 30, 2016
Commodity contracts	$1	$1
December 31, 2015
Commodity contracts	$(3)	$(3)

The Company calculates the fair value of its commodity contracts using quoted commodity forward rates to calculate forward values, and then discounts the forward values. The discount rates for all derivative contracts are based on quoted bank deposit rates.

Items Measured at Fair Value on a Nonrecurring Basis
In addition to items measured at fair value on a recurring basis, the Company also has assets that may be measured at fair value on a nonrecurring basis. As these items are not measured at fair value on a recurring basis, they are not included in the tables above. The majority of the Company’s non-financial instruments, long-lived assets, intangible assets, and investments in nonconsolidated affiliates, are Level 3 assets. If certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment and the carrying value is determined to not be recoverable, an impairment charge would be recorded to adjust to the lower of cost or fair value.

During the nine months ended September 30, 2016 and 2015, the Company recorded impairment charges of $4 million and $9 million related to property, plant, and equipment, which have been recorded within "Restructuring charges and asset impairments, net" in the condensed consolidated statement of operations.

The Company's investment in nonconsolidated affiliates is discussed further in Note 11, Investment in Nonconsolidated Affiliates.

Financial Instruments not Carried at Fair Value
Estimated fair values of the Company’s term loans were:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value	Measurement Approach
Term Loans	$2,535	$2,479	$2,551	$2,273	Level 2

Fair value approximates carrying value for foreign debt as well as the U.S. revolver.

Fair market values are developed by the use of estimates obtained from brokers and other appropriate valuation techniques based on information available as of September 30, 2016 and December 31, 2015. The fair value estimates do not necessarily reflect the values the Company could realize in the current markets.

9.	INVENTORIES
Inventories are stated at the lower of cost or market. Cost was determined by the first-in, first-out method at September 30, 2016 and December 31, 2015. Inventories are reduced by an allowance for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Net inventories consist of the following:

	September 30	December 31
	2016	2015
Raw materials	$275	$254
Work-in-process	193	175
Finished products	1,003	1,027
	1,471	1,456
Inventory valuation allowance	(132)	(114)
	$1,339	$1,342

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of changes in the net carrying amounts of goodwill by segment are as follows

	Nine Months Ended September 30, 2016
	Powertrain	Motorparts	Total
Net carrying amount, December 31	$512	$161	$673
Acquisitions and purchase accounting adjustments	6	—	6
Foreign exchange	6	—	6
Net carrying amount, March 31	524	161	685
Acquisitions and purchase accounting adjustments	—	—	—
Impairment charges	(6)	—	(6)
Foreign exchange	—	—	—
Net carrying amount, June 30	518	161	679
Acquisitions and purchase accounting adjustments	—	—	—
Impairment charges	—	—	—
Foreign exchange	—	—	—
Net carrying amount, September 30	$518	$161	$679

	Powertrain	Motorparts	Total
Accumulated impairment charges at September 30, 2016	$142	$648	$790
Accumulated impairment charges at December 31, 2015	$136	$648	$784

The Company conducts its assessment for goodwill impairments on October 1 of each year for all reporting units. Due to the complexity of the 2015 step two goodwill impairment test, the Company finalized its assessment as of June 30, 2016. Based on the results of the annual impairment test, the Company recorded impairment charges of $6 million during nine months ended September 30, 2016.

During the nine months ended September 30, 2015, the Company determined there were impairment indicators for one of its reporting units. Therefore, it conducted an interim impairment analysis and concluded $56 million of goodwill was impaired.

At September 30, 2016 and December 31, 2015, intangible assets consist of the following:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Developed technology	$140	$(97)	$43	$140	$(86)	$54
Customer relationships	683	(366)	317	683	(333)	350
	$823	$(463)	$360	$823	$(419)	$404

Indefinite-lived intangible assets:
Trademarks and brand names			$228			$230

The Company's recorded amortization expense associated with definite-lived intangible assets was:

	Nine Months Ended
	September 30,
	2016	2015
Amortization expense	$44	$45

The Company’s expected future amortization expense for its definite-lived intangible assets is as follows:

	Remaining 2016	2017	2018	2019	2020	2021 and thereafter	Total
Expected amortization expenses	15	58	49	49	49	140	$360

11.	INVESTMENT IN NONCONSOLIDATED AFFILIATES

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

The following represents the Company’s aggregate investments and direct ownership in these affiliates:

	September 30	December 31
	2016	2015
Investments in nonconsolidated affiliates	$275	$296

Direct ownership percentages	2% to 50%	2% to 50%

The following table represents amounts reflected in the Company’s financial statements related to nonconsolidated affiliates:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Equity earnings of nonconsolidated affiliates	$11	$9	$44	$37

Cash dividends received from nonconsolidated affiliates	$6	$—	$71	$6

The following tables present summarized aggregated financial information of the Company’s nonconsolidated affiliates for the three and nine months ended September 30, 2016 and 2015. The amounts represent 100% of the interest in the nonconsolidated affiliates and not the Company's proportionate share.

	Three months ended September 30, 2016
Statements of Operations	Turkey JVs	Anqing TP Goetze	All Other	Total
Sales	$77	$37	$114	$228
Gross profit	$17	$12	$22	$51
Income from continuing operations	$12	$9	$13	$34
Net income	$11	$9	$12	$32

	Three months ended September 30, 2015
Statements of Operations	Turkey JVs	Anqing TP Goetze	All Other	Total
Sales	$80	$31	$82	$193
Gross profit	$17	$8	$11	$36
Income from continuing operations	$13	$7	$5	$25
Net income	$11	$8	$4	$23

	Nine Months Ended September 30, 2016
Statements of Operations	Turkey JVs	Anqing TP Goetze	All Other	Total
Sales	$264	$117	$347	$728
Gross profit	$67	$36	$74	$177
Income from continuing operations	$55	$30	$45	$130
Net income	$45	$30	$42	$117

	Nine Months Ended September 30, 2015
Statements of Operations	Turkey JVs	Anqing TP Goetze	All Other	Total
Sales	$248	$123	$254	$625
Gross profit	$56	$38	$31	$125
Income from continuing operations	$50	$34	$16	$100
Net income	$41	$35	$15	$91

As part of the regulatory approval related to an acquisition, the Company committed to divest, or procure the divestiture of the commercial and light vehicle brake pads business relating to the original equipment manufacturers market in the European Economic Area. As such, the Company deconsolidated these subsidiaries and accounted for them as equity method investments until disposition. The disposition was completed in the first quarter of 2015. As a result, the Company recognized an $11 million loss on disposal recorded in the line item "Other Income (Expense), Net" in the condensed consolidated statements of operations during the nine months ended September 30, 2015.

12.    DEBT

The following is a summary of debt outstanding as of September 30, 2016 and December 31, 2015:

	September 30	December 31
	2016	2015
Loans under facilities:
Revolver	$390	$340
Tranche B term loan	686	691
Tranche C term loan	1,862	1,876
Debt discount	(7)	(8)
Unamortized debt issuance fees	(8)	(10)
Other debt, primarily foreign instruments	188	163
	3,111	3,052
Less:
Short-term debt, including current maturities of long-term debt	(174)	(138)
Total long-term debt	$2,937	$2,914

The Replacement Revolving Facility has an available borrowing base of $173 million and $37 million of letters of credit outstanding at September 30, 2016, pertaining to the term loan credit facility. To the extent letters of credit associated with the Replacement Revolving Facility are issued, there is a corresponding decrease in borrowings available under this facility. There is also $37 million of availability under foreign credit facilities at September 30, 2016.

Interest expense associated with the amortization of the debt issuance costs recognized in the Company’s condensed consolidated statements of operations, consists of the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Amortization of debt issuance fees	$1	$1	$2	$2
Amortization of original issue discount	1	—	1	1
	$2	$1	$3	$3

13.	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors several defined benefit pension plans (“Pension Benefits”) and health care and life insurance benefits (“Other Postretirement Benefits” or "OPEB") for certain employees and retirees around the world.

Components of net periodic benefit cost (credit) for the three months ended September 30, 2016 and 2015 are as follows:

	Pension Benefits				Other Postretirement
	United States Plans		Non-U.S. Plans		Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$1	$—	$3	$4	$—	$—
Interest cost	12	12	3	4	3	3
Expected return on plan assets	(12)	(15)	—	—	—	—
Amortization of actuarial losses	3	3	2	2	1	2
Amortization of prior service credits	—	—	—	—	(1)	(1)
Net periodic benefit cost	$4	$—	$8	$10	$3	$4

Components of net periodic benefit cost (credit) for the nine months ended September 30, 2016 and 2015 are as follows:

	Pension Benefits				Other Postretirement
	United States Plans		Non-U.S. Plans		Benefits
	2016	2015	2016	2015	2016	2015
Service cost	$2	$2	$10	$12	$—	$—
Interest cost	36	36	9	8	9	10
Expected return on plan assets	(36)	(44)	—	(1)	—	—
Amortization of actuarial losses	9	8	4	8	2	4
Amortization of prior service credits	—	—	—	—	(3)	(3)
Net periodic benefit cost	$11	$2	$23	$27	$8	$11

14.	INCOME TAXES

Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

For the three months ended September 30, 2016, the Company recorded income tax expense of $10 million on income from continuing operations before income taxes of $26 million. This compares to income tax expense of $9 million on a loss from operations before income taxes of $53 million in the same period of 2015. Income tax expense for the three months ended September 30, 2016 and three months ended September 30, 2015 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, partially offset by pre-tax losses with no tax benefit.

For the nine months ended September 30, 2016, the Company recorded income tax expense of $33 million on income from continuing operations before income taxes of $118 million. This compares to income tax expense of $32 million on a loss from operations before income taxes of $23 million in the same period of 2015. Income tax expense for the nine months ended September 30, 2016 differs from the U.S. statutory rate due primarily to pre-tax income taxed at rates lower than the U.S. statutory rate, partially offset by pre-tax losses with no tax benefit. Income tax expense for the nine months ended September 30, 2015 differs from the U.S. statutory rate due primarily to pre-tax losses with no tax benefits.

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

Total environmental liabilities, determined on an undiscounted basis, are included in the condensed consolidated balance sheets as follows:

	September 30	December 31
	2016	2015
Other current liabilities	$4	$4
Other accrued liabilities (noncurrent)	8	10
	$12	$14

Management believes recorded environmental liabilities will be adequate to cover the Company’s estimated liability for its exposure in respect to such matters. In the event such liabilities were to significantly exceed the amounts recorded by the Company, the Company’s results of operations and financial condition could be materially affected. As of September 30, 2016, management estimates that reasonably possible material additional losses above and beyond management’s best estimate of required remediation costs as recorded approximate $44 million.

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

The Company has identified sites with contractual obligations and several sites that are closed or expected to be closed and sold. In connection with these sites, the Company maintains ARO liabilities in the condensed consolidated balance sheets as follows:

	September 30	December 31
	2016	2015
Other current liabilities	$2	$2
Other accrued liabilities (noncurrent)	14	14
	$16	$16

There was no activity in the Company's ARO liability for the three and nine months ended September 30, 2016. The following is a rollforward of the Company’s ARO liability for the three and nine months ended September 30, 2015:

Balance at December 31, 2014	$24
Liabilities settled/adjustments	(3)
Foreign Currency	(2)
Balance at March 31, 2015	19
Liabilities settled/adjustments	1
Balance at June 30, 2015	20
Liabilities settled/adjustments	(1)
Balance at September 30, 2015	$19

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

Affiliate Pension Obligations
As a result of the more than 80% ownership interest in the Company by Mr. Icahn’s affiliates, the Company is subject to the pension liabilities of all entities in which Mr. Icahn has a direct or indirect ownership interest of at least 80%. One such entity, ACF Industries LLC ("ACF"), is the sponsor of several pension plans. All the minimum funding requirements of the Code and the Employee Retirement Income Security Act of 1974 for these plans have been met as of September 30, 2016. If the ACF plans were voluntarily terminated, they would be underfunded by approximately $104 million as of September 30, 2016. These results are based on the most recent information provided by the plans’ actuaries. These liabilities could increase or decrease, depending on a number of factors, including future changes in benefits, investment returns, and the assumptions used to calculate the liability. As members of the controlled group, the Company would be liable for any failure of ACF to make ongoing pension contributions or to pay the unfunded liabilities upon a termination of the pension plans of ACF. In addition, other entities now or in the future within the controlled group in which the Company is included may have pension plan obligations that are, or may become, underfunded and the Company would be liable for any failure of such entities to make ongoing pension contributions or to pay the unfunded liabilities upon termination of such plans. Further, the failure to pay these pension obligations when due may result in the creation of liens in favor of the pension plan or the Pension Benefit Guaranty Corporation (“PBGC”) against the assets of each member of the controlled group.

The current underfunded status of the pension plans of ACF requires it to notify the PBGC of certain “reportable events” such as if the Company ceases to be a member of the ACF controlled group, or the Company makes certain extraordinary dividends or stock redemptions. The obligation to report could cause the Company to seek to delay or reconsider the occurrence of such reportable events.

Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC have undertaken to indemnify Federal-Mogul for any and all liability imposed upon the Company pursuant to the Employee Retirement Income Security Act of 1974, as amended, or any regulation thereunder (“ERISA”) resulting from the Company being considered a member of a controlled group within the meaning of ERISA § 4001(a)(14) of which American Entertainment Properties Corporation is a member, except with respect to liability in respect to any employee benefit plan, as defined by ERISA § 3(3), maintained by the Company. Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC are not required to maintain any specific net worth and there can be no guarantee Icahn Enterprises Holdings L.P. and IEH FM Holdings LLC will be able to fund their indemnification obligations to the Company.

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

The following represents the Company’s changes in accumulated other comprehensive loss ("AOCL") by component for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Foreign currency translation adjustments and other
Balance at beginning of period	$(733)	$(577)	$(714)	$(482)
Other comprehensive income (loss) before reclassification adjustment, net of tax	4	(88)	(14)	(183)
Reclassification from other comprehensive income (loss)	—	—	(1)	—
Other comprehensive loss, net of tax	4	(88)	(15)	(183)
Balance at end of period	$(729)	$(665)	$(729)	$(665)

Pensions and postretirement benefits
Balance at beginning of period	$(580)	$(621)	$(587)	$(643)
Other comprehensive income (loss) before reclassifications	—	—	—	11
Reclassification from other comprehensive income (loss)(a)	5	6	12	17
Income tax	—	2	—	2
Other comprehensive income (loss), net of tax	5	8	12	30
Balance at end of period	$(575)	$(613)	$(575)	$(613)

Hedge instruments
Balance at beginning of period	$(16)	$(18)	$(17)	$(17)
Other comprehensive income (loss) before reclassifications	1	(1)	—	(3)
Reclassification from other comprehensive income (loss)(b)	—	1	2	2
Other comprehensive income (loss), net of tax	1	—	2	(1)
Balance at end of period	$(15)	$(18)	$(15)	$(18)

Other comprehensive income (loss) attributable to noncontrolling interests, net of tax(c)	$1	$(4)	$5	$(6)

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

The Company has total outstanding awards of approximately 212,000 and 603,000 as of September 30, 2016 and December 31, 2015. As of September 30, 2016, all 2011 SARs and 2010 SARs were expired.

The Company did not recognize any SARs income for the nine months ended September 30, 2016 and recognized $1 million in income for the nine months ended September 30, 2015.

18.	INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share attributable to Federal-Mogul:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Amounts attributable to Federal-Mogul:
Net income (loss) from continuing operations	$15	$(63)	$81	$(59)
Gain from discontinued operations, net of income tax	—	—	—	7
Net income (loss)	$15	$(63)	$81	$(52)

Weighted average shares outstanding, basic and diluted	169.0	169.0	169.0	163.2

Net income (loss) per common share attributable to Federal-Mogul
Basic and diluted:
Net income (loss) from continuing operations	$0.09	$(0.37)	$0.48	$(0.36)
Gain from discontinued operations, net of income tax	—	—	—	0.04
Net income (loss)	$0.09	$(0.37)	$0.48	$(0.32)

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

Net sales, cost of products sold and gross profit information are as follows:

	Three Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Profit
	2016	2015	2016	2015	2016	2015
Powertrain	$1,089	$1,079	$(963)	$(955)	$126	$124
Motorparts	797	817	(648)	(678)	149	139
Inter-segment eliminations	(61)	(72)	61	72	—	—
Total Reporting Segment	$1,825	$1,824	$(1,550)	$(1,561)	$275	$263

Inter-segment eliminations attributable to sales from Powertrain to Motorparts	$54	$64
Inter-segment eliminations attributable to sales from Motorparts to Powertrain	$7	$8

	Nine Months Ended September 30
	Net Sales		Cost of Products Sold		Gross Profit
	2016	2015	2016	2015	2016	2015
Powertrain	$3,389	$3,384	$(2,976)	$(2,978)	$413	$406
Motorparts	2,446	2,461	(1,992)	(2,063)	454	398
Inter-segment eliminations	(189)	(224)	189	224	—	—
Total Reporting Segment	$5,646	$5,621	$(4,779)	$(4,817)	$867	$804

Inter-segment eliminations attributable to sales from Powertrain to Motorparts	$163	$197
Inter-segment eliminations attributable to sales from Motorparts to Powertrain	$26	$27

Operational EBITDA and the reconciliation to net income (loss) are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Powertrain	$104	$97	$358	$323
Motorparts	69	59	204	157
Total Operational EBITDA	173	156	562	480

Items required to reconcile Operational EBITDA to EBITDA:
Restructuring charges and asset impairments (a)	(8)	(24)	(32)	(67)
Goodwill and intangible impairment expense, net	—	(56)	(6)	(50)
Loss on sale of equity method investment	—	—	—	(11)
Financing charges	(2)	(3)	(9)	(7)
Discontinued operations	—	—	—	7
Transaction related costs	(2)	(1)	(4)	(7)
Segmentation costs	—	(1)	—	(3)
Other (b)	(3)	—	(8)	(1)
EBITDA	158	71	503	341

Items required to reconcile EBITDA to net income (loss):
Depreciation and amortization	(95)	(88)	(275)	(254)
Interest expense, net	(37)	(36)	(110)	(103)
Income tax (expense) benefit	(10)	(9)	(33)	(32)
Net income (loss)	$16	$(62)	$85	$(48)

	Three Months Ended September 30		Nine Months Ended September 30
Footnotes:	2016	2015	2016	2015
(a) Restructuring charges and asset impairments, net:
Restructuring charges related to severance and other charges, net	$(7)	$(18)	$(28)	$(58)
Asset impairments, including impairments related to restructuring activities	(1)	(6)	(4)	(9)
Total restructuring charges	(8)	(24)	(32)	(67)

(b) Other reconciling items:
Non-service cost components associated with U.S. based funded pension plans	(3)	1	(9)	1
Stock appreciation rights	—	—	—	1
Other	—	(1)	1	(3)
Total other reconciling items	$(3)	$—	$(8)	$(1)

Total assets are as follows:

	September 30	December 31
	2016	2015
Powertrain	$4,132	$3,997
Motorparts	3,013	3,141
Total Reporting Segment Assets	7,145	7,138
Corporate	172	90
Total Company Assets	$7,317	$7,228

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

The Company’s payments to Insight were less than $0.5 million for the nine months ended September 30, 2016 and 2015.

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

Subsequent to the IEP acquisition of Auto Plus, the Company had $17 million of sales from the date of acquisition through September 30, 2015 to Auto Plus and $19 million of accounts receivable outstanding from Auto Plus as of September 30, 2015.
The Company had $13 million and $41 million of sales for the three and nine months ended September 30, 2016 to Auto Plus and $10 million of accounts receivable, net outstanding from Auto Plus as of September 30, 2016.

On February 3, 2016, IEP acquired a majority of the outstanding shares of Pep Boys - Manny, Moe & Jack ("Pep Boys"), a leading aftermarket provider of automotive service, tires, parts and accessories across the United States and Puerto Rico. On February 4, 2016, IEP completed the acquisition of the remaining outstanding shares of Pep Boys. The Company had $18 million and $20 million of sales for the three and nine months ended September 30, 2016 to Pep Boys and $19 million of accounts receivable, net outstanding from Pep Boys as of September 30, 2016.

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
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016, the Company's Amended Annual Reports on Form 10-K/A for the year ended December 31, 2015 filed on March 30, 2016, and April 29, 2016, and the Company’s quarterly reports for the quarters ended March 31, 2016 filed on April 27, 2016, and July 27, 2016 as well as the risks and uncertainties discussed elsewhere in the Annual Report and this report. Other factors besides those listed could also materially affect the Company’s business.

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

Proposed Merger Transaction:
On September 6, 2016, the Company, American Entertainment Properties Corp., a Delaware corporation (“AEP”), and IEH FM Holdings LLC, a Delaware limited liability company (“Merger Sub”) entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub commenced a cash tender offer (the "Offer) to acquire, subject to the terms and conditions of the Merger Agreement, all of the issued and outstanding shares of the Company’s common stock, par value $0.01 per share, not already owned by AEP, Merger Sub, the Company, and their respective affiliates, for a purchase price of $9.25 per share, net to the seller in cash, without interest, less any applicable tax withholding.

The Offer will expire at 12:00 midnight, New York City time, on October 28, 2016 (one minute after 11:59 P.M., New York City Time, on October 28, 2016), unless further extended. Complete terms and conditions of the Offer are set forth in AEP and Merger Sub's Offer to Purchase and Letter of Transmittal and the Company's Solicitation/Recommendation Statement on Schedule 14D-9 and other materials filed with the Securities and Exchange Commission on September 26, 2016, each as subsequently amended.

Financial Results for the Nine Months Ended September 30, 2016: Consolidated net sales were $5,646 million, an increase of $25 million, or 0.4% The increase was primarily driven by a 2.1% increase in sales volumes of $118 million (which included a $80 million benefit from acquisitions) and was substantially offset by an $80 million unfavorable effect of foreign currency exchange.

Cost of products sold was $4,779 million for the nine months ended September 30, 2016, a decrease of $38 million, or 0.8%. The decrease was primarily driven by $84 million of savings from net performance and a $72 million favorable effect of foreign currency exchange. This was partially offset by the $118 million in incremental costs related to higher sales volumes attributable to organic growth and acquisitions.

Gross profit increased by $63 million to $867 million, or 15.4% of sales, for the nine months ended September 30, 2016 compared to $804 million, or 14.3% of sales, for the nine months ended September 30, 2015. The increase was primarily driven by the favorable effects of performance of $71 million which was offset by the negative effects of foreign currency exchange of $8 million.

For the nine months ended September 30, 2016:

•
Net income attributable to Federal-Mogul was $81 million which included restructuring charges and asset impairments of $32 million, goodwill impairment charges of $6 million, and other income of $9 million (net of tax) related to the recognition of a gain on the sale of real estate made in a prior year.

•
Restructuring charges and asset impairments were comprised of $20 million related to the Powertrain segment and $12 million related to the Motorparts segment. The charge includes $28 million of costs related to severance and other charges, primarily focused on optimizing our cost structure. The charges include severance related costs and other charges of $18 million in EMEA, $6 million in North America, and $4 million in ROW. In addition, there was $4 million in asset impairments in EMEA for the Motorparts segment.

•
Total debt, including short-term debt and current portion of long-term debt, increased by $59 million. The increase was primarily attributable to net borrowings on the U.S. revolving line of credit of $50 million. These net borrowings contributed to the $136 million increase in cash during the nine months ended September 30, 2016. We had $330 million of cash, $173 million of availability under our U.S. credit facilities, and $37 million of availability under foreign credit facilities at September 30, 2016.

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

Global vehicle production levels: Global light vehicle production increased by 3.2 percent for the first nine months of 2016. European light vehicle production rose 3.1 percent and North American light vehicle production also increased 3.1 percent, with positive growth in Canada and the United States. Light vehicle production in the Asia-Pacific region increased by 4.8 percent, with positive growth in China and India. Among the major regions, only South America posted a decline during the nine months ended September 30, 2016, down 17.9 percent.

Global commercial vehicle production increased by 3.5 percent in the first nine months of 2016. European commercial vehicle production rose 5.4 percent and the Asia-Pacific region rose 11.6 percent, with positive growth in China and India. South America posted a decline during the nine months ended September 30, 2016, down 22.7 percent. There was a 13.8 percent decrease in commercial vehicle production in our primary market of North America.

Global vehicle sales levels: Global light vehicle sales increased by 4.6 percent in the first nine months of 2016. European light vehicle sales rose 4.7 percent and North American vehicles sales increased 1.9 percent, with positive growth in Canada, Mexico, and the United States. Light vehicle sales in the Asia-Pacific region increased 8.0 percent, with positive growth in China and India. Among the major regions, only South America posted a decline during the nine months ended September 30, 2016, which was down 14.4 percent.

Global commercial vehicle sales were up 6.8 percent in the first nine months of 2016. European commercial vehicles sales rose 9.3 percent and the Asia-Pacific region was up 13.8 percent, with positive growth in China and India. South America posted a decline during the nine months ended September 30, 2016, down 25.4 percent. There was a 6.1 percent decrease in our primary market of North America.

Part replacement trends: The strength of our aftermarket business is influenced by several key drivers. These include the vehicle population (or "parc"), average vehicle age, fuel prices, and vehicle distance traveled. The vehicle parc is estimated to have expanded in most major markets, including the United States, China, and Germany.  Average vehicle ages also increased, despite growth in new vehicle sales, in most regions. Vehicle distance traveled varies by region and is sensitive to several factors, including fuel prices and transportation alternatives. Average vehicle distance traveled has declined in China in the recent past, partially offsetting generally favorable trends in the country.

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
As we expand our distribution and service capabilities globally, we look to optimize the performance of our distribution centers (“DCs”) through enhanced efficiencies and the world-class delivery performance our customers increasingly require. We have made investments into our U.S. distribution network through our East and West coast distribution centers, and through the implementation of automated picking technology and a more efficient replenishment system with the objective of improving inventory availability and lowering costs. Recently, we made investments in our DC network in Belgium, China and announced plans to open a DC in Hungary during 2017.

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
We assess individual opportunities to execute our strategy based upon estimated sales and margin growth, cost reduction potential, internal investment returns, and other criteria, and make investment decisions on a case-by-case basis. Opportunities meeting or exceeding benchmark return criteria may be undertaken through research and development activities, acquisitions, and other strategic alliances, or restructuring activities. Restructuring expenses for the nine months ended September 30, 2016 primarily related to our Powertrain locations and were aimed at reducing production complexities, and reducing inefficiencies in indirect and fixed cost structures.

Consolidated Results – Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

	Three Months Ended September 30		Favorable/ (unfavorable)	Nine Months Ended September 30		Favorable/ (unfavorable)
	2016	2015		2016	2015
Consolidated Statement of Operations Data	(millions of dollars)
Net sales	$1,825	$1,824	$1	$5,646	$5,621	$25
Cost of products sold	(1,550)	(1,561)	11	(4,779)	(4,817)	38
Gross profit	275	263	12	867	804	63
Selling, general and administrative expenses	(203)	(193)	(10)	(616)	(596)	(20)
Goodwill and intangible impairment expense, net	—	(56)	56	(6)	(50)	44
Restructuring charges and asset impairments, net	(8)	(24)	16	(32)	(67)	35
Amortization expense	(15)	(16)	1	(44)	(45)	1
Other income (expense), net	3	—	3	15	(3)	18
Interest expense, net	(37)	(36)	(1)	(110)	(103)	(7)
Equity earnings of nonconsolidated affiliates	11	9	2	44	37	7
Income tax (expense) benefit	(10)	(9)	(1)	(33)	(32)	(1)
Net income (loss) from continuing operations	16	(62)	78	85	(55)	140
Gain from discontinued operations, net of income tax	—	—	—	—	7	(7)
Net income (loss)	16	(62)	78	85	(48)	133
Net (income) attributable to noncontrolling interests	(1)	(1)	—	(4)	(4)	—
Net income (loss) attributable to Federal-Mogul	$15	$(63)	$78	$81	$(52)	$133

Comparison of Three and Nine Months Ended September 30, 2016 vs. Three and nine months ended September 30, 2015

Sales:
Three-months ended: Consolidated net sales increased by $1 million compared to the three months ended September 30, 2015. The increase was primarily driven by a 1.2% increase in sales volumes of $21 million (which included a $7 million benefit from acquisitions) and was substantially offset by a $13 million unfavorable effect of foreign currency exchange.

Nine-months ended: Consolidated net sales increased by $25 million, or 0.4%, compared to the nine months ended September 30, 2015. The increase was primarily driven by a 2.1% increase in sales volumes of $118 million (which included a $80 million benefit from acquisitions) and was substantially offset by an $80 million unfavorable effect of foreign currency exchange.

Cost of Sales:
Three-months ended: Cost of products sold decreased by $11 million compared to the three months ended September 30, 2015. The decrease was primarily driven by the $11 million favorable effect of foreign currency exchange and $24 million of savings from net performance. This was partially offset by $24 million in incremental costs related to higher sales volumes attributable to organic growth and acquisitions

Nine-months ended: Cost of products sold was $4,779 million for the nine months ended September 30, 2016, a decrease of $38 million, or 0.8%. The decrease was primarily driven by $84 million of savings from net performance and a $72 million favorable effect of foreign currency exchange. This was partially offset by the $118 million in incremental costs related to higher sales volumes attributable to organic growth and acquisitions.

Gross Profit:
Three-months ended: Gross profit as a percentage of sales, for the three months ended September 30, 2016 was 15.1% compared to 14.4% for the three months ended September 30, 2015. Gross profit increased by $12 million compared to the three months ended September 30, 2015. The increase was primarily driven by the favorable effects of performance of $17 million offset by the net effects of sales volumes and mix of $3 million and unfavorable effects of foreign currency of $2 million.

Nine-months ended: Gross profit as a percentage of sales, for the nine months ended September 30, 2016 was 15.4% compared to 14.3% for the nine months ended September 30, 2015. Gross profit increased by $63 million compared to the nine months ended September 30, 2015. The increase was primarily driven by the favorable effects of performance of $71 million which was offset by the negative effects of foreign currency exchange of $8 million.

Selling, General and Administrative Expense:
Three-months ended: Selling, general and administrative expenses (“SG&A”) as a percentage of sales, was 11.1% for the three months ended September 30, 2016 as compared to 10.6% for the three months ended September 30, 2015. This increase of $10 million is primarily attributable to an increase in sales and marketing expenses of $3 million, an additional $1 million from acquisitions, and higher compensation, including pension costs, which were partially offset by favorable project costs of $2 million and foreign exchange of $1 million. SG&A includes research and development (“R&D”) costs, including product and validation costs, of $47 million for both the three months ended September 30, 2016 and 2015.

Nine-months ended: SG&A as a percentage of sales, was 10.9% for the nine months ended September 30, 2016 as compared to 10.6% for the nine months ended September 30, 2015. This increase of $20 million is primarily attributable to an increase in sales and marketing expenses of $8 million, an additional $3 million from acquisitions, a legal reserve of $3 million, and higher compensation costs, including pension costs, which were partially offset by favorable project costs of $3 million and foreign exchange of $7 million. SG&A includes R&D costs, including product and validation costs, of $146 million and $143 million for the nine months ended September 30, 2016 and 2015.

Goodwill and intangible impairment expense, net:
Three-months ended: Goodwill impairment charges decreased by $56 million during the three months ended September 30, 2016. For the three months ended September 30, 2015, an impairment of $56 million was recorded as a result of an interim analysis of impairment indicators in one of our reporting units.

Nine-months ended: Goodwill impairment charges decreased by $44 million during the nine months ended September 30, 2016. In 2016, an additional impairment charge of $6 million was recorded as a result of finalizing our 2015 year-end step two goodwill impairment test during the nine months ended September 30, 2016. In 2015, an impairment charge of $56 million was recorded as a result of an analysis on interim impairment indicators in one reporting unit, this was partially offset by a $6 million reduction to a previously recognized impairment charge as a result of the completion of our 2014 year-end step two goodwill analysis during the nine months ended September 30, 2015.

Restructuring charges and asset impairments:
Restructuring charges and asset impairments decreased by $16 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 and decreased by $35 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decreases are related to higher severance and other charges incurred in the three and nine months ended September 30, 2015, primarily related to our restructuring efforts in EMEA and ROW aimed at optimizing our cost structure.

Amortization expense:
Amortization expense decreased $1 million for both the three and nine months ended September 30, 2016 compared to the comparable periods in 2015.

Other Income (Expense), Net:
Three-months ended: Other income (expense), net increased by $3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The primary reason for the net increase is higher third party royalties of $1 million, and lower financings charges of $1 million during the three months ended September 30, 2016. In addition, we recognized $1 million in legal separation costs during the three months ended September 30, 2015.

Nine-months ended: Other income (expense), net increased by $18 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The primary reason for the net increase is the recognition of an $8 million gain (net of tax) on the sale of real estate, as compared to $4 million in the prior nine months ended September 30, 2015. In addition, we recognized a loss on disposition of an equity method investment of $11 million and legal separation costs of $3 million during the nine months ended September 30, 2015.

Interest Expense, Net:
Net interest expense increased $1 million and $7 million for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. This increase is primarily attributable to higher borrowings and interest rates under our revolving credit facilities.

Equity earnings of nonconsolidated affiliates:
Equity in earnings of nonconsolidated affiliates increased by $2 million and $7 million for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. The increase was primarily driven by the additional investment in one of our China joint ventures included in the results for three and nine months ended September 30, 2016.

Income tax (expense) / benefit:
Three-months ended: For the three months ended September 30, 2016, we recorded an income tax expense of $10 million on income from continuing operations before income taxes of $26 million, compared to income tax expense of $9 million on a loss from continuing operations before income taxes of $53 million for the three months ended September 30, 2015.

Nine-months ended: For the nine months ended September 30, 2016, we recorded an income tax expense of $33 million on income from continuing operations before income taxes of $118 million, compared to income tax expense of $32 million on a loss from continuing operations before income taxes of $23 million for the nine months ended September 30, 2015.

Reporting Segment Results – Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

2016 Sales Analysis:

	Sales by Region:				Volume Increase (Decrease) by Region:
					Excluding Acquisitions		Including Acquisitions
	Powertrain	%	Motorparts	%	Powertrain	Motorparts	Powertrain	Motorparts
	(millions of dollars)				(millions of dollars)
North America	$390	36%	$432	54%	$2	$(36)	$2	$(30)
EMEA	474	43%	294	37%	5	3	5	3
ROW	225	21%	71	9%	32	8	32	9
	$1,089	100%	$797	100%	39	(25)	39	(18)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Sales	$1,079	$817	$(72)	$1,824
External sales volumes	39	(25)	—	14
Inter-segment sales volumes	(9)	(2)	11	—
Acquisitions	—	7	—	7
Other	(14)	7	—	(7)
Foreign currency	(6)	(7)	—	(13)
2016 Sales	$1,089	$797	$(61)	$1,825

Other: Primarily represents commercial actions and customer pricing.

2016 Cost of Products Sold Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Cost of Products Sold	$(955)	$(678)	$72	$(1,561)
Sales volumes / mix	(27)	14	(11)	(24)
Performance	11	13	—	24
Foreign currency	8	3	—	11
2016 Cost of Products Sold	$(963)	$(648)	$61	$(1,550)

Sales Volumes: The increase is primarily due to the increase in sales in the Powertrain segment.

Performance: Performance includes the benefit of favorable material and service sourcing, and productivity.

2016 Gross Profit Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Gross Profit	$124	$139	$—	$263
Sales volumes/mix	3	(6)	—	(3)
Performance and other	(3)	20	—	17
Foreign currency	2	(4)	—	(2)
2016 Gross Profit	$126	$149	$—	$275

2016 Operational EBITDA Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Operational EBITDA	$97	$59	$—	$156
Sales volumes / mix	2	(8)	—	(6)
Performance and other	7	21	—	28
Equity earnings in nonconsolidated affiliates	1	1	—	2
Increase in other costs	(2)	(1)	—	(3)
Foreign currency	(1)	(3)	—	(4)
2016 Operational EBITDA	$104	$69	$—	$173

Reconciliation of Operational EBITDA to Net Income (loss):

	Three Months Ended September 30
	2016	2015
	(millions of dollars)
Powertrain	$104	$97
Motorparts	69	59
Total Operational EBITDA	173	156

Items required to reconcile Operational EBITDA to EBITDA:
Restructuring charges and asset impairments (a)	(8)	(24)
Goodwill and intangible impairment expense, net	—	(56)
Financing charges	(2)	(3)
Discontinued operations	—	—
Transaction related costs	(2)	(1)
Segmentation costs	—	(1)
Other (b)	(3)	—
EBITDA	158	71

Items required to reconcile EBITDA to net income (loss):
Depreciation and amortization	(95)	(88)
Interest expense, net	(37)	(36)
Income tax (expense) benefit	(10)	(9)
Net income (loss)	$16	$(62)

	Three Months Ended September 30
Footnotes:	2016	2015
(a) Restructuring charges and asset impairments, net:	(millions of dollars)
Restructuring charges related to severance and other charges, net	$(7)	$(18)
Asset impairments, including impairments related to restructuring activities	(1)	(6)
Total Restructuring charges	(8)	(24)

(b) Other reconciling items:
Non-service cost components associated with U.S. based funded pension plans	(3)	1
Other	—	(1)
Total other reconciling items	$(3)	$—

Reporting Segment Results – Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

2016 Sales Analysis:

	Sales by Region:				Volume Increase (Decrease) by Region:
					Excluding Acquisitions		Including Acquisitions
	Powertrain	%	Motorparts	%	Powertrain	Motorparts	Powertrain	Motorparts
	(millions of dollars)				(millions of dollars)
North America	$1,203	36%	$1,371	56%	$(5)	$(22)	$36	$(14)
EMEA	1,536	45%	875	36%	8	(9)	26	(9)
ROW	650	19%	200	8%	47	19	59	20
	$3,389	100%	$2,446	100%	50	(12)	121	(3)

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Sales	$3,384	$2,461	$(224)	$5,621
External sales volumes	50	(12)	—	38
Inter-segment sales volumes	(33)	(2)	35	—
Acquisitions	71	9	—	80
Other	(40)	27	—	(13)
Foreign currency	(43)	(37)	—	(80)
2016 Sales	$3,389	$2,446	$(189)	$5,646

Other: Primarily represents commercial actions and customer pricing.

2016 Cost of Products Sold Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Cost of Products Sold	$(2,978)	$(2,063)	$224	$(4,817)
Sales volumes / mix	(88)	5	(35)	(118)
Performance	44	40	—	84
Foreign currency	46	26	—	72
2016 Cost of Products Sold	$(2,976)	$(1,992)	$189	$(4,779)

Sales Volumes: The increase is primarily due to the increase in external sales and sales attributable to acquisitions in the Powertrain segment.

Performance: Performance includes the benefit of favorable material and service sourcing, and productivity.

2016 Gross Profit Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Gross Profit	$406	$398	$—	$804
Sales volumes/mix	—	—	—	—
Performance and other	4	67	—	71
Foreign currency	3	(11)	—	(8)
2016 Gross Profit	$413	$454	$—	$867

2016 Operational EBITDA Analysis:

	Powertrain	Motorparts	Inter-segment Elimination	Total Reporting Segment
	(millions of dollars)
2015 Operational EBITDA	$323	$157	$—	$480
Sales volumes / mix	4	(2)	—	2
Performance and other	23	69	—	92
Equity earnings in nonconsolidated affiliates	5	2	—	7
Increase in other costs	3	(14)	—	(11)
Foreign currency	—	(8)	—	(8)
2016 Operational EBITDA	$358	$204	$—	$562

Reconciliation of Operational EBITDA to Net Income (loss):

	Nine Months Ended September 30
	2016	2015
	(millions of dollars)
Powertrain	$358	$323
Motorparts	204	157
Total Operational EBITDA	562	480

Items required to reconcile Operational EBITDA to EBITDA:
Restructuring charges and asset impairments (a)	(32)	(67)
Goodwill and intangible impairment expense, net	(6)	(50)
Loss on sale of equity method investment	—	(11)
Financing charges	(9)	(7)
Discontinued operations	—	7
Transaction related costs	(4)	(7)
Segmentation costs	—	(3)
Other (b)	(8)	(1)
EBITDA	503	341

Items required to reconcile EBITDA to net income (loss):
Depreciation and amortization	(275)	(254)
Interest expense, net	(110)	(103)
Income tax (expense) benefit	(33)	(32)
Net income (loss)	$85	$(48)

	Nine Months Ended September 30
Footnotes:	2016	2015
(a) Restructuring charges and asset impairments, net:	(millions of dollars)
Restructuring charges related to severance and other charges, net	$(28)	$(58)
Asset impairments, including impairments related to restructuring activities	(4)	(9)
Total Restructuring charges	(32)	(67)

(b) Other reconciling items:
Non-service cost components associated with U.S. based funded pension plans	(9)	1
Stock appreciation rights	—	1
Other	1	(3)
Total other reconciling items	$(8)	$(1)

Liquidity and Capital Resources

Operating Activities
As summarized in the table below, net cash provided from (used by) operating activities was $394 million and $(25) million for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30
	2016	2015
	(millions of dollars)
Operational cash flow before changes in operating assets and liabilities	$357	$179

Changes in operating assets and liabilities:
Accounts receivable	45	(80)
Inventories	20	(175)
Accounts payable	8	40
Other assets and liabilities	(36)	11
Total change in operating assets and liabilities	37	(204)
Net Cash Provided From (Used by) Operating Activities	$394	$(25)

Cash provided by operations for the nine months ended September 30, 2016 increased by $419 million compared to the nine months ended September 30, 2015. The increase was primarily the result of:

•	a reduction in cash contributions to our pension plans and cash payments for restructuring activities;

•	an increase in cash dividends from our nonconsolidated affiliates;

•
a reduction in inventory in the nine months ended September 30, 2016 versus a build of inventory in the nine months ended September 30, 2015 driven by the integration of acquisitions and the additional investment related to the realignment of our North American distribution network during the prior period in the Motorparts segment;

•	an increase in factored receivables activity in the nine months ended September 30, 2016 versus the nine months ended September 30, 2015; and

•	normalized working capital requirements as compared to the prior year when additional working capital was required to support the acquisition of the TRW valvetrain business in the Powertrain segment.

Investing Activities
As summarized in the table below, net cash provided from (used by) investing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30
	2016	2015
	(millions of dollars)
Expenditures for property, plant and equipment	$(283)	$(326)
Payments to acquire businesses, net of cash acquired	(24)	(365)
Net proceeds from sale of equity method investment	—	15
Net proceeds from sales of property, plant and equipment	12	8
Transfer of cash balances upon disposition of operations held for sale	(12)	—
Net proceeds from sale of shares in consolidated subsidiary	2	—
Capital investment in nonconsolidated affiliates	(1)	—
Net Cash Provided From (Used By) Investing Activities	$(306)	$(668)

Capital expenditures were $283 million and $326 million for the nine months ended September 30, 2016 and 2015. These capital expenditures were primarily related to investing in new facilities, upgrading existing products, continuing new product launches, and infrastructure and equipment at our facilities to support our manufacturing, distribution and cost reduction efforts. We expect to spend between $390 million and $425 million on capital expenditures during 2016, depending on timing of expenditures, as we continue to invest in our strategic priorities and growth. During the nine months ended September 30,

2016, we completed two acquisitions resulting in cash outflow of $24 million, primarily attributable to the filters manufacturing business in Mexico. In addition, we sold a disposal group that was classified as operations held for sale at December 31, 2015 resulting in a cash outflow of $12 million.

The nine months ended September 30, 2015 included a payment of $365 million, net of acquired cash, to acquire certain assets of the TRW valvetrain business and proceeds from the sale of an equity method investment of $15 million.

Financing Activities
Cash flow provided from (used by) financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30
	2016	2015
	(millions of dollars)
Proceeds from equity rights offering, net of related fees	$—	$250
Proceeds from draws on revolving lines of credit	350	543
Payment on revolving lines of credit	(272)	(208)
Proceeds from term loans, net of original issue discount	54	—
Principal payments on term loans	(74)	(20)
Decrease in other long-term debt	—	(3)
Increase (decrease) in short-term debt	1	19
Net proceeds (remittances) on servicing of factoring arrangements	—	(2)
Net cash provided from (used by) financing activities	$59	$579

For the nine months ended September 30, 2016, cash flow provided by financing activities was $59 million. This included net borrowings under revolving lines of credit of $78 million, and net repayments under term loans of $20 million.

For the nine months ended September 30, 2015, cash flow provided by financing activities was $579 million. This included $335 million of net borrowings on the revolving line of credit primarily for the acquisition of the TRW valvetrain business. In addition, it included a $250 million cash inflow associated with a common stock rights offering in which approximately 19 million shares of our common stock were issued in March 2015.

Liquidity
The following table summarizes our available liquidity:

September 30
2016
(millions of dollars)
Cash and cash equivalents	$330
Available under U.S. credit facilities	$173
Available under foreign credit facilities	$37

Off Balance Sheet Arrangements
The Company does not have any material off-balance sheet arrangements other than described below.

Other Liquidity and Capital Resource Items
Our subsidiaries in Brazil, France, Germany, Italy, Canada, and the United States are party to accounts receivable factoring and securitization facilities. For additional detailed information, refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, of the condensed consolidated financial statements.

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
The translated values of revenue and expense from the Company’s international operations are subject to fluctuations due to changes in currency exchange rates. During the nine months ended September 30, 2016, the Company derived 37% of its sales in the United States and 63% internationally. Of these international sales, 54% are denominated in the euro, with no other single currency representing more than 10%. To minimize foreign currency risk, the Company generally maintains natural hedges within its non-U.S. activities, including the matching of operational revenues and costs. Where natural hedges are not in place, the Company may manage certain aspects of its foreign currency activities and larger transactions through the use of foreign currency options or forward contracts.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our Co-Chief Executive Officers and Chief Financial Officer, based on their evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of September 30, 2016, had concluded the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.

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

There were no changes in internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	2.1
Agreement and Plan of Merger, dated as of September 6, 2016, by and among Federal-Mogul Holdings Corporation, American Entertainment Properties Corp. and IEH FM Holdings LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated September 6, 2016 as filed with the Securities and Exchange Commission on September 7, 2016).

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
Dated: October 26, 2016